Form 10QSB
period 1996-06-30
GREENLAND CORP
filed 1996-07-25
CIK 852127

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549


                                     FORM 10-QSB
       /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                        COMMISSION FILE NO. 017833
JUNE 30, 1996

                                      GREENLAND
                                     CORPORATION

         NEVADA                                       87-0439051
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

                             4180 LA JOLLA VILLAGE DRIVE
                                      SUITE 315
                                  LA JOLLA, CA 92037
                 (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES

                                    (619) 458-4226
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 /x/ YES     / /  NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    CLASS A COMMON STOCK               15,925,747 SHARES OUTSTANDING
      $0.001 PAR VALUE                   AS OF  JULY 22, 1996

                        GREENLAND CORPORATION AND SUBSIDIARIES
                               REPORT ON FORM 10-QSB

                             QUARTER ENDED JUNE 30, 1996

                                  Table of Contents
- --------------------------------------------------------------------------------

    PART I.   Financial Information

    ITEM 1.   Financial Statements

              - Condensed consolidated balance sheets as of June 30, 1996 and December 31, 1995

              -    Condensed consolidated statements of operations
                      Three months ended June 30, 1996 and 1995
                      Six months ended June 30, 1996 and 1995

              - Condensed consolidated statements of changes in stockholders' equity as of June 30, 1996

              - Condensed consolidated statements of cash flows as of June 30, 1996

              -    Notes to condensed consolidated financial statements

    ITEM 2. Management's discussion and analysis of financial condition and results of operations

    PART II.  Other information

              Signatures

                        GREENLAND CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                             QUARTER ENDED JUNE 30, 1996

ASSETS                                       JUNE 30, 1996     DEC. 31, 1995
                                             -------------     -------------
                                                (UNAUDITED)         (AUDITED)

Current assets:
    Cash in bank                              $     69,389     $      8,523
    Refundable deposits                              5,186            1,969
    Accounts receivable                             20,600                -
    Notes receivable                                59,668           59,668
    Accounts receivable, officers                   55,035                -
                                                ----------       ----------
         Total current assets                      209,878           70,160

    Rental properties, net of depreciation       5,120,972        5,096,627

Other assets:
    Land option                                  2,515,000        2,515,000
    Licenses                                       959,432          959,432
    Investments                                    152,893          152,893
    Capitalized software                            89,646                -
                                                ----------       ----------

         Total assets                         $  9,047,821     $  8,794,112
                                                ----------       ----------
                                                ----------       ----------

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable                          $     91,888     $     28,321
    Tenant deposits                                 20,764           21,829
    Property taxes payable                          22,364           22,364
    Accrued salaries                                30,400                -
    Accrued interest payable                         5,365            5,365
    Notes payable                                    5,000           50,000
    Current portion of long-term debt              128,535          139,644
                                                ----------       ----------
         Total current liabilities                 304,316          267,523

    Payable to stockholders                        290,790          300,790
    Long-term debt                               4,102,589        3,925,089
                                                ----------       ----------

         Total liabilities                       4,697,695        4,493,402

STOCKHOLDERS' EQUITY

Common stock
    $0.001 par value: 25,000,000
    authorized;15,805,747 shares
    issued and outstanding (13,190,253
    at 12/31/95)                                    15,806           13,190
Less subscriptions receivable                      (14,195)         (54,195)
Additional paid-in capital                      5,,605,889        5,298,818
Retained deficit                                (1,257,374)        (957,103)
                                                ----------       ----------
    Total stockholders' equity                   4,350,126        4,300,710
                                                ----------       ----------

                                              $  9,047,821     $  8,794,112
                                                ----------       ----------
                                                ----------       ----------

                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        GREENLAND CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED JUNE 30, 1996

                                                  Three Months Ended June 30,
                                                      1996             1995
                                                      ----             ----
                                                (UNAUDITED)      (UNAUDITED)
Revenue:
     Rental income                            $    104,236     $    129,280
     Other income                                   21,030                -
                                                ----------       ----------

          Net revenue                              125,266          129,280

Expenses:
     General and administrative                    181,732           55,201
     Depreciation                                   40,727           46,713
     Property and other taxes                       13,863           12,000
     Interest                                       78,554           87,928
                                                ----------       ----------
                                                   314,876          201,622
                                                ----------       ----------


Income (loss) from operations                     (189,610)         (74,382)

Other income (expense)                                   -          (20,194)

Provision for income taxes                               -                -
                                                ----------       ----------
    Net income (loss)                         $   (189,610)    $    (92,576)
                                                ----------       ----------
                                                ----------       ----------

Net income (loss) per share*                  $      (0.01)    $      (0.03)
                                                ----------       ----------
                                                ----------       ----------

*Weighted average number of common
 shares used to compute income (loss)
 per share                                      15,339,167        2,981,691

                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        GREENLAND CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            SIX MONTHS ENDED JUNE 30, 1996

                                                   Six Months Ended June 30,
                                                      1996             1995
                                                      ----             ----
                                                (UNAUDITED)      (UNAUDITED)
Revenue:
    Rental income                             $    209,397     $    234,675
    Other income                                    81,218                -
                                                ----------       ----------
         Net revenue                               290,615          234,675

Expenses:
    General and administrative                     339,784          129,169
    Depreciation                                    81,455           93,426
    Property and other taxes                        17,120           26,000
    Interest                                       152,427          160,244
                                                ----------       ----------
                                                   590,786          400,839
                                                ----------       ----------

Income (loss) from operations                     (300,171)        (166,164)

Other income (expense)                                   -                -

Provision for income taxes                               -                -
                                                ----------       ----------
    Net income (loss)                         $   (300,171)    $   (166,164)
                                                ----------       ----------
                                                ----------       ----------
Net income (loss) per share*                  $      (0.01)    $      (0.06)
                                                ----------       ----------
                                                ----------       ----------

*Weighted average number of common
 shares used to compute income (loss)
 per share                                      15,339,167        2,971,047

                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        GREENLAND CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             QUARTER ENDED JUNE 30, 1996


                                                               COMMON STOCK
                                                             PAR VALUE $0.001            ADDITIONAL
                                                      -------------------------------      PAID-IN          RETAINED
                                                        SHARES           AMOUNT            CAPITAL          DEFICIT

Balances at 12/31/91                                     1,000,000     $      1,000     $      1,000    $      (2,000)
Net loss for year                                                -                -                -                -
                                                        ----------      -----------      -----------      -----------

Balances at 12/31/92                                     1,000,000            1,000            1,000           (2,000)
Net income for year                                              -                -                -                -
                                                        ----------      -----------      -----------      -----------

Balances at 12/31/93                                     1,000,000            1,000            1,000           (2,000)
  Issuance of common (restricted) for cash               1,200,000            1,200           38,000                -
  Issuance of common (restricted) to acquire subsidiary    100,000              100          303,893         (257,612)
  Issuance of common (restricted) to acquire properties    524,147              524        1,529,803                -
  Issuance of common (restricted) for services             132,000              132                -         (110,338)
Net loss for year                                                -                -                -         (110,338)
                                                        ----------      -----------      -----------      -----------

Balances at 12/31/94                                     2,956,147            2,956        1,873,496         (369,950)
  Issuance of common (restricted) to cancel debt            25,544               26          123,294                -
  Issuance of common (Regulation S - Phase I)            1,100,000            1,100          108,900                -
  Issuance of common (restricted) for services             209,400              209                -
  Issuance of common (restricted) for assets             8,500,000            8,500          710,829                -
  Issuance of common (restricted) to cancel debt             8,400                8           16,800                -
  Issuance of common (restricted) to cancel debt             5,000                5           25,714                -
  Issuance of common (restricted) for land option          408,512              409        2,464,591                -
  Cancellation of restricted common stock                  (42,750)             (43)        (124,786)               -
Net loss for year                                                -                -                -         (587,153)
                                                        ----------      -----------      -----------      -----------

Balances at 12/31/95                                    13,190,253     $     13,190     $  5,298,818    $    (957,103)
                                                        ----------      -----------      -----------      -----------
  Issuance of common pursuant to acquisitions            1,080,299            1,080                -                -
  Issuance of common (Regulation S - Phase II)             100,000              100           10,000                -
  Issuance of common (restricted) at $2/share               25,000               25           50,000                -
  Cancellation of common stock and adjustments            (337,252)            (337)      (1,910,577)               -
  Issuance of common (restricted) for land option        1,270,359            1,270        1,908,539                -
  Issuance of common (restricted)                            3,500                4            6,996                -
  Issuance of common (restricted)                            2,000                2            5,998                -
  Issuance of common (restricted)                            1,000                1            1,999                -

Net loss for period                                                                                          (110,661)
                                                        ----------      -----------      -----------      -----------

Balances at 3/31/96                                     15,335,159     $     15,335     $  5,371,773    $  (1,067,764)
                                                        ----------      -----------      -----------      -----------
                                                        ----------      -----------      -----------      -----------

Issuance of common (restricted) at $5/share                    200              0.2            1,000
Issuance of common (restricted) at $3/share                  1,000                1            2,999
Issuance of common (restricted) at $2/share                 25,000               25           49,975
Issuance of common (restricted) at $0.50/share             131,000              131           65,369
Issuance of common (Regulation S)                          250,000              250           62,250
Issuance of common (restricted) for services                   500              0.5              499
Issuance of common (restricted) for services                 2,888              2.9            3,084
Issuance of common (restricted) to cancel debt              60,000               60           48,940

Net loss for period                                                                                          (189,610)
                                                        ----------      -----------      -----------      -----------

Balances at 6/30/96                                     15,805,747     $     15,806     $  5,605,889     $ (1,257,374)
                                                        ----------      -----------      -----------      -----------
                                                        ----------      -----------      -----------      -----------


                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        GREENLAND CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             QUARTER ENDED JUNE 30, 1996


                                                           6 Months Ended
                                                               1996
                                                               ----
                                                              (UNAUDITED)
OPERATING ACTIVITIES
 Net loss                                                      $ (300,171)
 Adjustments to reconcile net loss to cash used
  by operating activities:
     Depreciation                                                  81,455

 Changes in operating assets and liabilities:
     Increase in accounts receivable                              (20,600)
     Increase in accounts receivable, officer                     (55,035)
     Increase in accounts payable                                  63,567
     Increase in deposits                                          (3,217)
     Decrease in tenant deposits                                   (1,065)
     Increase in capitalized software                             (89,646)
     Decrease in notes payable                                    (45,000)
     Increase in accrued salaries                                  30,400
     Increase in current portion long-term debt                   (11,109)
                                                                ---------

Net cash required by operating activities                        (297,834)

FINANCING ACTIVITIES
 Amounts paid to stockholder                                      (10,000)
 Retirement of long-term debt                                     177,500
 Repayment of loans                                                     -
 Proceeds from sale of stock                                      297,000
                                                                ---------

Net cash provided by financing activities                         464,500
                                                                ---------

INVESTING ACTIVITIES
 Acquisition of rental properties                                (105,800)
 Purchase of Equipment                                                  -
                                                                ---------

Net cash used by investing activities                            (105,800)
                                                                ---------

Increase (decrease) in cash and cash equivalents                   60,866

Cash and cash equivalents at beginning of period                    8,523
                                                                ---------

Cash and cash equivalents at end of period                     $   69,389
                                                                ---------
                                                                ---------

SUPPLEMENTAL INFORMATION
 Cash paid for interest                                        $   78,554
 Debt reduced by issuance of stock                                 52,587
                                                                ---------
                                                               $  131,141
                                                                ---------
                                                                ---------

                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        GREENLAND CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             QUARTER ENDED JUNE 30, 1996

PART I - FINANCIAL INFORMATION

BASIS OF PRESENTATION

GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarters ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ended December 31, 1996.

NOTE 2: PRIVATE PLACEMENT

         The Company issued a Private Placement Memorandum pursuant to Regulation D, Rule 505 during the first quarter (and revised on April 9, 1996) to sell an aggregate of 400,000 shares of restricted common stock for a total of $2,000,000. During the period ended June 30, 1996, a total of $157,000 was raised pursuant to the Private Placement. During the prior three-month period ended March 31, 1996, a total of $65,000 was raised. The total amount raised pursuant to the Private Placement for the six-month period ended June 30, 1996 was $222,000.

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion pertains to the Company's results of operations and financial condition as of June 30, 1996 and 1995, respectively.

         The operations of the Company's meter reading operations are consolidated in the Company's financial statements. On June 12, 1996, the Company reported, on Form 8-K, that it had entered a new Exchange Agreement with Ariel Systems, Inc., dated May 1, 1996, which provides for the transfer of the AMR technology to Greenland, including the assignment of associated patents applied for by Ariel engineers to Greenland. Additionally pursuant to this Agreement, the Company entered into a consulting agreement with Ariel for a period of three (3) years under which Greenland will pay certain monthly fees for engineering services and facilities and equipment use. However, key engineering personnel originally employed by Ariel were hired by Greenland.

         The Company's AMR operations have been, until recently, exclusively devoted to research and development. Until the current period, operations have been limited to expenses related to engineering and administration. The Company has filed for two patents with the U.S. Patent Office. The Company has begun its marketing and sales efforts, and is scheduled to begin testing its AirLink
- -TM- automated meter reading system in the State of Oregon in August of 1996. Additionally test installations are anticipated. The Company charges utility customers for its costs and expenses associated with such testing.

         The Company's other operations have been largely devoted to those of its wholly-owned GAM Properties, Inc. subsidiary. GAM owns and manages a number of residential and commercial income properties in California.

         The Company's ICAN subsidiary's operations, which are consolidated in the Company's financial statements, have been limited. ICAN holds IVDS licenses in three U.S. cities as its only assets. There is currently a moratorium instituted by the FCC on build-out of such licenses and the Company is currently evaluating its strategies related to potential business operations. At present, the Company has not provided the capital resources that will be required to build-out the licenses, to acquire other, new licenses, and to begin actual operations in interactive television services.

         The Company owns a 49% interest in Signature Leasing, LLC, a Nevada Corporation ("Signature"). Signature is a commercial leasing company that has issued Series A Convertible Notes, secured by property and/or equipment, in an amount of approximately $840,000. The Company has converted, as of June 30, 1996, $676,318 principal amount of Notes plus $48,699 accrued interest. Greenland has been discussing with Signature management the exercise of its right to an additional 26% ownership. However, management has not determined definitively whether it will acquire additional equity in Signature. The Company has not consolidated the operations of Signature as it was a minority shareholder at June 30, 1996.

RESULTS OF OPERATIONS

REVENUES

         Rental income totaled $104,236 for the three month period ended June 30, 1996, a decrease of $25,044 of 19.4% from the prior year period. This decrease was due primarily to changes in the composition of the Company's property portfolio and to variable occupancy rates from the prior year period. Rental income for the six month period ended June 30, 1996 was $209,397 compared to $234,675 for the prior six month period; a decrease of $25,278. The San Diego rental market remains essentially flat; but the Company has been able to stabilize occupancy rates.

         Other income for the three months ended June 30, 1996 was $21,030, of which $20,000 is attributed to sales related to its automated meter reading activities. The Company had no income from such activities in the prior year. For the six month period ended June 30, 1996, the Company had other income of $81,218 compared to no other income in the prior year six month period.

EXPENSES

         General and administrative expenses for the three month period ended June 30, 1996 were $181,732 as compared to $55,201 for the prior year period, an increase of $126,531 or 229.2%. This increase is attributable to increased costs related to the broadened management and operations of the Company over the past year, particularly related to increased staff to support the Company's automated meter reading operations. For the six month period ended June 30, 1996, general and administrative expenses were $339,784 as compared to $129,169 for the prior year, an increase of $210,615.

         Depreciation expense was $40,727 for the second quarter of fiscal 1996 as compared to $46,713 in the previous year period, a decrease of $5,986 or 12.8%, which is attributable to changes in the Company's portfolio of properties. For the six month period ended June 30, 1996, depreciation was $81,455 as compared to $93,426, a 12.8% decrease.

         Interest expense was $78,863 in the second quarter period of 1996, a decrease of $9,374 or 10.7% compared to the prior year second quarter period. Interest expense for the six month period ended June 30, 1996 was $152,427 compared to $160,244 for the prior year, a decrease of $7,817, or 4.9%. The decreases in interest expense are due to changes in the Company's real estate portfolio and the associated indebtedness.

         Property and other taxes for the three month period ended June 30, 1996 were $13,863 compared to $12,000 in the previous year's second quarter, a decrease of $1,863 or 15.5%. For the six month period ended June 30, 1996, taxes were $17,120 compared to taxes of $26,000 for the prior year's six month period, a decrease of $8,880 or 34.2%. The decreases are attributable to the changes in the composition of the Company's of real estate properties upon which value property taxes are assessed.

REAL ESTATE OPERATIONS

         The Company's wholly-owned GAM Properties, Inc. subsidiary continued to improve the composition of its real estate portfolio during the second quarter of fiscal 1996 with the objective of maintaining and improving its current assets. Management is encouraged by the market indications that show an improvement in the rental property market in and around San Diego County. Notwithstanding management's belief that its gross rental income will increase in subsequent periods, the Company continues to reduce its debt on its properties. The combination of these factors are expected to have a positive effect on the Company's cash flow and equity.

         On May 31, 1996, GAM acquired a single family residence in Temecula, California. GAM acquired the property for $104,500. Instead of cash, the Company created a note and deed of trust on its Chase Avenue property for the purchase price of the Temecula property, payable interest only or more at 8 3/4%, due five years from close of escrow. The deed of trust was cross-collateralized by the newly acquired Temecula property and the Company's 44th Street property in San Diego. Concurrent with the Temecula acquisition, GAM obtained and funded a new first deed and note in the amount of $73,000 payable 11 1/2% due three years from close of escrow. This transaction provided cash for operations in the amount of $67,616, which included transaction fees. Of this amount, $15,000 was provided to GAM for working capital.

         During the three month period ended June 30, 1996, GAM has increased occupancy rates of its rental properties from 84% to 93%, which has enabled the Company to operate closer to break-even than previously.

         The Company expects to continue to look for asset enhancement through prudent acquisition or other properties that also serve to enhance it's cash flow.

AUTOMATED METER READING OPERATIONS

         The Company has continue to fund the research and development efforts of its automated meter reading operations. During the second quarter, the Company participated as an exhibitor at the National Meter Reading Conference in Sacramento, California and demonstrated, through a live field test, its AirLink
- -TM- system.

         The Company has an agreement to install test systems in Oregon with Emerald Peoples Utility District and intends to install such systems in the third quarter. This test, and an additional test at an as-yet-unnamed utility, were paid for through an agreement with The Utility Forum, a California-based consortium of utilities.

         The Company continues to modify and improve its technology, and will use its field testing to continue this process in order to provide competitive advantage.

OTHER OPERATIONS

         Management is, as yet, unsure about the operations of the Company's ICAN, Inc. subsidiary, which holds the Company's IVDS broadcast licenses, which will require the Company to make progress payments to the FCC regardless of the Company's operations associated with them. At this time, management is uncertain as to the legal status of its licenses, which were acquired from Integrated Communications Access Network, Inc. in December 1995. Accordingly, the Company may be required to write down the assets associated with the licenses should its ownership rights be denied.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's total assets were by $9,047,821 at June 30, 1996, an increase of $253,709, or 2.9%, over to the year ended December 31, 1995. This increase in assets is based on additions to cash and the capitalization of software associated with the development of its automated meter reading technology. Such capitalization is pursuant to SFAS 86 "Accounting for the costs of computer software to be sold, leased or otherwise marketed."

         At June 30, 1996, the Company's total liabilities were $4,697,695, an increase of $204,293 (4.5%) over the year ended December 31, 1995. The increase is attributable to increases in long-term debt associated with the Company's real estate properties, and increased payments associated with expanded operations of the Company. Stockholders' equity was $4,350,126 at June 30, 1996, an increase of $49,416 (1.13%) over the year ended December 31, 1995.

         The Company had negative working capital of $94,438 at June 30, 1996. The Company's working capital has improved by $68,308 since the period ended March 31, 1996 and by $102,925 since the year ended December 31, 1995. The Company is in the process of a private placement offering to sell up to 4,000,000 shares of restricted common stock to raise $2,000,000, which would eliminate the pressures associated with this condition. The Company continues to seek buyers and/or lenders to leverage its purchase option on property in Arizona, which could assist in providing additional working capital. The Company is also investigating other corporate financing activities in order meet its ongoing requirements for working capital to grow its business.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         The Company is not involved in any litigation that would have a material adverse effect on the Company; and the officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES
         None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

         None.


ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - none.

         (b)  Reports on Form 8-K

         Form 8-K (and associated exhibits) filed June 26, 1996, related to acquisition of automated meter reading technology from Ariel Systems, Inc., the divestiture of Ariel Systems as an 80%-owned subsidiary of Greenland, and the engagement of Ariel Systems as a consultant to the Company.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GREENLAND CORPORATION


July 25, 1996                     SIGNED
                                  -------------------------------
                                  Kevin G. Smith
                                  Chairman and Chief Executive Officer



July 25, 1996                     SIGNED
                                  -------------------------------
                                  Eric W. Gaer
                                  President and Chief Operating Officer



July 25, 1996                     SIGNED
                                  -------------------------------
                                  Michael H. deDomenico
                                  Director and Principal Accounting Officer