Form 10QSB
period 1996-09-30
GREENLAND CORP
filed 1996-10-30
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
Commission File No. 017833

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X YES        NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class A Common Stock               16,759,297 Shares Outstanding
$0.001 par value                       as of  October 28, 1996

                     GREENLAND CORPORATION AND SUBSIDIARIES
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS

Part I.        Financial Information
Item 1.        Financial Statements

               Condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995

                    Condensed consolidated statements of operations Three months ended September 30, 1996 and 1995 Nine months ended September 30, 1996 and 1995

                    Condensed    consolidated    statements    of   changes   in
                    stockholders' equity as of September 30, 1996

                    Condensed consolidated statements of cash flows as of September 30, 1996

                    Notes to condensed consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Part II.          Other Information
                  Signatures

                     GREENLAND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  Sept. 30, 1996               Dec. 31, 1995
                                                              ----------------------      ------------------
ASSETS                                                              (unaudited)                  (audited)
Current assets:
     Cash in bank                                             $               42,511      $                8,523
     Refundable deposits                                                       5,186                       1,969
     Prepaid expenses                                                         41,000                           0
     Accounts receivable                                                      10,000                           0
     Notes receivable                                                         59,668                      59,668
     Accounts receivable, officers                                            55,898                           0
                                                              ----------------------      ----------------------
         Total current assets                                                214,263                      70,160

     Rental properties, net of depreciation                                5,096,028                   5,096,627

Other assets:
     Land option                                                           2,515,000                   2,515,000
     Licenses                                                                959,432                     959,432
     Investments                                                             152,893                     152,893
     Capitalized software                                                     89,646                           0
                                                              ----------------------      ----------------------

                                                              $            9,027,262      $            8,794,112
                                                              ======================      ======================

LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable                                         $               79,214      $               28,321
     Tenant deposits                                                          20,108                      21,829
     Property taxes payable                                                   48,775                      22,364
     Accrued salaries                                                         49,800                           0
     Accrued interest payable                                                  5,365                       5,365
     Notes payable                                                             5,000                      50,000
     Current portion of long-term debt                                       126,288                     139,644
                                                              ----------------------      ----------------------
          Total current liabilities                                          334,550                     267,523

     Payable to stockholders                                                 290,790                     300,790
     Long-term debt                                                        4,070,759                   3,925,089
                                                              ----------------------      ----------------------
         Total liabilities                                                 4,696,099                   4,493,402

STOCKHOLDERS' EQUITY

Common stock
     $0.001 par value: 25,000,000 authorized;
     16,443,297 shares  issued and outstanding
     (13,190,253 at 12/31/95)                                                 16,444                      13,190
Less subscriptions receivable                                                      0                     (54,195)
Additional paid-in capital                                                 5,791,947                   5,298,818
Retained deficit                                                          (1,477,228)                   (957,103)
                                                              ----------------------      ----------------------

          Total stockholders' equity                                       4,331,163                   4,300,710
                                                              ----------------------      ----------------------

                                                              $            9,027,262      $            8,794,112
                                                              ======================      ======================

                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended Sept. 30,
                                                                       1996                        1995
                                                                    (unaudited)                 (unaudited)
Revenue:
     Rental income                                            $              142,257      $              104,805
     AMR and other income                                                     11,748                           0
                                                              ----------------------      ----------------------
          Net revenue                                                        154,005                     104,805

Expenses:
     General and administrative                                              205,277                      50,848
     Depreciation                                                             40,727                      46,713
     Property and other taxes                                                 28,933                      12,000
     Interest                                                                 98,922                      72,547
                                                              ----------------------      ----------------------
                                                                             373,859                     182,108
                                                              ----------------------      ----------------------

Loss from operations                                                        (219,854)                    (77,303)

Other income (expense)                                                             0                           0

Provision for income taxes                                                         0                           0
                                                              ----------------------      ----------------------

          Net loss                                            $             (219,854)     $              (77,303)
                                                              ======================      ======================

Net loss per share*                                           $                (0.01)     $                (0.02)
                                                              ======================      ======================

*Weighted average number of common
      shares used to compute loss per share                               16,048,835                   3,348,357

                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Nine Months Ended Sept. 30,
                                                                       1996                        1995
                                                                    (unaudited)                 (unaudited)
Revenue:
     Rental income                                            $              351,654      $              339,480
     AMR and other income                                                     92,966                           0
                                                              ----------------------      ----------------------

         Net revenue                                                         444,620                     339,480

Expenses:
     General and administrative                                              545,161                     172,017
     Depreciation                                                            122,181                     140,139
     Property and other taxes                                                 46,054                      38,000
     Interest                                                                251,349                     232,791
                                                              ----------------------      ----------------------
                                                                             964,745                     582,947

Loss from operations                                                        (520,125)                   (243,467)

Other expense                                                                      0                     (20,194)

Provision for income taxes                                                         0                           0
                                                              ----------------------      ----------------------

         Net loss                                             $             (520,125)     $             (263,661)
                                                              ======================      ======================

Net loss per share*                                           $                (0.03)     $                (0.07)
                                                              ======================      ======================

*Weighted average number of common
   shares used to compute loss per share                                  16,048,835                   3,348,357

                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                     Common Stock              Additional
                                                   Par Value $0.001              Paid-In             Retained
                                                Shares         Amount            Capital              Deficit
Balances at 12/31/94                             2,956,147          2,956           1,873,496             (369,950)
    Private sale of  common stock                1,100,000          1,100             108,900
    Issuance of common (restricted) to
      cancel debt                                   58,944             59             265,788
    Issuance of common (restricted)
      for services                                 209,400            209
    Issuance of common (restricted)
      for assets                                 8,500,000          8,500             710,829
    Issuance of common (restricted)
      for land option                              408,512            409           2,464,591
    Cancellation of restricted common
      stock                                        (42,750)           (43)           (124,786)
Net loss for year                                        0              0                   0             (587,153)
                                            --------------  -------------  ------------------  -------------------

Balances at 12/31/95                            13,190,253  $      13,190  $        5,298,818  $          (957,103)
                                            --------------  -------------  ------------------  -------------------
    Private sales of  common stock
      (restricted)                                 131,500            132              74,993
    Issuance of common pursuant
      to acquisitions                            1,080,299          1,080                   0
    Cancellation of common stock
      and adjustments                             (337,252)          (337)         (1,910,577)
    Issuance of common (restricted)
      for land option                            1,270,359          1,270           1,908,539
Net loss for period                                                                                       (110,661)
                                            --------------  -------------  ------------------  -------------------
Balances at 3/31/96                             15,335,159  $      15,335  $        5,371,773  $        (1,067,764)
                                            ==============  =============  ==================  ===================
    Private sale of  common stock                  250,000            250              62,250
    Private sales of  common stock
      (restricted)                                 157,200            157             119,343
    Issuance of common (restricted)
      for services                                   3,388              3               3,583
    Issuance of common (restricted)
      to cancel debt                                60,000             60              48,940
Net loss for period                                                                                       (189,610)
                                            --------------  -------------  ------------------  -------------------
Balances at 6/30/96                             15,805,747  $      15,806  $        5,605,889  $        (1,257,374)
                                            ==============  =============  ==================  ===================
    Private sales of common stock
      (restricted)                                 500,000            500             143,750
    Issuance of common (restricted)
      for services                                   5,550             56               1,388
    Issuance of common stock pursuant
      to S-8                                       132,000            132              40,920
Net loss for period                                                                                       (219,854)
                                            --------------  -------------  ------------------  -------------------
Balances at 9/30/96                             16,443,297  $      16,444  $        5,791,947  $        (1,477,228)
                                            ==============  =============  ==================  ===================


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              9 Months Ended
                                                                                              Sept. 30, 1996
                                                                                                (unaudited)
OPERATING ACTIVITIES
   Net loss                                                                               $             (520,125)
   Adjustments to reconcile net loss to cash used by operating activities:
     Depreciation                                                                                        122,182
   Stock issued for services/debt                                                                         94,968

   Changes in operating assets and liabilities:
     Increase in deposits                                                                                 (3,217)
     Increase in accounts receivable                                                                     (10,000)
     Increase in accounts receivable, officer                                                            (55,898)
     Increase in prepaid expenses or other expenses                                                      (41,000)
     Increase in capitalized software                                                                    (89,646)
     Increase in accounts payable                                                                         50,893
     Decrease in tenant deposits                                                                          (1,721)
     Increase in accrued property taxes                                                                   26,411
     Increase in accrued salaries                                                                         49,800
     Decrease in current portion long-term debt                                                          (13,356)
                                                                                          ----------------------

Net cash required by operating activities                                                               (390,709)

FINANCING ACTIVITIES
   Amounts paid to stockholder                                                                           (10,000)
   Retirement of long-term debt                                                                          145,669
   Repayment of loans                                                                                    (45,000)
   Proceeds from sale of stock                                                                           455,610
                                                                                          ----------------------

Net cash provided by financing activities                                                                546,279
                                                                                          ----------------------

INVESTING ACTIVITIES
   Acquisition of rental properties                                                                     (121,582)
   Purchase of Equipment                                                                                       0
                                                                                          ----------------------
Net cash used by investing activities                                                                   (121,582)
                                                                                          ----------------------

Increase (decrease) in cash and cash equivalents                                                          33,988

Cash and cash equivalents at beginning of period                                                           8,523
                                                                                          ----------------------

Cash and cash equivalents at end of period                                                $               42,511
                                                                                          ======================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                                 $               98,922

                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1996

PART I - FINANCIAL INFORMATION

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that can be expected for the year ended December 31, 1996.

NOTE 2: PRIVATE PLACEMENT; EQUITY FINANCING

     The Company issued a Private Placement Memorandum pursuant to Regulation D, Rule 505 during the first quarter (and revised on April 9, 1996 and on August 23, 1996) to sell an aggregate of 4,000,000 shares of restricted common stock for a total of $1,000,000. During the three month period ended September 30, 1996, a total of $143,750 was raised pursuant to the Private Placement. During the prior three-month period ended June 31, 1996, a total of $119,343 was raised. The total amount raised pursuant to the Private Placement for the nine month period ended September 30, 1996 was $263,093.

     The Company has also entered into an agreement with Select Capital Advisors, Inc. of Miami, Florida to use its best efforts to arrange for the placement of $2.5 million of presently unauthorized preferred stock (the issuance of which is subject to shareholder approval). Additionally, Select will provide its best efforts to arrange debt financing for the Company in the amount of $3 million in the form of letters of credit to support sales of Greenland's AirLink automated meter reading technology to utilities.

NOTE 3: IVDS LICENSES

     In August 1996, the Company filed, on Form 8-K, a disclosure that it had discovered certain information related to the Interactive Video and Data
Services ("IVDS") telecommunications licenses acquired from Integrated Communications Access Network, Inc. ("Integrated") held by the Company's wholly-owned ICAN, Inc. subsidiary. Management has determined that there may be irregularities related to the proper transfer of ownership of the licenses, including irregularities on the transfer of the licenses from the original licensees to Integrated. While management has not made a final determination of the status of the licenses, the Company, as of August 22, 1996 has filed suit, in San Diego Superior Court, against parties that it believes have been legal holders of the licenses or had fraudulently claimed such status.

     While the Company lists the IVDS licenses on its consolidated balance sheet at this time, pending the outcome of its litigation, the Company may need to write off the associated assets and corresponding liabilities. The Company has requested the Court to rescind the transaction. Should the Court decide in favor of the Company the Company would adjust its consolidated financial statements accordingly.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion pertains to the Company's results of operations and financial condition as of September 30, 1996 and 1995, respectively.

     The operations of the Company's meter reading operations are consolidated in the Company's financial statements. The Company's AMR operations have been, until recently, exclusively devoted to research and development. The Company began its marketing and sales efforts in June 1996, and has contracted for the installation of test systems of its AirLinkT automated meter reading system in Oregon, Utah, and Connecticut. The Company charges utility customers for its costs and expenses associated with such testing. Test installations are promoted in order to advance the sales process, which can result in orders for full buildout of AirLink systems.

     The  Company's  other   operations  have  been  devoted  to  those  of  its
wholly-owned GAM Properties, Inc. subsidiary. GAM owns and manages a number of residential and commercial income properties in California.

     The Company's ICAN subsidiary holds IVDS licenses in three U.S. cities as its only assets. The Company currently lists as assets, three such licenses for Lubbock, Texas, Knoxville, Tennessee, and Olympia, Washington. There is considerable uncertainty as to the disposition of these assets and the Company may elect to discontinue these operations. See "Notes to Consolidated Financial Statements."

     The Company owns a 49% interest in Signature Leasing, LLC, a Nevada Corporation ("Signature"). Signature is a commercial leasing company. The Company has not consolidated the operations of Signature as it was a minority shareholder at September 30, 1996.

Results of Operations

Revenues

     Rental income totaled $142,257 for the three month period ended September 30, 1996, an increase of $37,452 or 26.3% from the prior year period. This increase was due primarily to changes in the composition of the Company's property portfolio and variable occupancy rates from the prior year period. Rental income for the nine month period ended September 30, 1996 was $351,654 compared to $339,480 for the prior nine month period; a decrease of $12,174. The San Diego rental market remains essentially flat; but the Company has been able to stabilize occupancy rates and, in certain cases, to increase rental rates.

     Other income for the three months ended September 30, 1996 was $11,748 of which $10,000 is attributed to sales related to its automated meter reading activities. The Company had no income from such activities in the prior year. For the nine month period ended September 30, 1996, the Company had other income of $92,966 compared to no other income in the prior year six month period. For the nine month period, $30,000 is attributed directly to test installations of the Company's AirLink system.

Expenses

     General and administrative expenses for the three month period ended September 30, 1996 were $205,277 as compared to $50,848 for the prior year period, an increase of $154,429 or 304%. This increase is attributable to increased costs related to the broadened management and operations of the Company over the past year, particularly related to increased staff to support the Company's automated meter reading operations. Of this amount, $17,946 was related to parts and equipment devoted to AirLink manufacturing and $3,772 to AirLink sales and marketing activities. For the nine month period ended
September 30, 1996, general and administrative expenses were $545,161 as compared to $172,017 for the prior year, an increase of $373,144.

     Depreciation expense was $40,727 for the third quarter of fiscal 1996 as compared to $46,713 in the previous year period, a decrease of $5,986 or 12.8%, which is attributable to changes in the Company's portfolio of properties. For the nine month period ended September 30, 1996, depreciation was $122,181 as compared to $140,139 in the previous year's nine month period.

     Interest expense was $98,922 in the third quarter period of 1996, an increase of $26,375 or 36.4% compared to the prior year third quarter period. Interest expense for the nine month period ended September 30, 1996 was $251,349 compared to $232,791 for the prior year, an increase of $18,558, or 8%. The increase in interest expense during the nine month period ended September 30, 1996 are due primarily to changes in the Company's real estate portfolio and the associated indebtedness.

     Property and other taxes for the three month period ended September 30, 1996 were $28,933 compared to $12,000 in the previous year's second quarter, an increase of $16,933 or 141.1%. This increase was primarily caused by an increase in taxes on the Company's Tucson, Arizona property. For the nine month period ended September 30, 1996, taxes were $46,054 compared to taxes of $38,000 for the prior year's nine month period, an increase of $8,054 or 21.1%. The increases are attributable to the changes in the composition of the Company's of real estate properties upon which value property taxes are assessed.

Real Estate Operations

     The Company's wholly-owned GAM Properties, Inc. subsidiary continued to improve the composition of its real estate portfolio during the third quarter of fiscal 1996 with the objective of maintaining and improving its current assets. Management is encouraged by the market indications that show an improvement in the rental property market in and around San Diego County. Notwithstanding management's belief that its gross rental income will increase in subsequent periods, the Company continues to reduce its debt on its properties. The combination of these factors are expected to have a positive effect on the Company's cash flow and equity.

     During the third quarter of 1996, the Company was able to raise its rents 4% to 11% on most properties. However, there were a few properties where there were no rent increases. These rent increases are in keeping with the trend toward gradual increases in rents throughout most of San Diego county. The Company maintained a 91% occupancy rate during the third quarter. Two-thirds of the vacancy consisted of small office space at the Adams Avenue Professional Center during renovations to the property.

     The company has made several improvements and performed some preventative maintenance to several of its properties during the third quarter ended September 30, 1996.

     The Company has plans to exchange its equity in selected properties in order to improve its cash flow. Management hopes that financing will become more available next fiscal year in order to enable the Company to achieve better financial results.

Automated Meter Reading Operations

     The Company has continued to fund the research and development efforts of its automated meter reading operations. During the third quarter, the Company participated as an exhibitor at the Automated Meter Reading Association symposium in New Orleans, Louisiana to promote its AirLink system.

     The Company has an agreement to install test systems in Oregon with Emerald Peoples Utility District and began to install a system in the third quarter. During the period ended September 30, 1996 the Company contracted for two additional tests with Springville City Electric (Springville, Utah) and Third Taxing District of Norwalk (East Norwalk, Connecticut). Customers pay the Company fees of $10,000 plus expenses for the installation of an AirLink system composed of 100 data points. Tests are anticipated to be sixty to ninety days' duration.

     The Company continues to modify and improve its technology, and will use its field testing to continue this process in order to provide competitive advantage. The Company is currently in discussions with several dozen utility companies in the United States related to installation of test systems or full buildout. In order to support these efforts, the Company has added to its sales staff with representatives in California and Kansas.

Other Operations

     Management is, as yet, unsure about the operations of the Company's ICAN, Inc. subsidiary, which holds the Company's IVDS broadcast licenses, which will require the Company to make progress payments to the FCC regardless of the Company's operations associated with them. At this time, management is uncertain as to the legal status of its licenses, which were acquired from Integrated Communications Access Network, Inc. in December 1995. The Company is currently involved as the plaintiff in litigation related to these assets. Depending upon the outcome of legal proceedings, the Company may be required to write down the assets associated with the licenses.

Liquidity and Capital Resources

     The Company's total assets were by $9,027,262 at September 30, 1996, an increase of $274,149, or 3.1%, over to the year ended December 31, 1995. This increase in assets is based on additions to cash and the capitalization of software associated with the development of its automated meter reading technology. Such capitalization is pursuant to SFAS 86 "Accounting for the costs of computer software to be sold, leased or otherwise marketed."

     At September 30, 1996, the Company's total liabilities were $4,696,099, an increase of $243,697 (5.4%) over the year ended December 31, 1995. The increase is attributable to increases in long-term debt associated with the Company's real estate properties, and increased payments associated with expanded operations of the Company. Stockholders' equity was $4,331,163 at September 30, 1996, an increase of $30,453 over the year ended December 31, 1995.

     The Company had negative working capital of $120,287 at September 30, 1996. The Company has only recently begun marketing its automated meter reading technology and products and there can be no assurance that revenues from such efforts will be forthcoming in the immediate near future. Consequently, the Company will require additional capital to offset ongoing losses from operations. The Company is in the process of a private placement offering to sell up to 4,000,000 shares of restricted common stock to raise $1,000,000, which would eliminate the pressures associated with this condition. The Company continues to seek buyers and/or lenders to leverage its purchase option on property in Arizona, which could assist in providing additional working capital. The Company is also investigating other corporate financing activities in order meet its ongoing requirements for working capital to grow its business; and has entered into an agreement with Select Capital Advisors, Inc. of Miami, Florida to assist in the placement of up to $2.5 million in equity financing and a $3 million line of credit.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     At this time, the company is involved in two legal matters. (1) The Company is suing former consultants for fraud and misrepresentation, among other things, related to the transfer of IVDS licenses to the company; and Greenland hopes to rescind the shares it paid for these assets. These consultants have also filed suit against the company for approximately $70,000 for monies they believe they are owed. However, management believes that this suit is completely without merit and plans to vigorously defend it as well as pursue its action against said consultants. (2) The company has been sued by a former consultant related to its abandoned (in 1995) beverage operations. The remedy sought is the payment to said consultant common stock of the Company and cash. The Company has issued the stock; however, consultant did not accept it and continues to demand additional payment of $100,000 cash. The case is currently in the discovery stage and will not go to trial (assuming a settlement is not reached earlier) before April of 1997.

     The Company's officers and directors are aware of no additional threatened or pending litigation which would have a material, adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES

   Not applicable.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

   None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

   None.

ITEM 5 - OTHER INFORMATION

   None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits - none.

   (b)  Reports on  Form 8-K

          Form 8-K filed August 23, 1996, related to management's discovery of certain information related to the Interactive Video and Data Services ("IVDS") telecommunications licenses held by the Company's wholly-owned ICAN, Inc. subsidiary. Also see, "Management's Discussion and Analysis of Operations" and "Legal Proceedings."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          GREENLAND CORPORATION




October 30, 1996          Signed
                          Kevin G. Smith
                          Chairman and Chief Executive Officer




October 30, 1996          Signed
                          Eric W. Gaer
                          President




October 30, 1996          Signed
                          Michael H. deDomenico
                          Chief Financial Officer