Form 10KSB
period 1996-12-31
GREENLAND CORP
filed 1997-04-01
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934  For  the  fiscal year  ended  December  31,  1996
                                                          -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                    to
                                            ------------------

             Commission File No.  017833

                              GREENLAND CORPORATION
             (Exact name of Registrant as specified in its charter)

             NEVADA                                       87-0439051
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

   7084 Miramar Road, Fourth Floor
       SAN DIEGO, CALIFORNIA                               92121
(Address or principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (619) 566-9604

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [[root]] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, the aggregate market value of the voting stock (15,914,460 shares) held by non-affiliates of the registrant was 5,900,862, based on $.34 per share trading price for that day.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

$.001 PAR VALUE CLASS A COMMON STOCK              19,167,091
------------------------------------     --------------------------
         Class                         Outstanding as of March 14, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Form 10-KSB is included by reference to the Company's difinitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

    Traditional Small Business Disclosure Format (check one): [X] Yes [ ] No

PART I

Item 1.
Business
         Greenland is a corporation formed on July 17, 1986 as Zebu, Inc. On September 11, 1994, the shareholders approved changing the name of the company to Greenland Corporation. In September of 1994, the Company acquired GAM Properties, Inc. ("GAM") and has subsequently acquired additional real estate properties in San Diego, California and Tucson, Arizona. The principal place of business and general offices of the Company are located at 7480 Miramar Road, 4th Floor, San Diego, California 92121, Phone (619) 566-9604, (800) 234- 4226.
     In December 1995, the Company acquired the assets of Integrated Communications Access Network, Inc. ("ICAN"). These assets included certain interactive television licenses granted by the Federal Communications Commission ("FCC") identified as IVDS. In August 1996, the Company filed, on Form 8-K, a disclosure that it had discovered certain information related to these licenses. Management has determined that there may be irregularities related to the proper transfer of ownership of the licenses, including irregularities on the transfer of the licenses from the original licensees to Integrated. In March 1997, the Company entered into a settlement agreement whereby it rescinded the purchase of the IVDS licenses through the cancellation of the common stock paid for said licenses. (See "Legal Proceedings.")
         The principal business of the Company is the development and marketing of advanced communications technology known as automate meter reading ("AMR"), which will enable utilities to automated meter reading functions via the Company's AirLink(TM) system. The technology was developed initially by Ariel Systems, Inc. ("Ariel"), which was an 80%-owned subsidiary company of ICAN. This ownership was acquired by Greenland in the December 1995 acquisition of assets.
         As reported on Form 8-K, Greenland and Ariel entered into a new Exchange Agreement, dated May 1, 1996, executed on June 4, 1996, which provided for the transfer of the AMR technology to Greenland, including the assignment of associated patents applied for by Ariel engineers to Greenland. In exchange for the technology, Greenland returned 75% of Ariel equity to Ariel shareholders. Additionally, the Company entered into a consulting agreement with Ariel for a period of three (3) years, under which Greenland will pay certain monthly fees for engineering services and facilities and equipment use. However, key engineering personnel originally employed by Ariel were hired by Greenland.
         The Company, through its wholly-owned GAM subsidiary, has acquired ownership and operates a number of residential and commercial real estate rental properties. Most units are rented on a month-to-month basis. GAM acquired the real estate properties on the basis that the San Diego real estate market will become a stronger market for rentals and resales in the future. GAM advertises in the San Diego area and the Company has maintained high levels of occupancy.
         GAM's operations are largely dependent upon its ability to manage and rent real estate properties on a positive cash flow basis to service its debt (principally real estate mortgages). There is strong competition in the rental market. Many of these competitive companies have greater financial resources than GAM, and therefore, GAM may be at a disadvantage in effecting such transactions. Management is currently reviewing its real estate operations related to restructuring and/or sale of the GAM portfolio.

AIRLINK(TM) AUTOMATED METER READING
         In 1991, engineers employed by the Company began research and development on a device that could read utility meters and transmit the data for use by utility companies in customer billing and load/resource management.
         Greenland's strategy is grounded in bringing a new class of information gathering and communications systems to the utility industry. Our products provide significant added value to utility service through cost savings, resource management, security, and management intelligence.
         The Company provides products that can easily be adapted to address a number of different utilities while simultaneously providing for individual customer requirements. The Company's principal target market consists of utility providers in the U.S. and abroad. The 1990 U.S. Census reports approximately 3,100 counties in the U.S. encompassing over 101 million homes and approximately 238 million meters. There are several competitors in the automated meter reading ("AMR") industry, and there is increasing industry demand for meter reading automation.
         The technology used in the AirLink system (the Company has applied for two patents; it is preparing a third application) is a combination of digital hardware, radio transmission, and software, that, when attached to a standard water, electric, gas, or other traditional utility meter, will "read" the meter, store the data, and transmit it back to a computer for use by the utility company. The device requires virtually no maintenance. The need for personnel to physically read these meters is eliminated. Additionally, the AirLink system will enable utilities to monitor resource usage by consumers and to institute differential billing based upon use of the resource and the time of use.

The Market
         Like telecommunications companies, utilities are going through a period of rapid change. While the real race may be to develop unique products and services to capture the customer, the bottom line is the urgency for utilities to capitalize on the interactive services that technology is making possible.
         Energy utilities, like telecommunications service providers, face massive regulatory change that is reshaping the business landscape. There are many parallels to be drawn between the two industries as they make the transformation from monopoly utility to competitive service-oriented businesses.
         For the power industry, the Energy Policy Act of 1992 began the process of creating wholesale competition. As with telecommunication reform, however, the exact shape and timing of that competition is largely being crafted by state regulators.

         With competition comes a two-headed monster: Utility companies must learn to drive cost out of their operations while improving service quality and adding new features.
         Meters, which measure the flow of resources (electricity, natural gas, water) are a utility's lifeline. It is also an expensive process that is labor-intensive and error-prone. Furthermore, this process is generally limited to daylight hours. It results in only a single data point of the total resource consumed. This method provides practically no statistical management information.
         Automated meter reading of electric, gas, and water meters has the near-term potential of significantly reducing utility company costs. Additional benefits include utility load control management, theft and tamper detection, service interruption detection, and automation of some parts of the distribution system. A "smart" network can be developed that will enable utilities to manage costs and service quality most efficiently and effectively.
         Greenland has developed such a network - Airlink, a completely wireless system designed as a communications link between a utility and every individual user of resources in its service area.
         The major issues facing the utility metering process are: (1) access to the meter (which may be in the basement of the home, or in a remote location);
(2) having enough qualified personnel to handle the work load; (3) assurance of the accuracy of the information (hand writing the information in the field and then transferring it to billing computers breeds inaccuracy); (4) costs (including salaries, fringe benefits, insurance, fleet maintenance, etc.); (5) cash flow (some utilities can send bills to its customers only once every 2 months; automation can decrease the length of the billing cycle because meters can be read more frequently); and (6) resource management (utilities need information at the point of use in order to get better information as to resource usage, including time, amount of use and, in some cases, power interruption status).
         Most AMR solutions rely on either a hard-wired solution or a wireless solution that requires the collection device to be in relatively close proximity to the meter. Other wireless systems require meter reading personnel to be deployed in the field to accomplish data collection. Advanced wireless technology is a major differentiating characteristic of the AirLink system. The system enables a utility to read meters, regardless of location, without the need to use hard-wired connections or to send reading personnel near the location. The system is an entirely remote-controlled network, with collector stations strategically placed in the general area of the meters. A single collection station can accommodate thousands of meters, polling each many times daily. Data is collected in real-time, without the need for field personnel. Additionally, the system automatically informs the main office of power interruption at the meter site - power failure or tampering with the system is immediately detected.
         As one would expect, the United States represents the most sizable market for delivery of essential utility services such as water, electricity, and natural gas. Accordingly, the U.S. represents the largest single market for meter systems and services - over 100 million homes comprising over 300 million meters.
         Market surveys show that automated meter-reading devices can be grouped into three basic types with increasing levels of sophistication: (1) hand-held,
(2) hard-wired, and (3) radio telemetry.
         Hand held devices are used by meter reading personnel that replace hand-written data through key entry. The individual meter reader keys the meter reading into a hand-held recorder that places the data onto recording media, such as tape, for later loading into a computer program. This tool eliminates one or more steps in the transcription process, but does nothing to improve meter reading productivity. This technology is currently being employed by water, gas, and electric utility companies. Meter reading personnel must be able either to see the meter face and transfer the reading into a recorder, or to touch its face or a special plate with a wand or other reading device. The primary benefit of hand held devices is that they eliminate the hand-written recording of meter data and subsequent manual data entry into the utility's billing computer. Wand-type devices, however, require a special meter that contains electronic circuitry for the system to function. While this may be viable for new housing developments, it is not practical for existing communities due to the high cost associated with replacement of existing meters.
         Hard-wired devices include automated meter-reading devices that are interfaced to existing telephone circuits (or other wired connections). This method represents a relatively high capital investment and the need for a telephone or other hard-wired connection. Devices currently in use have been implemented with telephone circuits to transmit data directly to a utility. One device uses a dial-in technique whereby the meter dials the telephone number of a computer system and transmits the reading. An alternative system employs a dial-out method whereby the utility's host computer dials the telephone number of the meter in order to acquire the meter data. In both systems, telephone line charges apply. Another system currently in use implements a hard-wired system for metering electric usage. The system uses a distributed network of microcomputers to collect data from a group of instrumented meters. Existing power lines are used for data communications until the line reaches a transformer. There are physical limitations associated with the amount of data that can be passed through power lines. However, the system will allow remote reading and control functions for an electric utility. These systems are very capital intensive and require a significant level of technical support related to installation and maintenance. Nevertheless, hard-wired systems have advantages over hand-held devices since they are automated and can be accessed at any time to obtain meter readings in support of load management activities. It is potentially very costly for a utility to install these systems due to the complex communications, networking, and interface electronics required for meter sensing. In addition to the high capital costs, these systems are somewhat limited by the inherent physical constraints of the telephone system (or other hard-wired connection) band width. Timing becomes critical in an environment with a large population of meters. The time required to dial, establish communications, transmit data, and close communications is critical to the effectiveness of these devices. Although they provide a potentially long service life, they are inherently limited due to the time required to complete a reading cycle.
         Radio telemetry devices, until recently, have been limited to collection of data by a mobile platform to collect the data from meter sensing devices via radio telemetry. The basic requirements of these systems to be successful are that (1) the system must provide more than a single data point;
(2) the system must be non-intrusive and capable of retrofitting to the installed base of meters; (3) the operator interface must be designed so that it can be easily used by existing meter reading personnel; (4) the system must be reliable, inexpensive, and capable of operating in harsh environments; and (5) the meter reading unit must be capable of being mounted to the meter in such a way as to allow for the manual reading of the meter in case of system failure. Unfortunately, such systems have not met such requirements in total. A major disadvantage is that meter reading personnel must still be used for the data collection process. Notwithstanding the reduction in personnel requirements, staff must be retrained and re-deployed to serve the system from vehicles designed to interact with the communication of data from each meter to the collection point(s). A second major disadvantage is that these systems have not been designed to adequately function in all conditions (i.e. in sunlight, or harsh weather conditions). Additional technical challenges have yet to be solved to a reasonable degree to insure total system reliability. These include transmission inconsistencies, route coordination, etc.
         It is important to note that traditional meter reading methodology does not provide utilities the ability to implement incremental billing to enable differential charges for usage based upon usage patterns that impact resource management.
         In an increasingly automated age, utility companies must adapt to technologies that have the potential to increase their productivity and level of customer service. Automating meter reading is one of the principle methods by which utilities can positively transform their operations.
         The following table illustrates the market potential for the AirLink system in the U.S. Over the next few years, the Company's objective is to achieve at least 5% market penetration, based upon these statistics (U.S. Census, 1990).

                     Units                           Total Sales Value     County Sales Value
Water              85,548,158         27,659           6,843,852,629           2,212,691
Natural Gas        51,651,942         16,700           4,132,155,335           1,335,970
Electric          100,628,493         32,534           8,050,279,406           2,602,741
Total             237,828,593         76,893           19,026,287,370          6,151,402

---------------- -------------- ------------------- -------------------- ----------------------

AirLink Technology and Product
         The discussion of Greenland's AirLink network is best introduced by asking the reader to ignore some pre-conceived notions related to wireless communications and networking. The key to the AirLink network is Greenland's patent-pending radio frequency (RF) technology.
         The AirLink wireless meter reading network is made up of essentially two parts: (1) the meter reading device that is installed on the utility meter itself, and collection computers, which are located at intervals throughout the service area. The system takes a "picture" (electronically or optically) of the meter's output, creates a digital "packet" of the actual meter reading, and transmits the data to the collection computer. The data is then available to the utility company to incorporate into their existing computer systems for billing and statistical analysis. (A database software interface is provided for virtually any system.) The meter reading device is easy to install and to maintain. Most installations are estimated at 10 minutes in duration. Greenland recommends a project management change-out approach, which calls for a meter shop "bench" retrofit installation.

Meter Reading Device.
         AirLink meter reading devices are available for any kind of utility meter. Circuitry is provided to capture data from the meter and to translate it for digital transmission. The major components include a transmitter with a specialized, horizontally polarized antenna; receiver; power supply with supercapacitor (battery); an internal computer to translate data; and memory for storage of data. One version of the device also includes optics and associated circuitry to take a digital picture of the meter face for transmission.
         Electric and gas meters are read via sensors, which detect the rotation of moving parts inside the meter or the register of the meter (depending upon the type of meter to be automated). The most common AirLink application for electric meters includes a sensor circuit that includes a photo-transistor, which consists of an optical detector and a light emitting diode (LED). The emitter is mounted above the meter disk, and the detector below. The output voltage decreases in the absence of light, and increases in the presence of light, caused by the alignment hole in the meter disk passing in front of the sensor. Output is fed into an automatic level control (ALC). This circuit offers automatic adjustment of its trigger level to accommodate various light sources, changes in ambient light, or optical sensor misalignment. When a hole passes in front of the sensor, an abrupt change in voltage occurs, which triggers a "read". If the ambient light slowly changes (sun coming up, going down, cloud passing over, etc., the detector's input will change with it, without triggering the output. A system of measurement established by the International System of Units is the basis by which the AirLink device is calibrated.
         The AirLink meter reading device is designed to last for many years without the need for repair or replacement. It is powered by line voltage and a supercapacitor. Water meter reading devices use power derived from inductance through the water pipes upon which a home's electricity is grounded. The device uses its own battery (recharged by the inductive loop) to power signal transmission. Natural gas meters are powered with a long-life lithium battery that must be changed every three to five years.
         The meter reading device has its own computer circuitry, including memory, in order to save data for up to 42 days to provide redundancy of data, and to insure against data loss due to vandalism, power outage, etc. Communications.
         The AirLink system addresses two main technological issues related to automating the process of meter reading: (1) meter reading accuracy and (2) communications integrity.
         Greenland's patent-pending communications protocol and antenna technology will enable utilities to receive data from millions of meters in short periods of time. Issues related to data compression and signal integrity have been solved. At present, the following communications parameters are provided with the AirLink transmitter located at each meter: The Company's patent applications relate to the modulation and filtering of digital signals, more particularly binary data signals. AirLink is a 2-way system.
         The AirLink system provides for communications both to each meter and from each meter back to its local collection station. The system polls each meter and each meter scans for a clear, open channel prior to transmission of data to collection units. AirLink's proprietary communications protocol enables the system to function efficiently and effectively, even in high density RF traffic.
         There are a number of additional benefits to this 2-way solution. Value-added enhancements can be added to the AirLink system as it communicates bi-directionally. These might include the ability to remotely activate or deactivate nodes on the system, reading multiple meters at each location, etc.
         A data signal consists of elements whose amplitudes are not suitable for transmission via a radio channel. This is the reason why, in common practice, "modems" are used to transform these data signals for transmission on a modulated carrier wave and demodulated after reception. While it is possible to transmit this data via radio with standard modulation techniques, a large amount of bandwidth is required. For example, FSK technique requires 1 megahertz of bandwidth to send 500 kilobytes per second of digital data.
         The AirLink system provides for digital transmission over a radio channel that will NOT require a modem and requires only ONE TENTH the bandwidth over other well-known modulation techniques. Furthermore, AirLink provides a digital modulation system where none existed before at a cost considerably below other techniques.
Cell Site Data Collection/Transmission.
         Collection computers are arrayed strategically as "cell sites" in order to receive data from each meter and to transmit the data to the central computer at the utility's billing office.
         Each stop in the data network has its own requirements in order to provide accurate, redundant information on resource usage. Utilities will find the system useful in saving reading costs and in the increased management reporting capabilities provided by an AirLink network.
         A data accumulator is built-in to the system to enable the collection of load management information. The system can provide separate daily usage levels for each of up to 5 previous days and stores data related to highest and peak demand data. The system allows utilities to incorporate time-differential billing by segregating data into hourly (or sub-hourly) periods.
         The AirLink device at the meter also includes circuitry that detects power interruption. In the event of a power failure or tampering at the meter site, the system will immediately transmit such status within seconds of an event. A number of safeguards and security features are incorporated to enhance performance, reliability, and maintenance. Internal diagnostic circuitry will detect low power and communications errors. Each receiver cell site may be linked to transfer the collected data to the main billing office, or collected data may be transferred by other methods such as telephone link, memory card swap, or mobile RF links, as illustrated: Water and Gas.
         Greenland's AirLink system can be deployed for use in water and gas meter applications. The technology is designed to meet the special technological and environmental challenges that are faced by water and gas utilities. Water meters, in particular, are generally located below ground, in dark, inhospitable conditions, without readily available power or communications links. This presents unique difficulties in automating data transfer. Gas meters do not provide an accessible power source; battery power is the only available option, which requires the use of advanced technology to eliminate the need for frequent change out of batteries.
         The AirLink solution for water and gas is, at present, incomplete; several options are available and under study. The Company is also exploring joint ventures with meter companies in order to marry AirLink technology with existing industrial solutions to metering of water and gas utilities.
     Greenland's AirLink system can be deployed for use in water meter applications. The technology is designed to meet the special technological and environmental challenges that are faced by water utilities.

Competition
         The AirLink wireless meter reading network will significantly increase a utility's ability to manage its resource consumption by providing information that is not readily available through existing metering technology. AirLink technology provides improved resource management, time-of-use (TOU) information, better peak-demand monitoring, and security. Its ability to provide differential billing, and providing real-time usage information for public (PUC) reporting, has the potential of further reducing overall costs for the utility.

         The competitive matrix below is provided to measure AirLink against its most significant competition.

                                                AIRLINK             ITRON             CELLNET

Fixed network RF system                           YES                YES                YES
Price per data point (estimated)                  $60                $80+               N/A
Terms of sale                                     Sale               Sale          Per Read Only
2-way communications to end-point [meter]         YES                 NO                 NO
Integration of electric, gas, water               YES                YES              PARTIAL
Maximum signal distance - point to point        18 MILE          1/2 MILE          1/2 MILE
Data throughput (maximum)                     100,000 bps         9,600 bps          9,600 bps
FCC Part 15 (low power)                           YES                YES                 NO
FCC Part 90 (high power - licensed)               YES                 NO                 NO
FCC licensed frequency (utility-owned)         AVAILABLE              NO                YES
Retrofit of "existing" installed meters           YES                 NO                 NO
Reading accuracy                                Min. 99%           UNKNOWN            UNKNOWN
Wide area network compatibility                   YES              UNKNOWN              YES
Database software requirements                OPEN SYSTEM        PROPRIETARY        PROPRIETARY
Network management software requirements        INCLUDED            EXTRA             INCLUDED
Distribution automation (SCADA)                  ADD ON               NO              UNKNOWN
Remote connect disconnect                       PLANNED               NO                 NO
kWh metering                                      YES                 NO                YES
Time-of-use metering                              YES                YES                YES
Remote reconfiguration                            YES              UNKNOWN            UNKNOWN
Demand metering                                   YES                YES                YES
Real-time tamper detection                        YES                 NO              UNKNOWN
Outage detection                                  YES                YES                YES
Reactive kVARh                                    YES              UNKNOWN            UNKNOWN
1[phi] and 3[phi] meters                          YES              UNKNOWN            UNKNOWN
-----------------------------------------  ------------------ ------------------ ------------------

Fixed Network RF System - Each of the systems listed in the Competitive Matrix are fixed wireless networks. Comparisons are made between AirLink and the two most widely discussed competitors, Itron and CellNet.
  Price Per Data Point -
AirLink pricing, at this time, is $60 per meter in order to retrofit each electric meter with AirLink electronic circuitry. Itron sells units for $80 and above, most requiring a new meter to be installed to accommodate Itron electronic components. CellNet does not quote pricing for sale as the system is available only to utilities under long-term (10-15 years) contracts under which CellNet bills the utility for each "read" of a meter in the system.
  Terms of Sale -
AirLink is made available for sale to utilities. Greenland charges additional fees for ongoing technical and operations support. Itron systems are also available for sale to utilities. CellNet is available only under a pay-per-read billing structure.
  Integration of Electric, Gas, and Water Meters -
The AirLink system will enable the integration of all utility meters, as well as other sensing devices, in an integrated 2-way system. Generally, gas and water meters, which require battery power for AirLink, can be configured to report over short distances to the electric meter. In competitive systems, all meters can be integrated; but these systems require direct transmission from the water and gas meter to a central collection point, requiring more power consumption and less efficiency.

  Signal Distance - Meter to Collection Station -
AirLink is installed using the FCC Part 90 communications specification. Frequencies under Part 90 are licensed by the FCC. These licenses are granted by Regional Coordinators and only a small filing fee is required to secure the license in any particular service territory. AirLink is unique in that the network can be "tuned" to most available frequencies. Itron functions under FCC
Part 15 - a low power solution that is prone to severe signal interference. At Itron's data rate, there are severe limitations as to the number of data points (meters) that can be served under this scheme. CellNet, alternatively, deploys their system under a licensed frequency. However, the link between field collection stations and the meters is FCC Part 15. AirLink, under Part 90, using 5 watts of power, is estimated to provide coverage of up to 18 miles radius from data point to collection point. Competitive systems are limited to approximately 1/2 mile. In situations in which AirLink is deployed under Part 15 (due to unavailability of a licensed frequency under Part 90), AirLink will provide up to 3 miles of coverage. The high data rates (throughput) of the AirLink system enables the system to accommodate large numbers of meters.
  Data  Throughput -
The AirLink system sends data packets at a maximum rate of 100,000 bits per second as compared to 9,600 bits per second for competition. The speed of transmission enables AirLink to accommodate a far greater number of meters in the system. Under Part 15, this is particularly important since FCC regulations require that the user of the frequency avoid dominating the airwaves. Under a
Part 15 deployment, AirLink is designed to "read" 6,000 meters in 90 seconds. Under Part 90, AirLink is designed to read 500 meters per second. The Part 90 system will serve 450,000 meters if charged with reading meters every 15 minutes (1.8 million if reading once per hour).
  FCC Part 15/FCC Part 90 -

FCC Part 15 mandates that devices accept interference from any other device and, at the same time, avoid interfering with other devices. In order to meet these requirements, Part 15 devices use very low power levels for data transmission. Traditional, slow transmission data rates complicate the challenge because only small amounts of data can be transferred in order to avoid interference. Additionally, data is often corrupted and the system must be designed to account for inconsistencies and inaccuracies. Part 15, therefore, presents considerable challenges when designing a system that must accurately read meters and then transmit such data to a central station for use by a utility for billing and analysis. Part 90 enables the use of higher power, which provides greater transmission length. But the fundamental benefit of Part 90 over Part 15 is that a dedicated, licensed frequency is made available to the user, which eliminates the challenges of interference of data. In a 2-way system such as AirLink, it allows for the system to poll each data point and to confirm the reception of information (including reads, status, etc.)
 FCC Licensed  Frequency -
AirLink is deployed using a licensed frequency under Part 90. These allocations can be made by Frequency Coordinators from the FCC and are awarded for small filing fees. CellNet uses alternative licensed frequencies, which are acquired from the FCC under fee arrangements that can add up to considerable expense. AirLink is deployed entirely on the allocated frequency as a polled network (point-to-multipoint, multipoint-to-point, and point-to-point). Other, competitive AMR systems (such as CellNet) use the licensed frequency as a system backbone, connecting collection cell sites to the main office. However, in these deployments, the individual meters are connected to the collection cell sites via an unlicensed Part 15 signal.
  Retrofit  of Existing  Installed  Meters -
The AirLink system is designed to retrofit most existing electric meters. Solutions are in process for both water and gas meters. The benefit to this is that the utility's existing investment in meters is protected. Moreover, all of the standard single phase (residential) meters in the system are transformed into time-of-use meters (generally limited to industrial use). In competitive systems, special meters are required in order to provide network connectivity, which can add substantially to the cost of deploying an AMR network.
  Reading  Accuracy -
Naturally, reading accuracy is a critical component of an AMR system. AirLink's delivery specification is to read meters with a minimum of 99% accuracy. (The industry standard, at this time, is approximately 98%.) Our understanding is that, today, many AMR systems have problems in providing accurate reads due to design irregularities which may require re-calibration of meters, which would be an unacceptable condition to most utilities.
   Wide Area Network (WAN) Compatibility -
AirLink is compatible with other systems via RS-232 serial interface (input and output). In situations where the network must be interconnected with others, this interface is generally suitable and reliable. Other, competitive systems, which have proprietary interfaces may not be compatible with other networks, such as telephone, fiber-optic cable, cellular, etc.)
   Database Software Requirements -
AirLink is an "open" system. All data is fed to a flat-file database that is accessible to other system software (such as billing systems) in use by the utility. No special software interfaces are required to access the AirLink database. Alternative systems generally require a custom-designed database structure. Itron, for example, charges an additional $200,000 for software to run their network.

  Network Management Software Requirements -
AirLink provides, as part of its overall system, software to enable system management in conjunction with the database. This software is primarily used to create and transmit commands (read, status, etc.) to each data point (meter) in the system. It will also manage the protocol that polls meters and reports anomalies in meter status (power interruption, etc.) The basis of this protocol is that there are 10,000 data "slots" per second; 1,000 slots are reserved for meter reads. Other slots are available for status changes, etc. Competitive systems charge large fees for software interfaces that may also require special billing and management report software.
  Distribution Automation (SCADA) -
The AirLink system enables utilities to use its components for distribution automation (SCADA) applications, including monitoring switching stations, load management, etc. Each AirLink module that is deployed for this purpose becomes an individual data point in the system and is managed by the network with a specific protocol and command structure. Competitive systems do not provide this feature as they are specific to meter reading only.
  Other  Features -
AirLink provides a number of other features and functions; some of which are unique and others which are competitive. (See matrix). These include remote connect/disconnect of meters, remote configuration of data points, demand metering, tamper and outage detection and advanced metering features for large-scale industrial users.

GAM Properties

         Greenland, through its wholly-owned subsidiary, GAM, has acquired ownership and operates fifteen real estate properties in the Pacific southwest part of the U.S. These properties consist of residential and commercial rental units and undeveloped land. Most of the Company's rental properties are located in the San Diego, California area, and are rented on a month-to-month or six-month lease basis. The Company acquired one property in fiscal 1996 ( a single-family residence in Temecula, California). Other properties outside of San Diego are a condominium in Mammoth Lakes, California and 102 acres of undeveloped commercial/industrial land in Tucson, Arizona.
         GAM owns and operates the following properties, with average occupancy of over 90%:

          3200  Adams  Avenue,  San  Diego,  California.   This  property  is  a
          professional office building located in the heart of the Normal Heights commercial district. Anchor tenants include a laundromat on the ground floor, and a dental office upstairs. Tenants include a doctor, restaurant, hair salon, food store, and other professionals. The building has 5,329 square feet of office space and 2,052 square feet of storefront. The property is over 81% occupied. Most of the units are leased, with some expirations ranging from April 1997 to July 1997. Three small units are leased on a month-to-month basis. The interior of the building was renovated during fiscal 1996.

          Mammoth Lakes, California. This property is a resort condominium located in Mammoth Lakes, located in the high Sierras of California. The property is a 2-bedroom, 2-bath unit with a den that can also be used as a third bedroom. Amenities include underground parking and built-ins. It is located within walking distance of the main ski village. Mammoth Lakes is a year-round resort destination for skiers, hikers, backpackers and fishermen. The property is rented at present on a month-to-month basis.

          2715 44th Street, San Diego, California. This property is a single building with eight (8) rental units, located in East San Diego. These are all "studio" rentals for singles and couples and are currently 100% occupied.

          4582 Bancroft Avenue, San Diego, California. This property contains seven apartment units in a single building of approximately 5,600 square feet. It is centrally located near the Mission Valley area of San Diego. It is 100% occupied at this time.

          2536 Third Avenue, San Diego, California [4 properties]. This property consists of four townhome units in a single 8,200 square foot building, located in an active area for real estate. It is located close to downtown San Diego and major shopping areas. It is currently 100% occupied.

          2135-39 Grand Avenue, San Diego, California. This property contains three units in two buildings containing approximately 2,100 square feet. This is a beach property, with plans for redevelopment into townhouse units. The property is 100% occupied.

          2016-18 Balboa and 2015-17 Hornblend, San Diego, California. This property consists of four units of approximately 2,200 square feet, with each unit having its own yard. The property is zoned for commercial use with a 100 foot frontage on a main traffic artery, serving the Pacific Beach area of San Diego. The property is 100% occupied.

          4808-10 Lantana Street, San Diego, California. This property contains two apartment units of approximately 1,300 square feet. The property can be further developed for an additional four units. At present, the property is 100% occupied.

          565 West Chase, El Cajon, California. This property contains 23 apartment units of two bedrooms, two baths, in five buildings, ranging from 950 to 1,100 square feet with approximately 25,000 square feet of rental space. Each unit has a yard and off-street parking. The property has a swimming pool, laundry facilities, and a children's playground. The property is 93% occupied. One and one-half (1 1/2) units are provided, rent-free, in exchange for services of a resident manager and assistant manager.

          4027-31 Hamilton Street, San Diego, California. This property contains a 3-bedroom, 2-bath house and seven apartment units with a mix of one and two bedrooms with a view of downtown San Diego, in approximately 5,400 square feet. An exterior renovation was performed in fiscal 1996.

          30070 Pechange Drive, Temecula, California. This property is an 1100 square foot single-family residence (3 bedroom, 2 bath) with 2- car garage. It is located in a park-like setting in a newer, well-maintained neighborhood. The property is leased; the occupant has an option to purchase the home for $107,000.

          Tucson Land. The Company holds, through a recorded option, approximately 102 acres of commercial/industrial land outside of Tucson. At present, management is working on a plan to sell this property as it has determined that it will not pursue development. The property is booked in the Company's financial statements at approximately 45% of the net value of the land as reflected in the most recent independent appraisal.

          GAM's business is such that it's real estate holdings change from time-to-time. GAM continues to work on optimizing its portfolio. Several of its existing properties operate at either break-even or a small loss depending upon the state of the market in which the properties are located. While GAM provides an important asset base for Greenland, there can be no assurance that GAM will provide a positive income stream in the near future. Management continues to explore its options as to the future of its real estate holdings.

Employees
         Including its officers, the Company presently employs seven full-time employees, five (5) of whom are primarily engaged in administration and marketing; two (2) in engineering and AMR product development. The Company uses independent consultants for a variety of tasks, including shareholder relations, property management, and engineering.

Item 2.
Description of Property
         Greenland and its subsidiaries currently occupy approximately 7,500 square feet of office space comprising the entire fourth floor of 7084 Miramar, San Diego, California 92121. The Company entered into a three-year lease, commencing January 1, 1997, with three (3) three-year options to extend its tenancy. During the first year of the lease, the Company has been granted reduced rent while it occupies only approximately 5,700 square feet.

         The table below illustrates the value, mortgages, equity, annualized rental income, and occupancy of each of the GAM properties as of December 31, 1996.

                                         Current                                           Annual
Property                                  Value           Mortgage         Equity          Rental             Occupancy
--------                                  -----           --------         ------          ------             ---------
3200 Adams Avenue                       $     946,500     $    742,000   $    204,500    $     93,900               81%
Mammoth Lakes                                 145,000          100,000         45,000          14,600              100%
2714 44th Street                              233,000          212,600         20,400          28,400              100%
4582 Bancroft                                 390,000          280,400        109,600          39,600              100%
3635 Third Avenue                             868,200          506,900        361,300          53,300              100%
2135-39 Grand Avenue                          355,000          245,500        109,500          24,800              100%
2016-18 Balboa + 2015-17 Hornblend            385,000          278,700        106,300          25,700              100%
4808-10 Lantana                               125,000           91,500         33,500          12,600              100%
565 West Chase                              1,350,000          853,100        496,900         160,800               93%
4027-31 Hamilton                              420,000          304,400        115,600          55,200              100%
30070 Pechanga                                107,000           73,000         34,000           9,000              100%
Tucson, Arizona property                    2,515,000          500,000      2,015,000             N/A
                                           ----------       ----------     ----------        --------               N/A
                                         $  7,839,700     $  4,188,100    $ 3,651,600     $   517,700
                                           ==========       ==========     ==========        ========
------------------------------------ ---------------- ---------------- --------------  --------------  ----------------

The values above reflect management estimates of market value without accounting for depreciation. See financial statements.
--------------------------------------------------------------------------------
Item 3.
Legal Proceedings
         The Company's officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company. (Also see, Notes to Consolidated Financial Statements.)

         The Company sued former consultants for fraud and misrepresentation, among other things, related to the transfer of IVDS licenses to the company; and settled the suit in March 1997 by which the shares it paid for these assets, and additional shares for other damages, were cancelled. These consultants had also filed suit against the company for $77,000 for monies they believe they were owed. The settlement of the lawsuit did not call for the payment of any monies by Greenland.

         As part of the above lawsuit, the Company also sued Signature Leasing, LLC ("Signature"), a commercial leasing company, and its management. Greenland holds a 49% equity interest in Signature. The settlement agreement calls for the cancellation of all shares issued to Signature management. Greenland continues to pursue its interests in Signature and to determine the status of Signature operations and financial condition.

         In February 1997, the company settled a lawsuit filed by a former consultant related to its abandoned (in 1995) beverage operations. The Company issued 80,000 shares of its common stock, which had been committed previously; and paid $6,500 in cash in settlement of all claims.

Item 4.
Submission of Matters to a Vote of Security Holders
         None.

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded in the over-the-counter market, and quoted on the Electronic Bulletin Board. The Company's common stock has traded, during the fiscal year ended December 31, 1996 between $0.21 and $5.12 per share. The number of shares of record of common stock, $.001 par value, of the Company was 15,214,460 at December 31, 1996. The Company has not yet adopted any policy regarding payment of dividends.


                                       Low             High
Quarter ended Mar.31         $        4.20    $        5.12
Quarter ended Jun.30                  0.38             4.75
Quarter ended Sep.30                  0.22             0.50
Quarter ended Dec.31                  0.21             0.43
--------------------------  --------------  ---------------

Item 6.
Management's Discussion and Analysis or Plan of Operation
         The following discussion pertains to the Company's results of operations and financial condition as of the end of and for each of the years in the two year period ended December 31, 1996. The Company consolidates the operations its GAM subsidiary.
         Greenland's strategy is grounded in bringing a new class of information gathering and communications systems to the utility industry. The Company's products provide significant added value to utility service through cost savings, resource management, security, and management intelligence. The AirLink system is a highly sophisticated electronics hardware and software product. Completion of product development and test has required ongoing investment in engineering, research and development, market research, and initial sales efforts.
         The Company has invested considerable time and effort in development of the concept, assembling a development team, analyzing the market (including field research), planning the business, creating prototype devices, and contracting for the installation of pilot systems at utilities.
         Greenland's marketing strategy is based upon providing products that can easily be adapted to address a number of different utilities while simultaneously providing for individual customer requirements. The Company uses a direct sales approach (as opposed to third-party distribution) in its effort to place its products in the market. Marketing support is provided through public relations and participation in selected industry conferences and trade shows.
         Initial sales strategy relies heavily on building relationships with utilities (especially electric utilities for whom an AirLink solution is readily available) and providing 100-unit pilot systems. Initial response has been positive and the Company believes that this promotional strategy will serve to reduce the time from initial contact to full deployment of systems.
         The Company owns a 49% interest in Signature Leasing, LLC, a Nevada Corporation ("Signature"). Signature is a commercial leasing company The Company does not consolidate the operations of Signature as it is a minority shareholder. (Also see Legal Proceedings and Consolidated Financial Statements and Notes to Financial Statements.)

Results of Operations
AMR Sales
         Revenues from pilot projects totaled $40,000 in fiscal 1996. There was no such revenue in the previous fiscal year as AirLink was still in research and development.

Rental and Other Income
     Rental and other income totaled $502,534 for the year ended December 31, 1996 as compared to $452,315 for the prior fiscal year, an increase of $50,219 or 11%. The increase is attributable to an increase in the occupancy of the properties and the reconfiguration of its mix of properties during the fiscal year.

Expenses
         General and  administrative  expenses  for the year ended  December 31,
1996 were $790,573 as compared to $300,253 in fiscal 1995, an increase of $490,320 or 163%. This increase is attributable to increased costs related to management and operations of the Company, particularly in support of its AirLink technology and products.
         Depreciation expense was $147,878 for fiscal 1996 as compared to $188,828 in the previous fiscal year, a decrease of $40,950 or 28%, which is directly attributable to changes in the composition of the Company's real estate portfolio.
         Interest expense increased by $49,800 to $333,938 in fiscal 1996 over the $284,138 of interest expense in fiscal 1995; an increase of 17.5%, which is attributable to changes in the Company's real estate operations and the terms of mortgages payable on its properties.
         Property taxes for the year ended December 31, 1996 were $96,639 compared to $23,259 in the previous fiscal year; an increase of $73,380 or 315%. The increase is directly attributable to the Company's acquisition of real estate properties, particularly the Tucson land, upon which value the taxes are assessed.
         The Company has bad debts of $59,668 in fiscal 1996 as a result of determining that Notes Receivable, which were acquired in its December 1995 acquisition of ICAN, were judged as uncollectible.

AirLink Operations
         The Company continues, as its main business activity, the ongoing development and marketing of its AirLink automated meter reading system for utilities. The Company introduced AirLink, for the first time, in June at the American Meter Reading Conference ("NMRC") in Sacramento, California. During the course of fiscal 1996, the Company entered into agreements to install AirLink pilot systems in Oregon, Utah, and Connecticut. One installation (Oregon) was completed, using interim technology, to generally positive results. The technology has since been upgraded and installation is planned for April, 1997 in Utah and Connecticut. Additionally, the Company has subsequently contracted for a second Oregon test to take place in April or May, 1997. AirLink revenues are offset by expenses of parts, travel, and administration.

Real Estate Operations
         Rental revenues increased moderately over the previous year due primarily to increased occupancy rates in fiscal 1996. The Company experienced near break-even cash flow, on a monthly basis, from its rental properties during fiscal 1996. Notwithstanding management's belief that its gross rental income will increase in fiscal 1997, the Company continues to reduce its debt on its properties and looks to continue to restructure its portfolio.

         During fiscal 1996, the Company continued to upgrade and renovate some of its properties, including Adams Avenue, and Hamilton Street.
         In fiscal 1996, the Company acquired one property, a single-family residence in Temecula, California. The transaction was accomplished with created notes. At close of escrow, the Company received approximately $68,000 in cash, which was used for general corporate purposes.

Liquidity and Capital Resources
         The Company's total assets decreased by $739,796 or 8.4% to $8,054,316 in the year ended December 31, 1996. This decrease was due primarily to the rescission of the December 1995 acquisition of IVDS licenses. The Company's total liabilities decreased $206,084 or 4.6% during fiscal 1996 due primarily to the transaction related to the IVDS licenses. Stockholders' equity was $3,766,998 at December 31, 1996, a decrease of $533,712 or 12.4%, also due primarily to the above IVDS rescission.
         The Company had negative working capital of $370,501 at December 31, 1996. The Company, through a private placement of its common stock, raised approximately $719,481 during fiscal 1996, which was used for operations and general corporate purposes. The Company continues to pursue additional capitalization through private placement and other activities in order to raise funds for ongoing operations. Discussions are ongoing with several companies, which could provide additional working capital for Greenland. However, there can be no assurance that the Company will be successful in negotiations to obtain such assistance.


Item 7.
Financial Statements  and  Supplementary  Data

          See index to financial statements included herein.

Item 8.
Change in and Disagreements with Accountants on Accounting and Financial Disclosure
                                      None.

PART III

Item 9.
Directors,  Executive Officers,  Promoters and Control Persons,  Compliance with
Section 16(a) of the Exchange Act

Item 9A.
Executive Officers of the Company

Name                         Age    Position                                   Period of Service
----                         ---    --------                                   -----------------

Eric W. Gaer                  48    President, Chief Executive Officer,
                                    and Director                               Since December 22, 1995
Kevin Smith                   38    Chairman of the Board, Chief
                                    Financial Officer, and Director            Since September 30, 1994
Michael deDomenico            52    Vice President, Secretary, and
                                    Director                                   Since September 30, 1994
-------------------------  -------- -----------------------------------------  ------------------------------

         The biographies of the Directors and Officers are set forth below. All Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement or until their successors have been elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining Directors.
         Eric W. Gaer, 48, is President, Chief Executive Officer, and a Director of Greenland. He additionally serves as a Director of GAM. He has broad experience in the general development and promotion of high-technology products and services. Mr. Gaer has more than 25 years of professional experience in high-technology management and marketing. He has served in executive capacities for high-technology firms such as Merisel, Inc., Venture Software, Daybreak Technologies, Inc., and Personal Computer Products, Inc. Prior to joining Greenland, Mr. Gaer was President and Chief Executive Officer of Integrated. He earned his Bachelor's degree in Mass Communications from California State University at Northridge.
     Kevin Smith, 38, is Chairman of the Board, Chief Financial Officer, and a Director of Greenland Corporation. Mr. Smith is the past President of Exten Industries, a publicly traded company (OTC) in the biomedical industry. In 1992, Mr. Smith founded National Air and Energy, Inc., which is the marketer and manufacturer of a patented thermal engine known as the Sunchaser System. Mr. Smith spends predominantly all of his time with Greenland.
         Michael DeDomenico, 52, is Vice President, Secretary and a Director of Greenland Corporation and President of its GAM subsidiary.

Mr. DeDomenico has been in the real estate business as a developer since 1977 and is the founder and President of GAM. Mr. DeDomenico is a full-time employee of the Company. He received his Bachelor's degree from Cal Western University and his Master of Arts degree from Northern Arizona University.

Item 9B.
Compliance with 16(a) of the Exchange Act
         The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities and Exchange Commission and the Company. The management review and representations indicates no reports were required to be filed in 1996.

Item 10.
Executive Compensation
         The following table shows the amount of all compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers at December 31, 1996. Eric W. Gaer was appointed President and Director on December 22, 1995 and did not receive any compensation from the Company in fiscal 1995. Additional information is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101,
Schedule 14A.

Name and Position                            Year      Salary        Other         Total
-----------------                            ----      ------        -----         -----
Eric Gaer, President, and Chief
Executive Officer                            1996         -         $ 46,950      $ 46,950
Kevin Smith, Chairman,                       1996         -         $ 39,500      $ 39,500
Chief Financial Officer, and Director        1995         -         $ 81,900      $ 81,900
Michael deDomenico,                          1996         -         $ 43,750      $ 43,750
Chief Financial Officer and Director         1995         -         $ 48,000      $ 48,000
-----------------------------------------  --------- -----------  ------------  ------------

Item 11.
Security Ownership of Certain Beneficial Owners and Management
         At the closed of business on December 31, 1996, the Company had 15,214,460 shares outstanding. To the best of the Company's knowledge, no persons are beneficial owners of five percent (5%) or more of the Company's shares. The ownership of the Company's common stock by management is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Item 12.
Certain Relationships and Related Transactions
Kevin Smith, Chairman and Chief Financial Officer has advanced the Company working capital.
(Also see Notes to Consolidated Financial Statements.)

Item 13.
Exhibits and Reports on Form 8-K List of documents filed as part of this report.

     Financial Statements
         Reference is made to the index to Financial  Statements under Item 7 in
Part II hereof, where these documents are listed.
     Financial Statement Schedules
         Reference is made to the Index to Financial  Statements under Item 7 in
         Part II hereof, where these documents are listed. All schedules not listed in the Index to Financial Statements under Item 7 in Part II are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.
     Exhibits
     On June 26, 1996, the Company filed Form 8-K (and associated exhibits), related to acquisition of automated meter reading technology from Ariel Systems, Inc., the divestiture of Ariel Systems as an 80%-owned subsidiary of Greenland, and the engagement of Ariel Systems as a consultant to the Company.

     On August 23, 1996, the Company filed Form 8-K related to management's discovery of certain information related to Interactive Video and Data Services ("IVDS") telecommunications licenses.

     On November 6, 1996, the Company filed Form 8-K containing notice of certain changes in executive officers of the Company. Effective November 1, 1996, Eric Gaer assumed the duties of chief executive officer and Kevin Smith assumed the duties of chief financial officer.

     Offer of Settlement in letter to Manos Consulting from the Company counsel, Craig J. Shaber, dated August 9, 1995. Incorporated by reference to the Company's Form 10-KSB filed February 7, 1996.

     Agreement for Exchange related to the acquisition by the Company of the property described in this Report as "Adams Avenue", between the Company and G.M.E. Properties, Inc., dated March 29, 1995. Incorporated by reference to the Company's Form 10-KSB filed February 7, 1996.

     Escrow documents with Mission Valley Escrow for the acquisition by GAM Properties, Inc. of properties described in this Report as "Third Avenue" and "Mammoth", between GAM Properties, Inc. and G.M.E. Properties, Inc., dated September 1, 1995. Incorporated by reference to the Company's Form 10-KSB filed February 7, 1996.

     Option Agreement related to the acquisition by the Company of the property described in this Report as "Arizona land", between the Company and Loma Vista Associates, The Cali Group, M.I., Limited, Tucson, B.P, John C. Federico, and Charlotte A. Bishop, dated December 28, 1995. Incorporated by reference to the Company's Form 10-KSB filed February 7, 1996.

     Settlement Agreement and General Release between the Company and John Mackay, dated December 29, 1995. Incorporated by reference to the Company's Form 10-KSB filed February 7, 1996.

     Notice of Special Meeting of Shareholders held on December 22, 1995 and Proxy materials related thereto, dated November 29, 1995. Incorporated by reference to the Company's Form 10-KSB filed February 7, 1996.

     Recission Agreement related to the Company's properties described in this Report as "Yosemite", Hamilton Avenue", and "Bancroft", between the Company and certain principals and William R. Bishop and Janet Bishop, dated December 4, 1995. Incorporated by reference to the Company's Form 10-KSB filed February 7, 1996.

     Agreement for Stock as Compensation for Pledged Note between the Company and Ronald Zinke and Phyllis Zinke, dated December 4, 1995. Incorporated by reference to the Company's Form 10-KSB filed February 7, 1996. Letter of Agreement between the Company and Emerald People's Utility District to install AirLink automated meter reading system, dated May 23, 1996.

     Letter of Agreement between the Company and Springville City Electric to install AirLink automated meter reading system, dated September 2, 1996.

     Letter of Agreement between the Company and Third Taxing District, City of Norwalk, to install AirLink automated meter reading system, dated September 30, 1996.

     Escrow documents (Number 35473-A, Mission Valley Escrow, San Diego, California) related to the purchase of the Company's Pechanga Drive property in Temecula, California, dated May 28, 1996.

     Standard office lease between Shih Ching Chiang and the Company related to its principal office facilities on Miramar Road in San Diego, California, dated December 3, 1996.

     Settlement Agreement and Release between Gregory C. Manos and Greenland Corporation and Kevin G. Smith, signed by the parties on March 4, 1997 and February 27, 1997, respectively.


     Settlement Agreement and Release of All Claims between Charles Browne, HomeTech, LLC, Superior Interactive Group, Inc., TechnoScape, LLC, Susan Browne, Jay Shestak, Signature Leasing, LLC and Greenland Corporation, Eric Gaer, and Kevin Smith, dated March 20, 1997.
      (22)  List of subsidiaries of the Company

         The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

                                   EXHIBIT 10i

                          GREENLAND CORPORATION 4180 La
              Jolla Village Drive o Suite 315 o La Jolla, CA 92037
                     Phone: 619/458-4226 o Fax: 619/458-5947


May 23, 1996

Jeff Shields
General Manager
Emerald People's Utility District
33733 Seavey Loop Road
Eugene, OR 97405

Dear Jeff:

In response to our telephone conversation today, the following will serve to outline an agreement between Greenland and Emerald PUD for the field testing of Greenland's AirLink(TM) automated meter reading system in your service area.

Below, I have listed the basic points of agreement, which can serve as guidelines in developing a more specific protocol for the test.

Greenland will, with the assistance of Emerald staff, install its AirLink system to include up to 100 residential, single- phase electric meters in the Emerald PUD, which surrounds the city of Eugene, Oregon.

The geographic boundaries (including actual meter site selection) will be determined during a site survey to be performed by Greenland and Emerald as soon as possible. Greenland's preference would be to perform the test in a limited geographic configuration. However, our main interest is to exercise the AirLink system so that Emerald can determine if the system can effectively be used to service its entire district. We understand that the district consists of approximately 550 square miles, including area that includes hills and rural terrain as well as flat land.

Greenland's budget for the test is $10,000 without any requirement for payments to be made by Emerald. We believe that this will be sufficient to build and install AirLink components and to support staff assigned to manage our contributions to the project. Should Emerald requirements prove unusual or exceptional, Greenland will so inform Emerald and Emerald shall have the option to offset additional expenses or to adjust its requirements to suit the original budget.

Greenland will assign two (2) senior staff members to the project. Robert Hunt, Greenland's Director of Product Development will be assigned as manager in charge; Mike Morgan, Greenland's Director of Engineering will be assigned to deal with technical matters. They can be reached directly at Ariel Systems (facilities contracted for by Greenland) at (619) 598-7222; Fax
     (619) 598-7227. Eric Gaer will be the principal business contact at Greenland. We will need a list of personnel to be assigned by Emerald to the project.

It is our collective objective is to begin the installation and test of the system in mid-July of this year. The test should run for a period of 60 days during which meters will be read two (2) times daily (one during peak usage, one during off-peak usage).

Emerald will provide all the requisite office infrastructure to accomplish compilation of data provided by the AirLink system. We expect that a single desktop PC computer will be adequate. Additional support includes, but may not be limited to, the following:

         Roof access at main office for collection antenna Cable access from roof to desktop computer
         Power pole access (subject to site survey) to place collectors and transponders Staff support to assist in meter installation and ongoing maintenance (if required) Transportation support during installation and maintenance Database support so that Greenland can provide data in "your" format

Emerald will provide certain pre-test support as follows, as soon as possible:

         Samples of meters to be retrofitted for the test Maps and proposed meter and collector sites Suggested management reports using the test data to be developed Database design information (as required)

Greenland and Emerald understand that the data to be compiled during the test period will be used in a Utility Forum- sponsored workshop to be held in May, 1997, at which time Greenland will be presenting its findings.

AirLink system components will be the property of Greenland, but will be made available to Emerald, at their request, for purchase at Emerald's option. Naturally, Greenland is interested in selling its AirLink system to Emerald for a system-wide build-out should the test period prove that the system is suitable for and desirable to Emerald.

                                  Exhibits - 1

     However, Emerald will be under no obligation to purchase the AirLink system from Greenland.

Jeff, I hope the above is a satisfactory outline for our test. If so, please sign this in the space provided below and fax it back to me. We have prepared a press release for distribution next week announcing the test, which is attached for your review. Should you have any changes, please make them and return them by fax as soon as possible.

All of us at Greenland look forward to our start date and beginning the process to deploy our system in your district. As soon as possible, let's arrange to have our respective staffs begin talking so that we can begin planning immediately.
Should you have any questions, please don't hesitate to call me.

Best regards,

ERIC W. GAER
President

EG:yt
Encl.

APPROVED:


[SIGNED]__________________________                   May 28, 1996____
Jeff Shields, General Manager                        Date
EMERALD PUD

                                  Exhibits - 2

                                   EXHIBIT 10j



                          GREENLAND CORPORATION 4180 La
              Jolla Village Drive - Suite 315 - La Jolla, CA 92037
                     Phone: 619/458-4226 - Fax: 619/458-5947

September 2, 1996

Guy Chang
Springville City Electric
909 E. 400 S.
Springville, UT 84663

Dear Guy:

The following will serve to outline an agreement between Greenland and Springville City Electric, for the field testing of Greenland's AirLink(TM) automated meter reading system in your service area. Below, I have listed the basic points of agreement, which can serve as guidelines in developing a more specific protocol for the test. Greenland will, with the assistance of Springville staff, install its AirLink system to include up to
     100 residential, single-phase electric meters in Springville.
The geographic boundaries (including actual meter site selection) will be determined during a site survey to be performed by Greenland and Springville as soon as possible. Greenland's preference would be to perform the test in a limited geographic configuration. However, our main interest is to exercise the AirLink system so that Springville can determine if the system can effectively be used to service its entire district.
Greenland's charge to Springville  for the test is $10,000,  payable in advance.
     Generally, we require payment in advance of our first site visit. We believe that this will be sufficient to build and install AirLink components and to support staff assigned to manage our contributions to the project. Should Norwalk requirements prove unusual or exceptional,
     Greenland will so inform Norwalk and Norwalk shall have the option to offset additional expenses or to adjust its requirements to suit the original charges.
Greenland will assign two (2) senior staff members to the project. Robert Hunt, Greenland's Director of Product Development will be assigned as manager in charge; Mike Morgan, Greenland's Director of Engineering will be assigned to deal with technical matters. They can be reached directly at Ariel Systems (facilities contracted for by Greenland) at (619) 598-7222; Fax
     (619) 598-7227. Eric Gaer will be the principal business contact at Greenland. We will need a list of personnel to be assigned by Springville to the project.
It is our objective is to begin the installation and test of the system no later than September of this year. The test will run for a period of 60 days during which meters will be read a minimum of two (2) times daily (one during peak usage, one during off-peak usage).
Springville will provide all the requisite office infrastructure to accomplish compilation of data provided by the AirLink system. We expect that a single desktop PC computer will be adequate. Additional support includes, but may not be limited to, the following:
         Roof access at main office for collection antenna Cable access from roof to desktop computer
         Power pole access (subject to site survey) to place collectors and transponders Staff support to assist in meter installation and ongoing maintenance (if required) Transportation support during installation and maintenance Database support so that Greenland can provide data in "your" format

                                  Exhibits - 3

Springville will provide certain pre-test support as follows, as soon as possible: Samples of meters to be retrofitted for the test Maps and proposed meter and collector sites Suggested management reports using the test data to be developed Database design information (as required)
Springville understands that the data to be compiled during the test period may be used by Greenland as part of its sales promotion data with the exception that no proprietary information related to Springville be disclosed. Greenland will make every effort to insure that Springville is aware of any information to be used for general dissemination.
AirLink system components will become the property of Springville, which will include 100 each AirLink 15P meter units, 1 each AirLink RPTR repeater, and 1 each AirLink CC collection computer. Naturally, Greenland is interested in selling its AirLink system to Norwalk for a system-wide build-out should the test period prove that the system is suitable for and desirable to Springville. However, Springville will be under no obligation to purchase the AirLink system from Greenland.
Guy, I hope the above is a satisfactory outline for our test. If so, please sign this letter in the space provided below and fax it back to me. We generally prepare a press release for distribution announcing AirLink tests, which will be sent to you for your review and approval prior to release. All of us at Greenland look forward to our start date and beginning the process to deploy our system in your district. As soon as possible, let's arrange to have our respective staffs begin talking so that we can begin planning immediately. Should you have any questions, please don't hesitate to call me.
Best regards,


ERIC W. GAER
President

APPROVED:


[SIGNED]______________________                       SEPT. 14, 1996_______
Cal Baxter                                           Date
SPRINGVILLE CITY ELECTRIC

                                  Exhibits - 4

                                   EXHIBIT 10k

                          GREENLAND CORPORATION 4180 La
              Jolla Village Drive - Suite 315 - La Jolla, CA 92037
                     Phone: 619/458-4226 - Fax: 619/458-5947

September 30, 1996

Victor Tenore
General Manager & CFO
Third Taxing District
City of Norwalk
Electrical Department
PO Box 451
So. Norwalk, CT 06856

Dear Mr. Tenore:

The following will serve to outline an agreement between Greenland and Third Taxing District, City of Norwalk ("Norwalk") for the field testing of
Greenland's AirLink(TM) automated meter reading system in your service area. Below, I have listed the basic points of agreement, which can serve as guidelines in developing a more specific protocol for the test. Greenland will, with the assistance of Norwalk staff, install its AirLink system to include up to 100 residential, single-phase electric meters in Norwalk.
The geographic boundaries (including actual meter site selection) will be determined during a site survey to be performed by Greenland and Norwalk as soon as possible. Greenland's preference would be to perform the test in a limited geographic configuration. However, our main interest is to exercise the AirLink system so that Norwalk can determine if the system can effectively be used to service its entire district.
Greenland's  charge to Norwalk  for the test is  $10,000,  payable  in  advance.
     Generally, we require payment in advance of our first site visit. We believe that this will be sufficient to build and install AirLink components and to support staff assigned to manage our contributions to the project. Should Norwalk requirements prove unusual or exceptional,
     Greenland will so inform Norwalk and Norwalk shall have the option to offset additional expenses or to adjust its requirements to suit the original charges.
Norwalk shall also offset travel expenses incurred by Greenland for the installation and maintenance of the test. These expenses are estimated and will not exceed $4,000 without the express advance approval of Norwalk.
Greenland will assign two (2) senior staff members to the project. Robert Hunt, Greenland's Director of Product Development will be assigned as manager in charge; Mike Morgan, Greenland's Director of Engineering will be assigned to deal with technical matters. They can be reached directly at Ariel Systems (facilities contracted for by Greenland) at (619) 598-7222; Fax
     (619) 598-7227. Eric Gaer will be the principal business contact at Greenland. We will need a list of personnel to be assigned by Norwalk to the project.
It is our objective is to begin the installation and test of the system no later than the end of October of this year. The test will run for a period of 60 days during which meters will be read a minimum of two (2) times daily (one during peak usage, one during off-peak usage).
Norwalk will provide all the requisite office infrastructure to accomplish compilation of data provided by the AirLink system. We expect that a single desktop PC computer will be adequate.

                                  Exhibits - 5

     Additional support includes, but may not be limited to, the following: Roof access at main office for collection antenna Cable access from roof to desktop computer Power pole access (subject to site survey) to place collectors and transponders Staff support to assist in meter installation and ongoing maintenance (if required) Transportation support during installation and maintenance Database support so that Greenland can provide data in "your" format
Norwalk  will provide certain pre-test support as follows,  as soon as possible:
         Samples of meters to be retrofitted for the test Maps and proposed meter and collector sites Suggested management reports using the test data to be developed Database design information (as required)
Norwalk understands that the data to be compiled during the test period may be used by Greenland as part of its sales promotion data with the exception that no proprietary information related to Norwalk be disclosed. Greenland will make every effort to insure that Norwalk is aware of any information to be used for general dissemination.
AirLink system components will become the property of Norwalk, which will include 100 each AirLink 15P meter units, 1 each AirLink RPTR repeater, and 1 each AirLink CC collection computer. Naturally, Greenland is interested in selling its AirLink system to Norwalk for a system-wide build-out should the test period prove that the system is suitable for and desirable to Norwalk. However, Norwalk will be under no obligation to purchase the AirLink system from Greenland.
Mr. Tenore, I hope the above is a satisfactory outline for our test. If so, please sign this letter in the space provided below and fax it back to me. We generally prepare a press release for distribution announcing AirLink tests, which will be sent to you for your review and approval prior to release. All of us at Greenland look forward to our start date and beginning the process to deploy our system in your district. As soon as possible, let's arrange to have our respective staffs begin talking so that we can begin planning immediately. Should you have any questions, please don't hesitate to call me.
Best regards,

ERIC W. GAER
President

APPROVED:

[SIGNED]_______________________                           OCTOBER 4, 1996_____
Victor Tenore, General Manager                            Date
THIRD TAXING DISTRICT - NORWALK, CT

                                  Exhibits - 6

                                   EXHIBIT 10l

                              MISSION VALLEY ESCROW
                            2565 Camino Del Rio South
                           San Diego, California 92108
                      (619) 295-7400 - FAX: (619) 295-2536

ESCROW NO. 35473-A                  ESCROW OFFICERS: AUDREE RAPP/MICHELE POPE
DATE: MAY 28, 1996
                                     PRIVATE LENDER - LOAN ESCROW INSTRUCTIONS
I/we, ARTHUR DICKMAN AND MAGDALEN A. DICKMAN, TRUSTEES UDT EXECUTED
2-21-79 ("Lender") will deposit into escrow a cashier's check on a major California Bank (or wired funds) in the amount of $73,000.00, which you are authorized to pay to Borrower, when you have for Lender the following:
         A Promissory Note in the amount of $73,000.00, executed by GAM PROPERTIES, INC., ("Borrower") in favor of ARTHUR DICKMAN AND MAGDELEN A. DICKMAN, TRUSTEES UDT EXECUTED 2-21-79, bearing interest at the rate of 11.5% commencing from date of receipt of Lender's deposit of funds and Lender's signed escrow instructions ("Lender's deposit") with Escrow Holder (or Jones Mortgage, whichever date is the earliest). If interest is to accrue from date of said deposits with Jones Mortgage, then such deposits into escrow are to be accompanied by a written statement from Jones Mortgage certifying the date Lender deposited funds with Jones Mortgage, and on which statement Escrow Holder and Borrower may rely. Said Promissory Note shall be payable in monthly installments of interest only, with the first interest only monthly payment due 30 days from date of Lender's deposit, and to so continue interest only monthly thereafter, until 37 months from date of Lender's deposit, at which time the then unpaid principal balance plus all unpaid interest thereon, shall become immediately due and payable. Said Promissory Note shall contain a late charge of 6% after 10 days. There shall be no acceleration clause. There shall be no prepayment penalty. Parties hereby approve Jones Mortgage to insert the final dates in said Promissory Note after Borrowers sign, according to these terms. Escrow Holder is to be of no concern with such insertion of dates. The above described Promissory Note and the Deed of Trust securing same, shall be prepared by Jones Mortgage. Borrower's signature thereon shall constitute that Borrower has read and approved all of the terms and conditions contained therein, and without any further written instructions required from any of the parties hereto in this regard.
         Deed of trust securing said note to be recorded at close of escrow.
         A Standard form loan policy of title insurance insuring said loan with liability in the amount of $73,000.00 from ORANGE COAST TITLE COMPANY, with the usual company's exceptions, on the real property in the County of Riverside State of California, viz:
                    LOT 16 OF TRACT NO.20319 AS SHOWN BY MAP ON FILE IN
                    BOOK 181, PAGES 54 TO 58, OF MAPS, RECORDS OF RIVERSIDE COUNTY, CALIFORNIA
 showing title vested in GAM PROPERTIES, INC., a California corporation SUBJECT
 TO:
 All General and Special real and personal taxes for the fiscal year 1996-97

                                  Exhibits - 7

Covenants, conditions, reservations,  restrictions,  easements, rights and right of way of record
The new FIRST DEED OF TRUST securing said Promissory note in the amount of $73,000.00
A new SECOND DEED OF TRUST being given as additional collateral to secure a Promissory Note in the amount of $104,500.00 in favor of JONES MORTGAGE PROFIT SHARING PLAN, WILLIAM L. O'NEILL AND AIMEE FLORENCE, TRUSTEES
You are to add the Lender herein on the fire insurance as a First Mortgagee with coverage to be at least $73,000.00 (or policy to contain replacement cost coverage). Mortgagee endorsement to show Lender's address as : c/o Action Loan Services, #JM1111, 7817 Ivanhoe Avenue, No.300, La Jolla, California 92037.
FURTHER INSTRUCTIONS:
The consummation of this escrow is contingent upon the successful concurrent acquisition of subject Property by GAM PROPERTIES, INC. under Mission Valley Escrow transaction no. 35399-A (the "acquisition escrow"). This is a "broker arranged" loan. Borrower and Lender authorizes Escrow Holder to release any information and certified copies of all documents to Jones Mortgage. Obtain Type H tax service for three years. Such reports to be mailed to: Action Loan Services, Account No.JM111, 7817 Ivanhoe Avenue, No.300, La Jolla, California 92037. Escrow Holder is to record documents when the within described Deed of Trust is in FIRST position, subject only to: Jones Mortgage to review and approve preliminary title policy. At close of escrow, send to Jones Mortgage:
         1 certified copy of the closing statement
         4 title company certified copies of the Trust Deed and other recorded documents 3 copies of the Title Policy
     1 copy of the fire policy with mortgage endorsement  Disbursement of Funds:
The following fees are to be deducted from Borrower's gross loan proceeds, for payment of the following:


         TO JONES MORTGAGE:
         Loan Origination Fee               $2,920.00
         Processing                            150.00
         Document preparation                  300.00
                                          -----------
         TOTAL                              $3,370.00
Time is of the essence of these instructions. If for any reason other than my failure to comply with the foregoing instructions, this Escrow cannot be closed on or before May 31, 1996. Lender may, by written and satisfactory notice to you, demand the return of money and/or instruments that I have placed herein; otherwise complete this Escrow as soon as possible. Order title search at once from the above Title Company, and send a copy of the preliminary title report to the Beneficiary, upon your receipt thereof.

               ADDITIONAL LOAN ESCROW CONDITIONS AND INSTRUCTIONS
Escrow Holder is not to be concerned with and not to be responsible for compliance by any person

                                  Exhibits - 8
with the TRUTH IN LENDING ACT or REGULATION "Z" in connection with this transaction, nor are you to be concerned with or responsible for the necessity, sufficiency, or correctness of any disclosure statement or Notice under such Act or Regulation. Should any such disclosure statement or notice be deposited into this escrow, your sole function shall be to obtain signatures thereon or to transmit the same as instructed in writing. If Beneficiary offset statements from prior trust deed holders are waived, escrow holder shall have no responsibility and/or liability for the balance, terms, or status of such loan. It is mutually understood and agreed by all parties to this escrow, jointly and severally, all funds received in this escrow shall be deposited with a State or Federal bank with other escrow funds and all disbursements shall be made by your check. You are hereby authorized to deposit any funds or documents handed you under these escrow instructions or cause the same to be deposited with any duly authorized sub-escrow agent, subject to your order at or prior to close of escrow in the event such deposit shall be necessary or convenient for the consummation of this escrow.
It is agreed by the parties hereto that so far as your rights and liabilities are involved, this transaction is an escrow and not any other legal relation and you are an escrow holder only on the foregoing expressed terms, and you shall have no responsibility of notifying me or any of the parties of this escrow of any sale, resale, loan, exchange, or other transaction involving any property herein described or any profit by any person, firm or corporation (broker, agent, and parties to this escrow and/or any other escrow included) in connection therewith, regardless of the fact that such transaction(s) may be handled by you in this escrow or in another escrow. You shall not be responsible or liable in any manner whatsoever for the sufficiency or correctness as to form, manner of execution or validity of any documents deposited in escrow, nor as to the identity, authority or rights of any person executing the same, either as to document of records or those handled in this escrow. Your duties hereunder shall be limited to the safekeeping of such money and documents received by you as escrow holder and for the disposition of same in accordance with the written instructions accepted by you in this escrow.
     You shall not be required to take any action in connection with the collection, maturity or apparent outlaw of any obligations deposited in this escrow, unless otherwise instructed. You shall not be liable for any of your acts or omissions done in good faith, nor for any claims, demands, losses or damages made, claimed or suffered by any party to this escrow, excepting such as may arise through or be cause by your willful neglect or gross misconduct.
Borrower guarantees and you shall be fully  protected in assuming that as to any insurance policies handed you, each policy is in force and has not been hypothecated and that all necessary premiums therefor have been paid. In the event existing fire insurance is not acceptable to any new lender, or should Borrower elect to provide new insurance, you are instructed to cause any existing fire policy, if delivered to escrow, to be returned to insured.
Deliver assurances of title, if requested,  and insurance  policies,  if any, to
     Lender or his order. Mail, unregistered, all documents and funds to the respective parties. Our signatures on any documents and instructions pertaining to this escrow indicate our unconditional approval of same.
In the event conditions of this escrow have not been complied with at the expiration of the time provided for herein, you are instructed, nevertheless, to complete same at any time thereafter as soon as the conditions (Except as to time) have been complied with, unless any of us shall have made written demand upon you for the return of money or documents deposited by him. We, jointly and severally, agree that in the event of cancellation we shall pay you a sum sufficient to pay you for any expense which you have incurred pursuant to the foregoing instructions, and a reasonable cancellation fee for services rendered by you. Said expenses and fee to be placed in escrow before cancellation is effective.
All notices, demands and instructions must be in writing. In the event conflicting demands are made or served upon you, or any controversy arises between the parties hereto, or with any third person growing out of or relating to this escrow, you shall have the absolute right to withhold and stop all further proceedings in and performance of this escrow, until you receive written notification satisfactory to you of the settlement of the controversy by agreement of the parties hereto, or by the final judgment of a court of competent jurisdiction. All of the parties to this

                                  Exhibits - 9
     escrow hereby jointly and severally promise and agree to pay promptly on demand as well as to indemnify you and to hold you harmless from and against all litigation and interpleader costs, damages, judgments, attorney's fees, expenses, obligations and liabilities of every kind which, in good faith you may incur or suffer in connection with or arising out of this escrow, whether said litigation, interpleader, obligation, liabilities or expenses arise during the performance of this escrow or subsequent thereto, directly or indirectly. In the event of conflicting demands on the escrow holder, by the principals, this escrow may, at their option, deposit any and all funds in question with the court that would have jurisdiction over the matter, and the escrow holder is relieved of any further responsibility in connection with the escrow.
1. These instructions may be executed in counterparts, each of which shall be deemed an original regardless of the date of its execution and delivery. All such counterparts together shall constitute one and the same documents. You are hereby given a lien upon all the rights, title and interest of each of the parties hereto in all escrowed documents, funds and other property, and all monies or property for any and all expenses, attorney's fees, losses and other liabilities caused you in this escrow in the event of failure to pay fees or expenses due you hereunder, on demand, I agree to pay a reasonable fee for any attorney's services which may be required to collect such fees or expenses.
2. Make all adjustments and prorations on the basis of a 30 day month. "Close of escrow" is the day instruments are recorded, or as otherwise instructed herein.
3. Each party to this escrow hereby acknowledges receipt of a copy of these instructions.
4. The parties to these escrow instructions authorized you to destroy these instructions, and all other subsequent instructions, regardless of date of same, and all records of this escrow at any time after five (5) years from date of these instructions, without liability on you part or of further notice from us.
5. You are hereby authorized and instructed to transfer any monies due either of the parties of this escrow to any other escrow you may be holding in order to complete said escrow, or to pay any charges due you in any other matter. It is understood that such transfers may take place after recordation of all documents in said escrows, if such escrow is to record concurrent herewith.
6. As may be required and/or demanded by lender, you may make monthly payments to lender at the close of escrow, without further authorization or instruction, by making proper charges to Borrower's account as applicable. License disclosure: Mission Valley Escrow is licensed by the Department of Corporations, State of California.
THE FOREGOING TERMS, CONDITIONS, AND/OR INSTRUCTIONS ARE HEREBY CONCURRED IN, APPROVED AND ACCEPTED. I will hand you all instruments and money necessary for me to comply therewith, which you are authorized to deliver, provided you hold in this escrow for the account of the parties executing said note and instruments deliverable to me under these instructions. Pay at close of escrow any encumbrances necessary to place title in the condition called for as required by lender. Borrower agrees to pay all charges in connection with this escrow.
BORROWER SIGNATURE:
GAM PROPERTIES, INC.
BY:  [SIGNED]______________________________
        MICHAEL D. deDOMENICO, PRESIDENT
        Address: 4180 La Jolla Village Drive, No.315, La Jolla, California 92037
         Phone: 458-4226/Fax 458-9082

The above instructions are hereby approved, and I, Lender herein, will cause to be handed you the sum of $73,000.00, which you are to use when you have for me the title insurance set out above and any other documents as may be set out herein. Lender is to be at no expense hereof.

LENDER SIGNATURE:

                                  Exhibits - 10

[SIGNED]_________________________        [SIGNED]__________________________
ARTHUR DICKMAN                           MAGDALEN A. DICKMAN
TRUSTEES UDT EXECUTED 2-21-79

Address: c/o Jones Mortgage, 8580 La Mesa Boulevard, No.105, La Mesa, California
         91941
Phone: 460-4644/Fax 460-1783

                                  Exhibits - 11

JM111                                                              Loan #96-805

                                 JONES MORTGAGE
                          NOTE SECURED BY DEED OF TRUST
                             INTEREST ONLY PAYMENTS

$73,000.00             La Mesa, California                         May 22, 1996

In installments as herein stated, for value received, the undersigned promise to pay to Arthur Dickman and Magdalen A. Dickman, Trustees UDT executed 2-21-79 or order, at designated address, the sum of Seventy-Three Thousand Dollars and 00/100, with interest from ___________________ on unpaid principal at the rate of 11.5% per annum, Interest only, payable monthly on the _____ day of each consecutive month, beginning on __________ and continuing monthly thereafter until _____________________, at which time the balance of principal and interest will be due and payable. Privilege is reserved of making additional payments not exceeding 20% of the original balance of this Note in any 12 month period without penalty, and of making payments in excess of 20% upon payment of any amount equal to Zero month's interest on the amount so prepaid. In any event, there will be no prepayment fee charged during the last three months of the loan. Payor agrees that on any installment not paid or tendered within ten days of its due date, to pay a later charge of 6% of the past due installment, or $5.00, whichever is greater; no charge imposed more than once for the same late payment of installment shall be considered to have been made for payment of such installment. Nothing herein provided shall be construed as a waiver of payee's right to enforce payment or commence foreclosure upon any default. Each payment shall be credited first on interest then due and the remainder on principal, and interest shall thereupon cease upon the principal so credited. Should default be made in payment of any installment when due, the whole sum of principal and interest shall become immediately due at the option of the holder of this Note. Principal and interest is payable in lawful money of the United States. If action be instituted on this Note, the undersigned promise to pay such sum as the court may fix as attorney's fees. This Note is secured by Deed of Trust. This Note is subject to Section 2966 of the Civil Code which provides that the holder of this Note shall give notice to the Trustor or his successor in interest of prescribed information at least 90 and not more than 150 days before any balloon payment is due.

[SIGNED]_________________________
GAM Properties, Inc.
By: Michael H. deDomenico



                                  Exhibits - 12

                                   EXHIBIT 10m

                          STANDARD OFFICE LEASE - GROSS
                   AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION
Basic Lease Provisions ("Basic Lease Provisions")

1.1. Parties: This Lease, dated, for reference purposes only, December 3rd, 1996, is made by and between Shih Ching Chiang (herein called "Lessor") and Greenland Corporation, doing business under the name of Greenland Corporation.

1.2. Premises: Suite Number(s) Fourth Floor, consisting of approximately 7,500 square feet, more or less, as defined in paragraph 2 and shown on Exhibit "A" hereto (the "Premises").

1.3. Building: Commonly described as being located at 7084 Miramar Road, in the City of San Diego, County of San Diego, State of California, as more particularly described in the Exhibits hereto.

1.4. Use: General and administrative offices, subject to paragraph 6.

1.5. Term: Thirty-six (36) months commencing January 1, 1997 ("Commencement Date") and ending December 31, 1999, as defined in paragraph 3.

1.6. Base Rent: $4,686.00 per month, payable on the 1st day of each month, per paragraph 4.1 (see Paragraph 50 for base rent increases.

1.7. N/A

1.8. Rent Paid Upon Execution: $4,686.00 for first month's rent.

1.9. Security Deposit: Equal to one (1) month's rent ($4,686.00).

1.10.Lessee's Share of Operating Expense  Increase:  N/A as defined in paragraph
     4.2.

2.   Premises, Parking and Common Areas.

          2.1. Premises: The Premises are a portion of a building, herein sometimes referred to as the "Building" identified in paragraph 1.3 of the Basic Lease Provisions. "Building" shall include adjacent parking structures used in connection therewith. The Premises, the Building, the Common Areas, the land upon which the same are located, along with all other buildings and improvements thereon or thereunder, are herein collectively referred to as the "Office Building Project." Lessor hereby leases to Lessee and Lessee leases from Lessor for the term, at the rental, and upon all of the conditions set forth herein, the real property referred to in the Basic Lease Provisions, paragraph 1.2, as the "Premises" including rights to the Common Areas as hereinafter specified.

          2.2. Vehicle Parking: So long as Lessee is not in default, and subject to the rules and regulations attached hereto, and as established by Lessor from time to time, Lessee shall be entitled to rent and use 30 parking spaces in the Office Building Project at the monthly rate applicable from time to time for monthly parking as set by Lessor and/or its licensee.

          2.2.1. If Lessee commits, permits or allows any of the prohibited activities described in the Lease or the rules then in effect, then Lessor shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove or tow away the vehicle involved and charge the cost to lessee, which cost shall be immediately payable upon demand by Lessor.

          2.2.2. The monthly parking rate per parking space will be N/A per month at the commencement of the term of this Lease and is subject to change upon five (5) days prior written notice to Lessee. Monthly parking fees shall be payable one month in advance prior to the first day of each calendar month.

          2.3. Common Areas - Definition. The term "Common Areas" is defined as all areas and facilities outside the Premises and within the exterior boundary line of the Office Building Project that are provided and designated by the Lessor from time to time for the general non-exclusive use of Lessor, Lessee and of other lessees of the Office Building Project and their respective employees, suppliers, shippers, customers and invitees, including but not limited to common entrances, lobbies, corridors, stairways and stairwells, public restrooms, elevators, escalators, parking areas to the extent not otherwise prohibited by this Lease, loading and unloading areas, trash areas, roadways, sidewalks, parkways, ramps, driveways, landscaped areas and decorative walls.

          2.4. Common Areas - Rules and Regulations. Lessee agrees to abide by and conform to the rules and regulations attached hereto as Exhibit B with respect to the Office Building Project and Common Areas, and to cause its employees, suppliers, shippers, customers, and invitees to so abide and conform. Lessor or such other person(s) as Lessor may appoint shall have the exclusive control and management of the Common Areas and shall have the right, from time to time, to modify, amend and enforce said rules and regulations. Lessor shall not be responsible to Lessee for the non-compliance with said rules and regulations by other lessees, their agents, employees and invitees of the Office Building Project.

     2.5. Common Areas - Changes. Lessor shall have the right, in Lessor's sole discretion, from time to time:

          To make changes to the Building interior and exterior and Common Areas, including, without limitation, changes in the location, size, shape, number, and appearance thereof, including but not limited to the lobbies, windows, stairways, air shafts, elevators, escalators, restrooms, driveways, entrances, parking spaces, parking areas, loading and unloading areas, ingress, egress, direction of traffic, decorative walls, landscaped areas and walkways; provided, however, Lessor shall at all times provide the parking facilities required by applicable law;

          To close temporarily any of the Common Areas for maintenance purposes so long as reasonable access to the Premises remains available;

          To designated other land and improvements outside the boundaries of the Office Building Project to be a part of the Common Areas, provided that such other land and improvements have a reasonable and functional relationship to the Office Building Project;

          To add additional buildings and improvements to the Common Areas;

          To  use  the  Common   Areas  while   engaged  in  making   additional
improvements, repairs or alterations to the Office Building Project, or any portion thereof;

          To do and perform such other acts and make such other changes in, to or with respect to the Common Areas and Office Building Project as Lessor may, in the exercise of sound business judgment deem to be appropriate.

 3.      Term.

     3.1. Term. The term and Commencement Date of this Lease shall be as specified in paragraph 1.5 of the Basic Lease Provisions.

          3.2. Delay in Possession. Notwithstanding said Commencement Date, if for any reason Lessor cannot deliver possession of the Premises to Lessee on said date and subject to paragraph 3.2.2, Lessor shall not be subject to any liability, nor shall such failure affect the validity of this Lease or the obligations of Lessee hereunder or extend the term hereof; but, in such case, Lessee shall not be obligated to pay rent or perform any other obligation of Lessee under the terms of this Lease, except as may be otherwise provided in this Lease, until possession of the Premises is tendered to Lessee, as hereinafter defined; provided, however, that if Lessor shall not have delivered possession of the Premises within sixty (60) days following said Commencement Date, as the same may be extended under the terms of a Work Letter executed by Lessor by Lessee, Lessee may, at Lessee's option, by notice in writing to Lessor within ten (10) days thereafter, cancel this Lease, in which event the parties shall be discharged from all obligations hereunder; provided, however, that, as to Lessee's obligations, Lessee first reimbursed Lessor for all costs incurred for Non-Standard Improvements and, as to Lessor's obligations, Lessor shall return any money previously deposited by Lessee (less any offsets due Lessor for Non-Standard Improvements); and provided further, that if such written notice by Lessee is not received by Lessor within said ten (10) day period, Lessee's right to cancel this Lease hereunder shall terminate and be of no further force or effect.

             3.2.1. Possession Tendered - Defined. Possession of the Premises shall be deemed tendered to Lessee ("Tender of Possession") when (1) the improvements to be provided by Lessor under this Lease are substantially completed, (2) the Building utilities are ready for use in the Premises, (3) Lessee has reasonable access to the Premises, and (4) ten (10) days shall have expired following advance written notice to Lessee of the occurrence of the matters described in (1), (2) and (3), above of this paragraph 3.2.1.

             3.2.2. Delays Caused by Lessee. There shall be no abatement of rent, and the sixty (60) day period following the Commencement Date before which Lessee's right to cancel this Lease accrues under paragraph 3.2, shall be deemed extended to the extent of any delays caused by acts or omissions of Lessee, Lessee's agents, employees and contractors.

          3.3. Early Possession. If Lessee occupies the Premises prior to said Commencement Date, such occupancy shall be subject to all provisions of this Lease, such occupancy shall not change the termination date, and Lessee shall pay rent for such occupancy.

          3.4. Uncertain Commencement. In the event commencement of the Lease term is defined as the completion of the improvements, Lessee and Lessor shall execute an amendment to this Lease establishing the date of Tender of Possession (as defined in paragraph 3.2.1) or the actual taking of possession by Lessee, whichever first occurs, as the Commencement Date.

 4.      Rent.

          4.1. Base Rent. Subject to adjustment as hereinafter provided in paragraph 4.3, and except as may be otherwise expressly provided in this Lease, Lessee shall pay to Lessor the Base Rent for the Premises set forth in paragraph
1.6 of the Basic Lease Provisions, without offset or deduction. Lessee shall pay Lessor upon execution hereof the advance Base Rent described in paragraph 1.8 of the Basic Lease Provisions. Rent for any period during the term hereof which is for less than one month shall be prorated based upon the actual number of days of the calendar month involved. Rent shall be payable in lawful money of the United States to Lessor at the address stated herein or to such other persons or at such other places as Lessor may designate in writing.

          4.2. Operating Expense Increase. Lessee shall pay to Lessor during the term hereof, in addition to the Base Rent, Lessee's Share, as hereinafter defined, of the amount by which all Operating Expenses, as hereinafter defined, for each Comparison Year exceeds the amount of all Operating Expenses for the Base Year, such excess being hereinafter referred to as the "Operating Expense Increase," in accordance with the following provisions:

                   "Lessee's Share" is defined, for purposes of this Lease, as the percentage set forth in paragraph 1.10 of the Basic Lease Provisions, which percentage has been determined by dividing the approximate square footage of the Premises by the total approximate square footage of the rentable space contained in the Office Building Project. It is understood and agreed that the square footage figures set forth in the Basic Lease Provisions are approximations which Lessor and Lessee agree are reasonable and shall not be subject to revision except in connection with an actual change in the size of the Premises or a change in the space available for lease in the Office Building Project.

     "BaseYear" is defined as the calendar year in which the Lease term commences.

                   "Comparison Year" is defined as each calendar year during the term of this Lease subsequent to the Base Year; provided, however, Lessee shall have no obligation to pay a share of the Operating Expense Increase applicable to the first twelve (12) months of the Lease Term (other than such as are mandated by a government authority, as to which government mandated expenses Lessee shall pay Lessee's Share, notwithstanding they occur during the first twelve (12) months). Lessee's Share of the Operating Expense Increase for the first and last Comparison

Years of the Lease Term shall be prorated according to that portion of such Comparison Year as to which Lessee is responsible for a share of such increase.

                   "Operating Expenses" is defined, for purposes of this Lease, to include all costs, if any, incurred by Lessor in the exercise of its reasonable discretion, for:

     The operation, repair, maintenance, and replacement, in neat, clean, safe, good order and condition, of the Office Building Project, including but not limited to, the following:

     The Common Areas, including their surfaces, coverings, decorative items, carpets, drapes and window coverings, and including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, stairways, parkways, driveways, landscaped areas, striping, bumpers, irrigation systems, Common Area lighting facilities, building exteriors and roofs, fences and gates;

     All heating, air conditioning, plumbing, electrical systems, life safety equipment, telecommunication and other equipment used in common by, or for the benefit of, lessees or occupants of the Office Building Project, including elevators and escalators, tenant directories, fire detection systems including sprinkler system maintenance and repair.

                Trash disposal, janitorial and security services;

     Any other service to be provided by Lessor that is elsewhere in this Lease stated to be an "Operating Expense";

     The cost of the premiums for the liability and property insurance policies to be maintained by Lessor under paragraph 8 hereof;

     The amount of the real property taxes to be paid by Lessor under  paragraph
10.1 hereof;

     The cost of water, sewer, gas, electricity, and other publicly mandated services to the Office Building Project;

     Labor, salaries and applicable fringe benefits and costs, materials, supplies and tools, used in maintaining and/or cleaning the Office Building Project and accounting and a management fee attributable to the operation of the Office Building Project;

     Replacing and/or adding improvements mandated by any governmental agency and any repairs or removals necessitated thereby amortized over its useful life according to Federal income tax regulations or guidelines for depreciation thereof (including interest on the unamortized balance as is then reasonable in the judgment of Lessor's accountants;

     Replacements or equipment or improvements that have a useful life for depreciation purposes according to Federal income tax guidelines of five (5) years or less, as amortized over such life.

                   Operating Expenses shall not include the costs of replacements of equipment or improvements that have a useful life for Federal income tax purposes in excess of five (5) years unless it is of the type described in paragraph 4.2(d)(viii), in which case their cost shall be included as above provided.

                   Operating Expenses shall not include any expenses paid by any lessee directly to third parties, or as to which Lessor is otherwise reimbursed by any third party, other tenant, or by insurance proceeds.

                   Lessee's Share of Operating Expense Increase shall be payable by Lessee within ten (10) days after a reasonably detailed statement of actual expenses is presented to Lessee by Lessor. At Lessee's option, however, an amount may be estimated by Lessor from time to time in advance of Lessee's Share of Operating Expense Increase for any Comparison Year, and the same shall be payable monthly or quarterly, as Lessor shall designate, during each Comparison Year of the Lease term, on the same day as the Base Rent is due hereunder. In the event that Lessee pays Lessor's estimate of Lessee's Share of Operating Expense Increase as aforesaid, Lessor shall deliver to Lessee within sixty (60) days after the expiration of each Comparison Year a reasonably detailed statement showing Lessee's Share of the actual Operating Expense Increase incurred during such year. If Lessee's payments under this paragraph 4.2(g) during said Comparison Year exceed Lessee's Share as indicated on said statement, Lessee shall be entitled to credit the amount of such overpayment against Lessee's Share of Operating Expense Increase next falling due. If Lessee's payment under this paragraph during said Comparison Year were less than Lessee's Share as indicated on said statement, Lessee shall pay to Lessor the amount of the deficiency within ten (10) days after delivery by Lessor to Lessee of said statement. Lessor and Lessee shall forthwith adjust between them by cash payment any balance determined to exist with respect to that portion of the last Comparison Year for which Lessee is responsible as to Operating Expense Increases, notwithstanding that the Lease term may have terminated before the end of such Comparison Year.

          4.3.    Rent Increase. [Deleted from original]

          5. Security Deposit. Lessee shall deposit with Lessor upon execution hereof the security deposit set forth in paragraph 1.9 of the Basic Lease Provisions as security for Lessee's faithful performance of Lessee's obligations hereunder. If Lessee fails to pay rent or other charges due hereunder or otherwise defaults with respect to any provision of this Lease, Lessor may use, apply or retain all or any portion of said deposit for the payment of any rent or other charge in default for the payment of any sum to which Lessor may become obligated by reason of Lessee's default, or to compensate Lessor for any loss or damage which Lessor may suffer thereby. If Lessor so uses or applies all or any portion of said deposit, Lessee shall within ten (10) days after written demand therefor deposit cash with Lessor in an amount sufficient to restore said deposit to the full amount then required of Lessee. Lessor shall not be required to keep said security deposit separate from its general accounts. If Lessee performs all of Lessee's obligations hereunder, said deposit, or so much thereof as has not heretofore been applied by Lessor, shall be returned, without payment of interest or other increment for its use, to Lessee (or, at Lessor's option, to the last assignee, if any, of Lessee's interest hereunder) at the expiration of the term hereof, and after Lessee has vacated the Premises. No trust relationship is created herein between Lessor and Lessee with respect to said Security Deposit.

 6.      Use.

     6.1. Use. The Premises shall be used and occupied only for the purpose set forth in paragraph 1.4 of the Basic Lease Provisions or any other use which is reasonably comparable to that use and for no other purpose.

          6.2.    Compliance with Law.

                   Lessor warrants to Lessee that the Premises, in the state existing on the date that the Lease term commences, but without regard to alterations or improvements made by Lessee or the use for which Lessee will occupy the Premises, does not violate any covenants or restrictions of record, or any applicable building code, regulation or ordinance in effect on such Lease term Commencement Date. In the event it is determined that this warranty has been violated, then it shall be the obligation of the Lessor, after written notice from Lessee, to promptly, at Lessor's sole cost and expense, rectify any such violation.

                   Except as provided in paragraph 6.2(a) Lessee shall, at Lessee's expense, promptly comply with all applicable statutes, ordinances, rules, regulations, orders, covenants and restrictions of record, and requirements of any fire insurance underwriters or rating bureaus, now in effect or which may hereafter come into effect, whether or not they reflect a change in policy from that now existing, during the term or any part of the term hereof, relating in any manner to the Premises and the occupation and use by Lessee of the Premises. Lessee shall conduct its business in a lawful manner and shall not use or permit the use of the Premises or the Common Areas in any manner that will tend to create waste or a nuisance or shall tend to disturb other occupants of the Office Building Project.

             6.3. Condition of Premises.

                   Lessor shall deliver the Premises to Lessee in a clean condition on the Lease Commencement Date (unless Lessee is already in possession) and Lessor warrants to Lessee that the plumbing, lighting, air conditioning, and heating system in the Premises shall be in good operating condition. In the event that it is determined that this warranty has been violated, then it shall be the obligation of Lessor, after receipt of written notice from Lessee setting forth with specificity the nature of the violation, to promptly, at Lessor's sole cost, rectify such violation.

                   Except as otherwise provided in this Lease, Lessee hereby accepts the Premises and the Office Building Project in their condition existing as of the Lease Commencement Date or the date that Lessee takes possession of the Premises, whichever is earlier, subject to all applicable zoning, municipal, county and state laws, ordinances and regulations governing and regulating the use of the Premises, and any easements, covenants or restrictions of record, and accepts this Lease subject thereto and to all matters disclosed thereby and by any exhibits attached hereto. Lessee acknowledges that it has satisfied itself by its own independent investigation that the Premises are suitable for its intended use, and that neither Lessor nor Lessor's agent or agents has made any representation or warranty as to the present or future suitability of the Premises, Common Areas, or Office Building Project for the conduct of Lessee's business.

 7.      Maintenance, Repairs, Alterations and Common Area Services.

          7.1. Lessor's Obligations. Lessor shall keep the Office Building Project, including the Premises, interior and exterior walls, roof, and common areas, and the equipment whether used exclusively for the Premises or in common with other premises, in good condition and repair; provided, however, Lessor shall not be obligated to paint, repair or replace wall coverings, or to repair or replace any improvements that are not ordinarily a part of the Building or are above then Building standards. Except as provided in paragraph 9.5, there shall be no abatement of rent or liability of Lessee on account of any injury or interference with Lessee's business with respect to any improvements, alterations or repairs made by Lessor to the Office Building Project or any part thereof. Lessee expressly waives the benefits of any stature now or hereafter in effect which would otherwise afford Lessee the right to make repairs at Lessor's expense or to terminate this Lease because of Lessor's failure to keep the Premises in good order, condition and repair.

          7.2.    Lessee's Obligations.

                   Notwithstanding Lessor's obligation to keep the Premises in good condition and repair, Lessee shall be responsible for payment of the cost thereof to Lessor as additional rent for that portion of the cost of any maintenance and repair of the Premises, or any equipment (wherever located) that serves only Lessee or the Premises, to the extent such cost is attributable to causes beyond normal wear and tear. Lessee shall be responsible for the cost of painting, repairing or replacing wall coverings, and to repair or replace any Premises improvements that are not ordinarily a part of the Building or that are above then Building standards. Lessor may, at its option, upon reasonable notice, elect to have Lessee perform any particular such maintenance or repairs the cost of which is otherwise Lessee's responsibility hereunder.

                   On the last day of the term hereof, or on any sooner termination, Lessee shall surrender the Premises to Lessor in the same condition as received, ordinary wear and tear excepted, clean and free of debris. Any damage or deterioration of the Premises shall not be deemed ordinary wear and tear if the same could have been prevented by good maintenance practices by Lessee. Lessee shall repair any damage to the Premises occasioned by the installation or removal of Lessee's trade fixtures, alterations, furnishings and equipment. Except as otherwise stated in this Lease, Lessee shall leave the air lines, power panels, electrical distribution systems, lighting fixtures, air conditioning, window coverings, wall coverings, carpets, wall paneling, ceilings and plumbing on the Premises and in good operating condition.

          7.3.    Alterations and Additions.

                   Lessee shall not, without Lessor's prior written consent make any alterations, improvements, additions, Utility Installations or repairs in, on or about the Premises, or the Office Building Project. As used in this paragraph 7.3 the term "Utility Installation" shall mean carpeting, window and wall coverings, power panels, electrical distribution systems, lighting fixtures, air conditioning, plumbing, and telephone and telecommunication wiring and equipment. At the expiration of the term, Lessor may require the removal of any or all of said alterations, improvements, additions or

Utility Installations, and the restoration of the Premises and the Office Building Project to their prior condition, at Lessee's expense. Should Lessor permit Lessee to make its own alterations, improvements, additions or Utility Installations, Lessee shall use only such contractor as has been expressly approved by Lessor, and Lessor may require Lessee to provide Lessor, at Lessee's sole cost and expense, a lien and completion bond in an amount equal to one and one-half times the estimated cost of such improvements, to insure Lessor against any liability for mechanic's and materialmen's liens and to insure completion of the work. Should Lessee make any alterations, improvements, additions or Utility Installations without the prior approval of Lessor, or use a contractor not expressly approved by Lessor, Lessor may, at any time during the term of this Lease, require that Lessee remove any part or all of the same.

                   Any alternations, improvements, additions or Utility Installations in or about the Premises or the Office Building Project that Lessee shall desire to make shall be presented to Lessor in written form, with proposed detailed plans. If Lessor shall give its consent to Lessee's making such alteration, improvement, addition, or Utility Installation, the consent shall be deemed conditioned upon Lessee acquiring a permit to do so from the applicable governmental agencies, furnishing a copy thereof to Lessor prior to the commencement of the work, and compliance by Lessee with all conditions of said permit in a prompt and expeditious manner.

                   Lessee shall pay, when due, all claims for labor or materials furnished or alleged to have been furnished to or for Lessee at or for use in the Premises, which claims are or may be secured by any mechanic's or materialmen's lien against the Premises, the Building, or the Office Building Project, or any interest therein.

                   Lessee shall give Lessor not less than ten (10) days' notice prior to the commencement of any work on the Premises by Lessee, and Lessor shall have the right to post notices of non-responsibility in or on the Premises or the Building as provided by law. If Lessee shall, in good faith, contest the validity of any such lien, claim or demand, then Lessee shall, at its sole expense defend itself and Lessor against the same and shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof against the Lessor or the Premises, the Building or the Office Building Project, upon the condition that if Lessor shall require, Lessee shall furnish to Lessor a surety bond satisfactory to Lessor in an amount equal to such contested lien claim or demand indemnifying Lessor against liability for the same and holding the Premises, the Building and the Office Building Project free from the effect of such lien or claim. In addition, Lessor may require Lessee to pay Lessor's reasonable attorneys' fees and costs in participating in such action if Lessor shall decide it is to Lessor's best interest so to do.

                   (a)All alterations, improvements, additions and Utility Installations (whether or not such Utility Installations constitute trade fixtures of Lessee), which may be made to the Premises by Lessee, including but not limited to, floor coverings, panelings, doors, drapes, built-ins, moldings, sound attenuation, and lighting and telephone or communication systems, conduit, wiring and outlets, shall be made and done in a good and workmanlike manner and of good and sufficient quality and materials and shall be the property of Lessor and remain upon and be surrendered with the Premises at the expiration of the Lease term, unless Lessor requires their removal pursuant to paragraph 7.2(a). Provided Lessee is not in default, notwithstanding the provisions of this paragraph 7.3(e), Lessee's personal property and equipment, other than that which is affixed to the Premises so that it cannot be removed without material damage to the Premises or the Building, and other Utility Installations, shall remain the property of Lessee and may be removed by Lessee subject to the provisions of paragraph 7.2.

                   (b)Lessee  shall  provide  Lessor  with  as-built  plans  and
specifications   for  any  alterations,   improvements,   additions  or  Utility
Installations.

          7.4. Utility Additions. Lessor reserves the right to install new or additional utility facilities throughout the Office Building Project for the benefit of Lessor or Lessee, or any other lessee of the Office Building project, including, but not by way of limitation, such utilities as plumbing, electrical systems, communication systems, and fire protection and detection systems, so long as such installations do not unreasonably interfere with Lessee's use of the Premises.

 8.      Insurance; Indemnity

          8.1. Liability Insurance - Lessee. Lessee shall, at Lessee's expense, obtain and keep in force during the term of this Lease a policy of Comprehensive General Liability Insurance utilizing an Insurance Services Office standard form with Broad Form general Liability Endorsement (GL0404), or equivalent, in an amount of not less than $1,000,000 per occurrence of bodily injury and property damage combined or in a greater amount as reasonably determined by Lessor and shall insure Lessee with Lessor as an additional insured against liability arising out of the use, occupancy or maintenance of the Premises. Compliance with the above requirement shall not, however, limit the liability of the Lessee hereunder.

          8.2. Liability Insurance - Lessor. Lessor shall obtain and keep in force during the term of this Lease a policy of Combined Single Limit Bodily Injury and Broad Form Property Damage Insurance, plus coverage against such other risks Lessor deems advisable from time to time, insuring Lessor, but not Lessee, against liability arising out of the ownership, use, occupancy or maintenance of the Office Building Project in an amount not less than $5,000,000 per occurrence.

          8.3. Property Insurance - Lessee. Lessee shall, at Lessee's expense, obtain and keep in force during the term of this Lease for the benefit of Lessee, replacement cost fire and extended coverage insurance, with vandalism and malicious mischief, sprinkler leakage and earthquake sprinkler leakage endorsements, in an amount sufficient to cover not less than 100% of the full replacement cost, as the same may exist from time to time, of all of Lessee's personal property, fixtures, equipment and tenant improvements.

          8.4. Property Insurance - Lessor. Lessor shall obtain and keep in force during the term of this Lease a policy or policies of insurance covering loss or damage to the Office Building Project improvements, but not Lessee's personal property, fixtures, equipment or tenant improvements, in the amount of the full replacement cost thereof, as the same may exist from time to time, utilizing Insurance Services Office standard form, or equivalent, providing protection against all perils included within the classification of fire, extended coverage, vandalism, malicious mischief, plate glass, and such other perils as Lessor deems advisable or may be required by a lender having a lien on the Office

Building Project. In addition, Lessor shall obtain and keep in force, during the term of this Lease, a policy of rental value insurance covering a period of one year, with loss payable to Lessor, which insurance shall also cover all Operating Expenses for said period. Lessee will not be named in any such policies carried by Lessor and shall have no right to any proceeds therefrom. The policies required by these paragraphs 8.2 and 8.4 shall contain such deductibles as Lessor or the aforesaid lender may determine. In the event that the Premises shall suffer an insured loss as defined in paragraph 9.1(f) hereof, the deductible amounts under the applicable insurance policies shall be deemed an Operating Expense. Lessee shall not do or permit to be done anything which shall invalidate the insurance policies carried by Lessor. Lessee shall pay the entirety of any increase in the property insurance premium for the Office Building Project over what was immediately prior to the commencement of the term of this Lease if the increase is specified by Lessor's insurance carrier as being caused by the nature of Lessee's occupancy or any act or omission of Lessee.

          8.5. Insurance Policies. Lessee shall deliver to Lessor copies of liability insurance policies required under paragraph 8.1 or certificates evidencing the existence and amounts of such insurance within seven (7) days after the Commencement Date of this Lease. No such policy shall be cancelable or subject to reduction of coverage or other modification except after thirty (30) days prior written notice to Lessor. Lessee shall, at least thirty (30) days prior to the expiration of such policies, furnish Lessor with renewals thereof.

          8.6. Waiver of Subrogation. Lessee and Lessor each hereby release and relieve the other, and waive their entire right of recovery against the other, for direct or consequential damage arising out of or incident to the perils covered by property insurance carried by such party, whether due to the negligence of Lessor or Lessee or their agents, employees, contractors and/or invitees. If necessary all property insurance policies required under this Lease shall be endorsed to so provide.

          8.7. Indemnity. Lessee shall indemnify and hold harmless Lessor and its agents, Lessor's master or ground lessor, partners and lenders, from and against any and all claims for damage to the person or property of anyone or any entity arising from Lessee's use of the Office Building Project, or from the conduct of Lessee's business or from any activity, work or things done, permitted or suffered by Lessee in or about the Premises or elsewhere and shall further indemnify and hold harmless Lessor from and against any and all claims, costs and expenses arising from any breach or default in the performance of any obligation on Lessee's part to be performed under the terms of this Lease, or arising from any act or omission of Lessee, or any of Lessee's agents, contractors, employees, or invitees, and from and against all costs, attorney's fees, expenses and liabilities incurred reasonably therewith, including but not limited to the defense or pursuit of any claim or any action or proceeding involved therein; and in case any action or proceeding be brought against Lessor by reason of any such matter, Lessee upon notice from lessor shall defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor and Lessor shall cooperate with Lessee in such defense. Lessor need not have first paid any such claim in order to be so indemnified. Lessee, as a material part of the consideration to Lessor, hereby assumes all risk of damage to property of Lessee or injury to persons, in, upon or about the Office Building Project arising from any cause and Lessee hereby waives all claims in respect thereof against Lessor.

          8.8. Exemption of Lessor from Liability. Lessee hereby agrees that Lessor shall not be liable for injury to Lessee's business or any loss of income therefrom or for loss of or damage to the goods, wares, merchandise or other property of Lessee, Lessee's employees, invitees, customers, or any other person in or about the Premises or the Office Building Project, nor shall Lessor be liable for injury to the person of Lessee, Lessee's employees, agents or contractors, whether such damage or injury is caused by or results from theft, fire, steam, electricity, gas, water or rain, or from the breakage, leakage, obstruction or other defects of pipes, sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether said damage or injury results from conditions arising upon the Premises or upon other portions of the Office Building Project, or from other sources or places, or from new construction or the repair, alteration or improvement of any part of the Office Building Project, or of the equipment, fixtures or appurtenances applicable thereto, and regardless of whether the cause of such damage or injury or the means of repairing the same is inaccessible, Lessor shall not be liable for any damages arising from any act or neglect of any other lessee, occupant or user of the Office Building Project, nor from the failure of Lessor to enforce the provisions of any other lease of any other lessee of the Office Building Project.

     8.9. No Representation of Adequate Coverage. Lessor makes no representation that the limits or forms of coverage of insurance specified in this paragraph 8 are adequate to cover Lessee's property or obligations under this Lease.

 9.      Damage or Destruction.

          9.1.    Definitions.

     "Premises Damage" shall mean if the Premises are damaged or destroyed to any extent.

                   "Premises Building Partial Damage" shall mean if the Building of which the Premises are a part is damaged or destroyed to the extent that the cost to repair is less than fifty percent (50%) of the then Replacement Cost of the Building.

                   "Premises Building Total Destruction" shall mean if the Building of which the Premises are a part is damaged or destroyed to the extent that the cost to repair is fifty percent (50%) or more of the then Replacement Cost of the Building.

                   "Office Building Project Buildings" shall mean all of the buildings on the Office Building Project Site.

                   "Office Building Project Buildings Total Destruction" shall mean if the Office Building Project Buildings are damaged or destroyed to the extent that the cost of repair is fifty percent (50%) of the then Replacement Cost of the Office Building Project Buildings.

                   "Insured Loss" shall mean damage or destruction which was caused by an event required to be covered by the insurance described in paragraph 8. The fact that an Insured Loss has a deductible amount shall not make the loss an uninsured loss.

                   "Replacement Cost" shall mean the amount of money to be spent in order to repair or rebuild the damaged area to the condition that existed immediately prior to the damage occurring, excluding all improvements made by lessees, other than those installed by Lessor at Lessee's expense.

          9.2.    Premises Damage; Premises Building Partial Damage.

                   Insured Loss: Subject to the provisions of paragraphs 9.4 and 9.5, if at any time during the term of this Lease there is damage which is an Insured Loss and which falls into the classification of either Premises Damage or Premises Building Partial Damage, then Lessor shall, as soon as reasonably possible and to the extent the required materials and labor are readily available through usual commercial channels, at Lessor's expense, repair such damage (but not Lessee's fixtures, equipment or tenant improvements originally paid for by Lessee) to its condition existing at the time of the damage, and this Lease shall continue in full force and effect.

                   Uninsured Loss: Subject to the provisions of paragraphs 9.4 and 9.5, if at any time during the term of this lease there is damage which is not an Insured Loss and which falls within the classification of Premises Damage or Premises Building Partial Damage, unless caused by a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense), which damage prevents Lessee from making any substantial use of the Premises, Lessor may at Lessor's option either (i) repair such damage as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) give written notice to Lessee within thirty (30) days after the date of the occurrence of such damage of Lessor's intention to cancel and terminate this Lease as of the date of the occurrence of such damage, in which event this Lease shall terminate as of the date of the occurrence of such damage.

          9.3. Premises Building Total Destruction; Office Building Project Total Destruction. Subject to the provisions of paragraphs 9.4 and 9.5, if at any time during the term of this Lease there is damage, whether or not it is an Insured Loss, which falls into the classifications of either (i) Premises Building Total Destruction, or (ii) Office Building Project Total Destruction, then Lessor may at Lessor's option either (i) repair such damage or destruction as soon as reasonably possible at Lessor's expense (to the extent the required materials are readily available through usual commercial channels) to its condition existing at the time of the damage, but not Lessee's fixtures, equipment or tenant improvements, and this Lease shall continue in full force and effect, or (ii) give written notice to Lessee within thirty (30) days after the date of occurrence of such damage of Lessor's intention to cancel and terminate this Lease, in which case this Lease shall terminate as of the date of the occurrence of such damage.

          9.4.    Damage Near End of Term.

                   Subject to paragraph 9.4(b), if at any time during the last twelve (12) months of the term of this Lease there is substantial damage to the Premises, Lessor may at Lessor's option cancel and terminate this lease as of the date of occurrence of such damages by giving written notice to the Lessee of Lessor's election to do so within thirty (30) days after the date of occurrence of such damage.

                   Notwithstanding paragraph 9.4(a), in the event that Lessee has an option to extend or renew this Lease, and the time within which said option may be exercised has not yet expired, Lessee shall exercise such option, if it is to be exercised at all, no later than twenty (20) days after the occurrence of an Insured Loss falling within the classification of Premises Damage during the last twelve (12) months of the term of this Lease. If Lessee duly exercises such option during said twenty (20) day period, Lessor shall, at Lessor's expense, repair such damage, but not Lessee's fixtures, equipment or tenant improvements, as soon as reasonably possible and this Lease shall continue in full force and effect. If Lessee fails to exercise such option during said twenty (20) day period, then Lessor may at Lessor's option terminate and cancel this Lease as of the expiration of said twenty (20) day period by giving written notice to Lessee of Lessor's election to do so within ten (10) days after the expiration of said twenty (20) day period, notwithstanding any term or provision in the grant of option to the contrary.

          9.5.    Abatement of Rent; Lessee's Remedies.

                   In the event Lessor repairs or restores the Building or Premises pursuant to the provisions of this paragraph 9, and any part of the Premises are not usable (including loss of use due to loss of access or essential services), the rent payable hereunder (including Lessee's Share of Operating Expense Increase) for the period during which such damage, repair or restoration continues shall be abated, provided (1) the damage was not the result of negligence of Lessee, and (2) such abatement shall only be to the extent the operation and profitability of Lessee's business as operated from the Premises is adversely affected. Except for said abatement of rent, if any, Lessee shall have no claim against Lessor for any damage suffered by reason of any such damage, destruction, repair or restoration.

                   (a)If Lessor shall be obligated to repair or restore the Premises or the Building under the provisions of paragraph 9 and shall not commence such repair or restoration within ninety (90) days after such occurrence, or if Lessor shall not complete the restoration and repair within six (6) months after such occurrence, Lessee may at Lessee's option cancel and terminate this Lease by giving Lessor written notice of Lessee's election to do so at any time prior to the commencement or completion, respectively, of such repair or restoration. In such event this Lease shall terminate as of the date of such notice.

                   (b)Lessee agrees to cooperate with Lessor in connection with any such restoration and repair, including but not limited to the approval and/or execution of plans and specifications required.

          9.6. Termination - Advance Payments. Upon termination of this Lease pursuant to this paragraph 9, an equitable adjustment shall be made concerning advance rent and any advance payments made by Lessee to Lessor. Lessor shall, in addition, return to Lessee so much of Lessee's security deposit as has not theretofore been applied by Lessor.

     9.7. Waiver. Lessor and Lessee waive the provisions of any statute which relate to termination of leases when leased property is destroyed and agree that such event shall be governed by the terms of this Lease.

 10.     Real Property Taxes.

          10.1. Payment of Taxes. Lessor shall pay the real property tax, as defined in paragraph 10.3, applicable to the Office Building Project subject to reimbursement by Lessee of Lessee's Share of such taxes in accordance with the provisions of paragraph 4.2, except as otherwise provided in paragraph 10.2.

          10.2. Additional Improvements. Lessee shall not be responsible for paying any increase in real property tax as specified in the tax assessor's records and work sheets as being caused by additional improvements placed upon the Office Building Project by other lessees or by Lessor for the exclusive enjoyment of any other lessee. Lessee shall, however, pay to Lessor at the time that Operating Expenses are payable under paragraph 4.2[c] the entirety of any increase in real property tax if assessed solely by reason of additional improvements placed upon the Premises by Lessee or at Lessee's request.

          10.3.  Definition  of "Real  Property  Tax." As used herein,  the term
"real property tax" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes) imposed on the Office Building Project or any portion thereof by any authority having the direct or indirect power to tax, including any city, county, state or federal government, or any school, agricultural, sanitary, fire, street, drainage or other improvement district thereof, as against any legal or equitable interest of Lessor in the Office Building Project or in any portion thereof, as against Lessor's right to rent or other income therefrom, and as against Lessor's business of leasing the Office Building Project. The term "real property tax" shall also include any tax, fee, levy, assessment or charge (i) in substitution of, partially or totally, any tax, fee, levy, assessment or charge hereinabove included within the definition of "real property tax," or (ii) the nature of which was hereinbefore included within the definition of "real property tax," or (iii) which is imposed for a service or right not charged prior to June 1, 1978, or, if previously charged, has been increased since June 1, 1978, or (iv) which is imposed as a result of a change in ownership, as defined by applicable local statutes for property tax purposes, of the Office Building Project or which is added to a tax or charge hereinbefore included within the definition of real property tax by reason of such change of ownership, or (v) which is imposed by reason of this transaction, any modifications or changes hereto, or any transfers hereof.

          10.4. Joint Assessment. If the improvements or property, the taxes for which are to be paid separately by Lessee under paragraph 10.2 or 10.5 are not separately assessed, Lessee's portion of that tax shall be equitably determined by Lessor from the respective valuations assigned in the assessor's work sheets or such other information (which may include the cost of construction) as may be reasonably available. Lessor's reasonable determination thereof, in good faith, shall be conclusive.

          10.5.    Personal Property Taxes.

                   Lessee shall pay prior to delinquency all taxes assessed against and levied upon trade fixtures, furnishings, equipment and all other personal property of Lessee contained in the Premises or elsewhere.

                   If any of Lessee's said personal property shall be assessed with Lessor's real property, Lessee shall pay to Lessor the taxes attributable to Lessee within ten (10) days after receipt of a written statement setting forth the taxes applicable to Lessee's property.

 11.     Utilities.

          11.1. Service Provided by Lessor. Lessor shall provide heating, ventilation, air conditioning, and janitorial services as reasonably required, reasonable amounts of electricity for normal lighting and office machines, water for reasonable and normal drinking and lavatory use, and replacement light bulbs and/or fluorescent tubes and ballast for standard overhead fixtures. Janitorial service two (2) times weekly until added occupancy or second year begins, whichever occurs first at which time janitorial service would then be five (5) days per week.

          11.2. Services Exclusive to Lessee. Lessee shall pay for all water, gas, heat, light, power, telephone and other utilities and services specially or exclusively supplied and/or metered exclusively to the Premises or to Lessee, together with any taxes thereon. If any such services are not separately metered to the Premises, Lessee shall pay at lessor's option, either Lessee's share of a reasonable proportion to be determined by lessor of all charges jointly metered with other premises in the Building.

          11.3. Hours of Service. Said services and utilities shall be provided during generally accepted business days and hours or such other days or hours as may hereafter be set forth. Utilities and services required at other times shall be subject to advance request and reimbursement by Lessee to Lessor of the cost thereof.

          11.4. Excess Usage by Lessee. Lessee shall not make connection to the utilities except by or through existing outlets and shall not install or use machinery or equipment in or about the Premises that uses excess water, lighting or power, or suffer or permit any act that causes extra burden upon the utilities or services, including but not limited to security services, over standard office usage for the Office Building Project. Lessor shall require Lessee to reimburse Lessor for any excess expenses or costs that may arise out of a breach of this subparagraph by Lessee. Lessor may, in its sole discretion, install at Lessee's expense supplemental equipment and/or separate metering applicable to Lessee's excess usage or loading.

          11.5. Interruptions. There shall be no abatement of rent and Lessor shall not be liable in any respect whatsoever for the inadequacy, stoppage, interruption or discontinuance of any utility or service due to riot, strike, labor dispute, breakdown, accident, repair or other cause beyond Lessor's reasonable control or in cooperation with governmental request or directions.

 12.     Assignment and Subletting.

     12.1. Lessor's Consent Required. Lessee shall not voluntarily or by operation of law assign, transfer, mortgage, sublet, or otherwise transfer or encumber all or any part of Lessee's interest in the Lease or in the Premises, without Lessor's prior written consent, which Lessor shall not unreasonably withhold. Lessor shall respond to Lessee's request for consent hereunder in a timely manner and any attempted assignment, transfer, mortgage, encumbrance or subletting without such consent shall be void, and shall constitute a material default and breach of this Lease without the need for notice to Lessee under paragraph 13.1. "Transfer" within the meaning of this paragraph 12 shall include the transfer or transfers aggregating: (a) if Lessee is a corporation, more than twenty-five percent (25%) of the voting stock of such corporation, or (b) if Lessee is a partnership, more than twenty-five percent (25%) of the profit and loss participation in such partnership.

          12.2.  Lessee Affiliate.  Notwithstanding  the provisions of paragraph
12.1 hereof, Lessee may assign or sublet the Premises, or any portion thereof, without Lessor's consent, to any corporation which controls, is controlled by or is under common control with Lessee, or to any corporation resulting from the merger or consolidation with Lessee, or to any person or entity which acquires all the assets of Lessee as a going concern of the business that is being conducted on the Premises, all of which are referred to as :Lessee Affiliate"; provided that before such assignment shall be effective, (a) said assignee shall assume, in full, the obligations of Lessee under this Lease and (b) Lessor shall be given written notice of such assignment and assumption. Any such assignment shall not, in any way, affect or limit the liability of Lessee under the terms of this Lease even if after such assignment or subletting the terms of this Lease are materially changed or altered without the consent of Lessee, the consent of whom shall not be necessary.

          12.3.    Terms and Conditions Applicable to Assignment and Subletting.

                   Regardless of Lessor's consent, no assignment or subletting shall release Lessee of Lessee's obligations hereunder or alter the primary liability of Lessee to pay the rent and other sums due Lessor hereunder including Lessee's Share of Operating Expense Increase, and to perform all other obligations to be performed by Lessee hereunder.

                   Lessor may accept rent from any person other than Lessee pending approval or disapproval of such assignment.

                   Neither a delay in the approval or disapproval of such assignment or subletting, nor the acceptance of rent, shall constitute a waiver or estoppel of Lessor's right to exercise its remedies for the breach of any of the terms or conditions of this paragraph 12 or this Lease.

                   If Lessee's obligations under this Lease have been guaranteed by third parties, then an assignment or sublease, and Lessor's consent thereto, shall not be effective unless said guarantors give their written consent to such sublease and the terms thereof.

                   The consent by Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsequent or successive assignment or subletting by the sublessee. However, Lessor may consent to subsequent sublettings and assignments of the sublease or any amendments or modifications thereof without notifying Lessee or anyone else liable on the Lease or sublease and without obtaining their consent and such action shall not relieve such persons from liability under this Lease or said sublease; however, such persons shall not be responsible to the extent any such amendment or modification enlarges or increases the obligations of the Lessee or sublessee under this Lease or such sublease.

                   In the event of any default under this Lease, Lessor may proceed directly against Lessee, any guarantors or any one else responsible for the performance of this Lease, including the sublessee, without first exhausting Lessor's remedies against any other person or entity responsible therefor to Lessor, or any security held by Lessor or Lessee.

                   Lessor's written consent to any assignment or subletting of the Premises by Lessee shall not constitute an acknowledgment that no default then exists under this Lease of the obligations to be performed by Lessee nor shall such consent be deemed a waiver of any then existing default, except as may be otherwise stated by Lessor at the time.

                   The discovery of the fact that any financial statement relied upon by Lessor in giving its consent to an assignment or subletting was materially false shall, at Lessor's election, render Lessor's said consent null and void.

          12.4. Additional Terms and Conditions Applicable to Subletting. Regardless of Lessor's consent, the following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein.

                   Lessee hereby assigns and transfers to Lessor all of Lessee's interest in all rentals and income arising from any sublease heretofore or hereafter made by Lessee, and Lessor may collect such rent and income and apply same toward Lessee's obligations under this Lease; provided, however, that until a default shall occur in the performance of Lessee's obligations under this Lease, Lessee may receive, collect and enjoy the rents accruing under such sublease. Lessor shall not, by reason of this or any other assignment of such sublease to Lessor nor by reason of the collection of the rents from a sublease, be deemed liable to the sublessee for any failure of Lessees to perform and comply with any of Lessee's obligations to such sublessee under such sublease. Lessee hereby irrevocably authorizes and directs any such sublessee, upon receipt of a written notice from Lessor stating that a default exists in the performance of Lessee's obligations under this Lease, to pay to Lessor the rents due and to become due under the sublease. Lessee agrees that such sublessee shall have the right to rely upon any such statement and request from Lessor, and that such sublessee shall pay such rents to Lessor without any obligation or right to inquire as to whether such default exists and notwithstanding any notice from or claim from Lessee to the contrary. Lessee shall have no right or claim against said sublessee or Lessor for any such rents so paid by said sublessee to Lessor.

In the event Lessee subleases said Premises at a base rent that is higher than Lessee's current Base Rent, all profits shall be split 50/50 between Lessor and Lessee. Lessee has the right to sublet any time during the course of this Lease.

     No sublease entered into by the Lessee shall be effective unless and until it has been approved in writing by Lessor. In entering into any sublease, Lessee shall use only such form of sublease as is satisfactory to Lessor, and once approved by lessor, such sublease shall not be changed or modified without Lessor's prior written consent. Any sublease shall, by reason of entering into a sublease under this Lease, be deemed, for the benefit of Lessor, to have assumed and agreed to conform and comply with each and every obligation herein to be performed by Lessee other than such obligations as are contrary to or inconsistent with provisions contained in a sublease to which Lessor has expressly consented in writing.

             In the event Lessee shall default in the performance of its obligations under this Lease, Lessor at its option and without any obligation to do so, may require any sublessee to attorn to Lessor, in which event Lessor shall undertake the obligations of Lessee under such sublease from the time of the exercise of said option to the termination of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sublessee to Lessee or for any other prior defaults of Lessee under such sublease.

             No sublease shall further assign or sublet all or any part of the Premises without Lessor's prior written consent.

             With respect to any subletting to which Lessor has consented, Lessor agrees to delivery a copy of any notice of default by Lessee to the sublessee. Such sublessee shall have the right to cure a default of Lessee within three (3) days after service of said notice of default upon such sublessee, and the sublessee shall have a right of reimbursement and offset from and against Lessee for any such defaults cured by the sublessee.

        12.5. Lessor's Expenses. In the event Lessee shall assign or sublet the Premises or request the consent of Lessor to any assignment or subletting or if Lessee shall request the consent of Lessor for any act Lessee proposes to do then Lessee shall pay Lessor's reasonable costs and expenses incurred in connection therewith, including attorneys', architects', engineers' or other consultants' fees.

           12.6. Conditions to Consent. Lessor reserves the right to condition any approval to assign or sublet upon Lessor's determination that (a) the proposed assignee or sublessee shall conduct a business on the Premises of a quality substantially equal to that of Lessee and consistent with the general character of the other occupants of the Office Building Project and not in violation of any exclusives or rights then held by other tenants, and (b) the proposed assignee or sublessee be at least as financially responsible as Lessee was expected to be at the time of the execution of this Lease or of such assignment or subletting, whichever is greater.

13.       Default; Remedies.

     13.1. Default. The occurrence of any one or more of the following events shall constitute a material default of this Lease by Lessee:

                   The vacation or abandonment of the Premises by Lessee. Vacation of the Premises shall include the failure to occupy the Premises for a continuous period of sixty (60) days or more, whether or not the rent is paid.

                   The breach by Lessee of any of the covenants, conditions or provisions of paragraphs 7.3(a), (b) or (d) (alterations), 12.1 (assignment or subletting), 13.1(a) (vacation or abandonment), 13.1(e) (insolvency), 13.1(f) (false statement), 16(a) (estoppel certificate), 30(b) (subordination), 33 (auctions), or 41.1 (easements), all of which are hereby deemed to be material, non-curable defaults without the necessity of any notice by Lessor to Lessee thereof.

                   The failure by Lessee to make any payment of rent or any other payment required to be made by Lessee hereunder, as and when due, where such failure shall continue for a period of three (3) days after written notice thereof from Lessor to Lessee. In the event that Lessor serves Lessee with a Notice to Pay Rent or Quit pursuant to applicable Unlawful Detainer statues such Notice to Pay Rent of Quit shall also constitute the notice required by this subparagraph.

                   The failure by Lessee to observe or perform any of the covenants, conditions or provisions of this Lease to be observed or performed by Lessee other than those referenced in subparagraphs [b] and [c], above, where such failure shall continue for a period of thirty (30) days after written notice thereof from Lessor to Lessee; provided, however, that if the nature of Lessee's noncompliance is such that more than thirty (30) days are reasonably required for its cure, then Lessee shall not be deemed to be in default if Lessee commenced such cure within said thirty (30) day period and thereafter diligently pursues such cure to completion. To the extent permitted by law, such thirty (30) day notice shall constitute the sole and exclusive notice required to be given to Lessee under applicable Unlawful Detainer statutes.

                   (i) The making by Lessee of any general arrangement or general assignment for the benefit of creditors; (ii) Lessee becoming a "debtor" as defined in 11 U.S.C. [delta]101 or any successor stature thereto (unless, in the case of a petition filed against Lessee, the same is dismissed within sixty
(60) days; (iii) the appointment of a trustee or receiver to take possession of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where possession is not restored to Lessee within thirty
(30) days; or (iv) the attachment, execution or other judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within thirty (30) days. In the event that any provision of this paragraph 13.1(e) is contrary to any applicable law, such provision shall be of no force or effect.

                   The discovery by Lessor that any financial statement given to Lessor by Lessee, or its successor in interest or by any guarantor of Lessee's obligation hereunder, was materially false.

          13.2. Remedies. In the event of any material default or breach of this Lease by Lessee, Lessor may at any time thereafter, with or without notice or demand and without limiting Lessor in the exercise of any right or remedy which Lessor may have by reason of such default:

                   Terminate Lessee's right to possession of the Premises by any lawful means, in which case this Lease and the term hereof shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from Lessee all damages incurred by Lessor by reason of Lessee's default including, but not limited to, the cost of recovering possession of the Premises; expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees, and any real estate commission actually paid; the worth at the time of award by the court having jurisdiction thereof of the amount by which the unpaid rent for the balance of the term after the time of such award exceed the amount of such rental loss for the same period that Lessee proves could be reasonably avoided; that portion of the leasing commission paid by Lessor pursuant to paragraph 15 applicable to the unexpired term of this Lease.

                   Maintain Lessee's right to possession in which case this Lease shall continue in effect whether or not Lessee shall have vacated or abandoned the Premises. In such event Lessor shall be entitled to enforce all of Lessor's rights and remedies under this Lease, including the right to recover the rent as it becomes due hereunder.

                   Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the state wherein the Premises are located. Unpaid installments of rent and other unpaid monetary obligations of Lessee under the terms of this Lease shall bear interest from the date due at the maximum rate then allowable by law.

          13.3. Default by Lessor. Lessor shall not be in default unless Lessor fails to perform obligations required of Lessor within a reasonable time, but in no event later than thirty (30) days after written notice by Lessee to Lessor and to the holder of any first mortgage or deed of trust covering the Premises whose name and address shall have theretofore been furnished to Lessee in writing, specifying wherein Lessor has failed to perform such obligation; provided, however, that if the nature of Lessor's obligation is such that more than thirty (30) days are required for performance then Lessor shall not be in default if Lessor commences performance within such 30-day period and thereafter diligently pursues the same to completion.

          13.4. Late Charges. Lessee hereby acknowledges that late payment by Lessee to Lessor of Base Rent, Lessee's Share of Operating Expense Increase or other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed on Lessor by the terms of any mortgage or trust deed covering the Office Building Project. Accordingly, if any installment of Base Rent, Operating Expense Increase, or any other sum due from Lessee shall not be received by Lessor or Lessor's designee within ten (10) days after such amount shall be due, then, without any requirement for notice to Lessee, Lessee shall pay to Lessor a late charge equal to 6% of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of late payment by Lessee. Acceptance of such late charge by Lessor in no even constitute a waiver of Lessee's default with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder.

14. Condemnation. If the Premises or any portion thereof or the Office Building Project are taken under the power of eminent domain, or sold under the threat of the exercise of said power (all of which are herein called "condemnation"), this Lease shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs; provided that if so much of the Premises or the Office Building Project are taken by such condemnation as would substantially and adversely affect the operation and profitability of Lessee's business conducted from the Premises, Lessee shall have the option, to be exercised only in writing within thirty (30) days after Lessor shall have given Lessee written notice of such taking (or in the absence of such notice, within thirty (30) days after the condemning authority shall have taken possession), to terminate this Lease as of the date the condemning authority takes such possession. If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that the rent and Lessee's Share of Operating Expense Increase shall be reduced in the proportion that the floor area of the Premises taken bears to the total floor area of the Premises. Common Areas taken shall be excluded from the Common Areas usable by Lessee and no reduction of rent shall occur with respect thereto or by reason thereof. Lessor shall have the option in its sole discretion to terminate this Lease as of the taking of possession by the condemning authority, by giving written notice to Lessee of such election within thirty (30) days after receipt of notice of a taking by condemnation of any part of the Premises or the Office Building Project. Any award for the taking of all or any part of the Premises or the Office Building Project under the power of eminent domain or any payment made under threat of the exercise of such power shall be the property of Lessor, whether such award shall be made as compensation for diminution in value of the leasehold or for the taking of the fee, or as severance damages; provided, however, that Lessee shall be entitled to any separate award for loss of or damage to Lessee's trade fixtures, removable personal property and unamortized tenant improvements that have been paid for by Lessee. For that purpose the cost of such improvements shall be amortized over the original term of this Lease excluding any options. In the event that this Lease is not terminated by reason of such condemnation, Lessor shall to the extent of severance damages received by Lessor in connection with such condemnation, repair any damage to the Premises cause by such condemnation except to the extent that lessee has been reimbursed therefor by the condemning authority. Lessee shall pay any amount in excess of such severance damages required to complete such repair.

15.       Broker's Fee.

                   The brokers involved in this transaction are Voit Commercial Brokerage as "listing broker" and GAM Properties, Inc. as "cooperating broker," licensed real estate broker(s). A "cooperating broker" is defined as any broker other than the listing broker entitled to a share of any commission arising under this Lease. Upon execution of this Lease by both parties, Lessor shall pay to said broker(s) jointly, or in such separate shares as they may mutually designate in writing, a fee as set forth in a separate agreement between Lessor and said broker(s), or in the event there is no separate agreement between Lessor and said broker(s), the sum of per commission schedule, for brokerage services rendered by said broker(s) to Lessor in this transaction.

                   Lessor further agrees that (i) if Lessee exercises any Option, as defined in paragraph 39.1 of this Lease, which is granted to Lessee under this Lease, or any subsequently granted option which is substantially similar to an Option granted to Lessee under this Lease, or (ii) if Lessee acquires any rights to the Premises or other premises described in this Lease which are substantially similar to what Lessee would have acquired had an Option herein granted to Lessee been exercised, or (iii) if said broker(s) are the procuring cause of any other lease or sale entered into between the parties pertaining to the Premises and/or any adjacent property in which Lessor has an interest, or (v) if the Base Rent is increased, whether by agreement or operation of an escalation clause contained herein, then as to any of said transactions or rent increases, Lessor shall pay said broker(s) a fee in accordance with the schedule of said broker(s) in effect at the time of execution of this Lease. Said fee shall be paid at the time such increased rental is determined.

                   Lessor agrees to pay said fee not only on behalf of Lessor but also on behalf of any person, corporation, association, or other entity having an ownership interest in said real property or any part thereof, when such fee is due hereunder. Any transferee of Lessor's interest in this Lease, whether such transfer is by agreement or by operation of law, shall be deemed to have assumed Lessor's obligation under this paragraph 15. Each listing and cooperating broker shall be a third party beneficiary of the provisions of this paragraph 15 to the extent of their interest in any commission arising under this Lease and may enforce that right directly against Lessor; provided, however, that all brokers having a right to any part of such total commission shall be a necessary party to any suit with respect thereto.

                   Lessee and Lessor each represent and warrant to the other that neither has had any dealings with any person, firm, broker or finder (other than the person(s), if any, whose names are set forth in paragraph 15(a), above) in connection with the negotiation of this Lease and/or the consummation of the transaction contemplated hereby, and no other broker or other person, firm or entity is entitled to any commission or finder's fee in connection with said transaction and Lessee and Lessor do each hereby indemnify and hold the other harmless from and against any costs, expenses, attorneys' fees or liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying party.

16.       Estoppel Certificate.

                   Each party (as "responding party") shall at any time upon not less than ten (10) days prior written notice from the other party ("requesting party") execute, acknowledge and deliver to the requesting party a statement in writing (i) certifying that this Lease is unmodified and in full force and effect (or, if modified, stating the nature of such modification and certifying that this Lease, as so modified, is in full force and effect) and the date to which the rent and other charges are paid in advance, if any, and (ii) acknowledging that there are not, to the responding party's knowledge, any uncured defaults on the part of the requesting party, or specifying such defaults if any are claimed. Any such statement may be conclusively relied upon by any prospective purchaser or encumbrancer of the Office Building Project or of the business of Lessee.

                   At the requesting party's option, the failure to deliver such statement within such time shall be a material default of this Lease by the party who is to respond, without any further notice to such party, or it shall be conclusive upon such party that (i) this Lease is in full force and effect, without modification except as may be represented by the requesting party, (ii) there are no uncured defaults in the requesting party's performance, and (iii) if Lessor is the requesting party, not more than one month's rent has been paid in advance.

                   If Lessor desires to finance, refinance, or sell the Office Building Project, or any part thereof, Lessee hereby agrees to deliver to any lender or purchaser designated by Lessor such financial statements of Lessee as may be reasonably required by such lender or purchaser. Such statements shall include the past three (3) years' financial statements of Lessee. All such financial statements shall be received by Lessor and such lender or purchaser in confidence and shall be sued only for the purposes herein set forth.

17. Lessor's Liability. The term "Lessor" as used herein shall mean only the owner or owners, at the time in question, of the fee title or a lessee's interest in a ground lease of the Office Building Project, and except as expressly provided in paragraph 15, in the event of any transfer of such title or interest, Lessor herein named (and in case of any subsequent transfers then the grantor) shall be relieved from and after the date of such transfer of all liability as respects Lessor's obligations thereafter to be performed, provided that any funds in the hands of Lessor or the ten grantor at the time of such transfer, in which Lessee has an interest, shall be delivered to grantee. The obligations contained in this Lease to be performed by Lessor shall, subject as aforesaid, be binding on Lessor's successors and assigns, only during their respective periods of ownership.

18. Severability. The invalidity of any provision of this Lease as determined by a court of competent jurisdiction shall in no way affect the validity of any other provision hereof.

19. Interest on Past-Due Obligations. Except as expressly herein provided, any amount due to Lessor not paid when due shall bear interest at the maximum rate then allowable by law or judgments from the date due. Payment of such interest shall not excuse or cure any default by Lessee under this Lease; provided, however, that interest shall not be payable on late charges incurred by Lessee nor on any amounts upon which late charges are paid by Lessee.

20. Time of Essence. Time is of the essence with respect to the obligations to be performed under this Lease.

21. Additional Rent. All monetary obligations of Lessee to Lessor under the terms of this lease, including but not limited to Lessee's Share of Operating Expense Increase and any other expenses payable by Lessee hereunder shall be deemed to be rent.

22. Incorporation of Prior Agreements; Amendments. This Lease contains all agreements of the parties with respect to any matter mentioned herein. No prior or contemporaneous agreement or understanding pertaining to any such matter shall be effective. This Lease may be modified in writing only, signed by the parties in interest at the time of the modification. Except as otherwise stated in this Lease, Lessee hereby acknowledges that neither the real estate broker listed in paragraph 15 hereof nor any cooperating broker on this transaction nor the Lessor or any employee or agents of any of said persons has made any oral or written warranties or representations to Lessee relative to the condition or use by Lessee of the Premises or the Office Building Project and Lessee acknowledges that Lessee assumes all responsibility regarding the Occupational Safety Health Act, the legal use and adaptability or the Premises and the compliance thereof with all applicable laws and regulations in effect during the term of this Lease.

23. Notices. Any notice required or permitted to be given hereunder shall be in writing and may be given by personal delivery or by certified or registered mail, and shall be deemed sufficiently given if delivered or addressed to Lessee or to Lessor at the address noted below or adjacent to the signature of the respective parties, as the case may be. Mailed notices shall be deemed given upon actual receipt at the address required, or forty-eight hours following deposit in the mail, postage prepaid, whichever first occurs. Either party may by notice to the other specify a different address for notice purposes except that upon Lessee's taking possession of the Premises, the Premises shall constitute Lessee's address for notice purposes. A copy of all notices required or permitted to be given to Lessor hereunder shall be concurrently transmitted to such party or parties at such addresses as Lessor may from time to time hereafter designate by notice to Lessee.

24. Waivers. No waiver by Lessor of any provision hereof shall be deemed a waiver of any other provision hereof or of any subsequent breach by Lessee of the same or any other provision. Lessor's consent to, or approval of, any act shall not be deemed to render unnecessary the obtaining of Lessor's consent or approval of any subsequent act by Lessee. The acceptance of rent hereunder by Lessor shall not be a waiver of any preceding breach by Lessee of any provision hereof, other than the failure of Lessee to pay the particular rent so accepted, regardless of Lessor's knowledge of such preceding breach at the time of acceptance of such rent.

25. Recording. Either Lessor or Lessee shall, upon request of the other, execute, acknowledge and deliver to the other a "short form" memorandum of this Lease for recording purposes.

26. Holding Over. If Lessee, with Lessor's consent, remains in possession of the Premises or any part thereof after the expiration of the term hereof, such occupancy shall be a tenancy from month to month upon all the provisions of this lease pertaining to the obligations of Lessee, except that the rent payable shall be two hundred percent (200%) of the rent payable immediately preceding the termination date of this Lease, and all Options, if any, granted under the terms of this lease shall be deemed terminated and be of no further effect during said month to month tenancy.

27. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

28. Covenants and Conditions. Each provision of this Lease performable by Lessee shall be deemed both a covenant and a condition.

29. Binding Effect; Choice of Law. Subject to any provisions hereof restricting assignment or subletting by Lessee and subject to the provisions of paragraph 17, this Lease shall bind the parties, their personal representatives, successors and assigns. This Lease shall be governed by the laws of the State where the Office Building Project is located and any litigation concerning this Lease between the parties hereto shall be initiated in the county in which the Office Building Project is located.

30.       Subordination.

                   This Lease,  and any Option or right of first refusal granted hereby, at Lessor's option, shall be subordinate to any ground lease, mortgage, deed of trust, or any other hypothecation or security now or hereafter placed upon the Office Building Project and to any and all advances made on the security thereof and to all renewals, modifications, consolidations, replacements and extensions thereof. Notwithstanding such subordination, Lessee's right to quiet possession of the Premises shall not be disturbed if Lessee is not in default and so long as lessee shall pay the rent and observe and perform all of the provisions of this Lease, unless this Lease is otherwise terminated pursuant to its terms. If any mortgagee, trustee or ground lessor shall elect to have this lease and any Options granted hereby prior to the lien of its mortgage, deed of trust or ground lease, and shall give written notice thereof to Lessee, this Lease and such Options shall be deemed prior to such mortgage, deed of trust or ground lease, whether this Lease or such Options are dated prior or subsequent to the date of said mortgage, deed of trust or ground lease or the date of recording thereof.

                   Lessee agrees to execute any documents required to effectuate an attornment, a subordination, or to make this Lease or any Option granted herein prior to the lien of any mortgage, deed of trust or ground lease, as the case may be. Lessee's failure to execute such documents within ten (10) days after written demand shall constitute a material default by Lessee hereunder without further notice to Lessee or, at Lessor's option, Lessor shall execute such documents on behalf of Lessee as Lessee's attorney-in-fact. Lessee does
hereby   make,   constitute   and   irrevocably   appoint   Lessor  as  Lessee's
attorney-in-fact and in Lessee's name, place and stead, to execute such documents in accordance with this paragraph 30(b).




31.       Attorneys' Fees.

          31.1. If either party or the broker(s) named herein bring an action to enforce the terms hereof or declare rights hereunder, the prevailing party in any such action, trial or appeal thereon, shall be entitled to his reasonable attorneys' fees to be paid by the losing party as fixed by the court in the same or a separate suit, and whether or not such action is pursued to decision or judgment. The provisions of this paragraph shall inure to the benefit of the broker named herein who seeks to enforce a right hereunder.

          31.2. The attorneys' fee award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorneys' fees reasonably incurred in good faith.

          31.3. Lessor shall be entitled to reasonable attorneys' fees and all other costs and expenses incurred in the preparation and service of notice of default and consultations in connection therewith, whether or not a legal transaction is subsequently commenced in connection with such default.

32.       Lessor's Access.

          32.1. Lessor and Lessors' agents shall have the right to enter the Premises at reasonable times for the purpose of inspecting the same, performing any services required of Lessor, showing the same to prospective purchasers, lenders, or lessees, taking such safety measures, erecting such scaffolding or other necessary structures, making such alterations, repairs, improvements or additions to the Premises or to the Office Building Project as Lessor may reasonably deem necessary or desirable and the erecting, using and maintaining of facilities, services, pipes and conduits through the Premises and/or other premises as long as there is no material adverse effect to Lessee's use of the Premises. Lessor may at any time place on or about the Premises or the Building any ordinary "For Sale" signs and Lessor may at any time during the last 120 days of the term hereof place on or about the Premises any ordinary "For Lease" signs.

          32.2. All activities of Lessor pursuant to this paragraph shall be without abatement of rent, nor shall Lessor have any liability to Lessee for the same.

          32.3. Lessor shall have the right to retain keys to the Premises and to unlock all doors in or upon the Premises other than to files, vaults and safes, and in the case of emergency to enter the Premises by any reasonably appropriate means, and any such entry shall not be deemed a forcible or unlawful entry or detainer of the Premises or an eviction. Lessee waives any charges for damages or injuries or interference with Lessee's property or business in connection therewith.

33. Auctions. Lessee shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises or the Common Areas without first having obtained Lessor's prior written consent. Notwithstanding anything to the contrary in this lease, Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent. The holding of any auction on the Premises or Common Areas in violation of this paragraph shall constitute a material default of this Lease.

34. Signs. Lessee shall not place any sign upon the Premises of the Office Building Project without Lessor's prior written consent. Under no circumstances shall Lessee place a sign on any roof of the Office Building Project.

35. Merger. The voluntary or other surrender of this Lease by Lessee, or a mutual cancellation thereof, or a termination by Lessor, shall not work a merger, and shall, at the option of Lessor, terminate all or any existing subtenancies or may, at the option of Lessor, operate as an assignment to Lessor of any or all of such subtenancies.

36. Consents. Except for paragraphs 33 (auctions) and 34 (signs) hereof, wherever in the Lease the consent of one party is required to an act of the other party such consent shall not be unreasonably withheld or delayed.

37. Guarantor. In the event that there is a guarantor of this Lease, said guarantor shall have the same obligations as Lessee under this Lease.

38. Quiet Possession. Upon Lessee paying the rent for the Premises and observing and performing all of the covenants, conditions and provisions on Lessee's part to be observed and performed hereunder, Lessee shall have quiet possession of the Premises for the entire term hereof subject to all of the provisions of this Lease. The individuals executing this Lease on behalf of Lessor represent and warrant to Lessee that they are fully authorized and legally capable of executing this Lease on behalf of Lessor and that such execution is binding upon all parties holding an ownership interest in the Office Building Project.

39.       Options.

          39.1. Definition. As used in this paragraph the word "Option" has the following meaning: (1) the right or option to extend the term of this Lease or to renew this lease or to extend or renew any lease that Lessee has on other property of Lessor; (2) the option of right of first refusal to lease the Premises or the right of first offer to lease the Premises or the right of first refusal to lease other space within the Office Building Project or other property of Lessor or the right of first offer to lease other space within the office Building Project or other property of Lessor; (3) the right or option to purchase the Premises or the Office Building Project, or the right or option to purchase other property of Lessor, or the right of first refusal to purchase other property of Lessor or the right of first offer to purchase other property of Lessor.

          39.2. Options Personal. Each Option granted to Lessee in this Lease is personal to the original Lessee and may be exercised only by the original Lessee while occupying the Premises who does so without the intent of thereafter assigning this Lease or subletting the Premises or any portion thereof, and may not be exercised or be assigned, voluntarily or involuntarily, by or to any person or entity other than Lessee; provided, however, that an Option may be exercised by or assigned to any Lessee Affiliate as defined in paragraph 12.2 of this Lease. The Options, if any, herein granted to Lessee are not assignable separate and apart from this Lease, nor may any Option be separated from this lease in any manner, either by reservation or otherwise.

39.3. Multiple Options. In the event that Lessee has any multiple options to extend or renew this Lease as later option cannot be exercised unless the prior option to extend or renew this Lease has been so exercised.

          39.4.    Effect of Default on Options.

                   Lessee shall have no right to exercise an Option, notwithstanding any provision in the grant of Option to the contrary, (i) during the time commencing from the date Lessor gives to Lessee a notice of default pursuant to paragraph 13.1[c] or 13.1(d) and continuing until the noncompliance alleged in said notice of default is cured, or (ii) during the period of time commencing on the day after a monetary obligation to Lessor is due from Lessee and unpaid (without any necessity for notice thereof to Lessee) and continuing until the obligation is paid, or (iii) in the event that Lessor has given to Lessee three or more notices of default under paragraph 13.1[c], or paragraph 13.1(d), whether or not the defaults are cured, during the 12 month period of time immediately prior to the time that lessee attempts to exercise the subject Option, (iv) if Lessee has committed any non-curable breach, including without limitation those described in paragraph 13.1(b), or is otherwise in default of any of the terms, covenants or conditions of this Lease.

                   The period of time within which an Option may be exercised shall not be extended or enlarged by reason of Lessee's inability to exercise an Option because of the provisions of paragraph 39.4(a).

                   All rights of Lessee under the provisions of an Option shall terminate and be of no further force or effect, notwithstanding Lessee's due and timely exercise of the Option, if, after such exercise and during the term of this lease, (i) Lessee fails to pay to Lessor a monetary obligation of Lessee for a period of thirty (30) days after such obligation becomes due (without any necessity of Lessor to give notice thereof to Lessee), or (ii) Lessee fails to commence to cure a default specified in paragraph 13.1(d) within thirty (30) days after the date that Lessor gives notice to Lessee of such default and/or Lessee fails thereafter to diligently prosecute said cure to completion, or
(iii) Lessor gives to lessee three or more notices of default under paragraph 13.1[c], or paragraph 13.1(d), whether or not the defaults are cured, or (iv) if Lessee has committed any non-curable breach, including without limitation those described in paragraph 13.1(b), or is otherwise in default of any of the terms, covenants and conditions of this Lease.

40.       Security Measures - Lessor's Reservations.

          40.1. Lessee hereby acknowledges that Lessor shall have no obligation whatsoever to provide guard service or other security measures for the benefit of the Premises or the Office Building Project. Lessee assumes all responsibility for the protection of Lessee, its agents, and invitees and the property of Lessee and of Lessee's agents and invitees from acts of third parties. Noting herein contained shall prevent Lessor, at Lessor's sole option, from providing security protection for the Office Building Project or any part thereof, in which event the cost thereof shall be included within the definition of Operating Expenses, as set forth in paragraph 4.2(b).

          40.2.    Lessor shall have the following rights:

                   To change the name, address or title of the Office Building Project or building in which the Premises are located upon not less than 90 days prior written notice;

                   To,  at  Lessee's  expense,   provide  and  install  Building
standard graphics on the door of the Premises and such portions of the Common Areas as Lessor shall reasonably deem appropriate;

                   To permit any lessee the exclusive right to conduct any business as long as such exclusive does not conflict with any rights expressly given herein;

                   To place signs, notices or displays as Lessor reasonably deems necessary or advisable upon the roof, exterior of the buildings or the Office Building Project or on pole signs in the Common Areas.

          40.3.    Lessee shall not:

                   Use a representation (photographic or otherwise) of the Building or the Office Building Project or their name(s) in connection with Lessee's business;

                   Suffer or permit anyone, except in emergency, to go upon the roof of the Building.

41.       Easements.

          41.1. Lessor reserves to itself the right, from time to time, to grant such easements, rights and dedications that Lessor deems necessary or desirable, and to cause the recordation of Parcel Maps and restrictions, so long as such easements, rights, dedications, Maps and restrictions do not unreasonably interfere with the use of the Premises by Lessee. Lessee shall sign any of the aforementioned documents upon request of Lessor and failure to do so shall constitute a material default of this Lease by Lessee without the need for further notice to Lessee.

          41.2. The obstruction of Lessee's view, air, or light by any structure erected in the vicinity of the Building, whether by Lessor or third parties, shall in no way affect this Lease or impose any liability upon Lessor.

42. Performance Under Protest. If at any time a dispute shall arise as to any amount or sum of money to be paid by one party to the other under the provisions hereof, the party against whom the obligation to pay the money is asserted shall have the right to make payment "under protest" and such payment shall not be regarded as a voluntary payment, and there shall survive the right on the part of said party to institute suit for recovery of such sum. If it shall be adjudged that there was no legal obligation on the part of said party to pay such sum or any part thereof, said party shall be entitled to recover such sum or so much thereof as it was not legally required to pay under the provisions of this Lease.

43. Authority. If Lessee is a corporation, trust, or general or limited partnership, Lessee, and each individual executing this Lease on behalf of such entity represent and warrant that such individual is duly authorized to execute and deliver this Lease on behalf of said entity. If Lessee is a corporation, trust or partnership, Lessee shall, within thirty (30) days after execution of this Lease, deliver to Lessor evidence of such authority satisfactory to Lessor.

44. Conflict. Any conflict between the printed provisions, Exhibits or Addenda of this Lease and the typewritten or handwritten provisions, if any, shall be controlled by the typewritten or handwritten provisions.

45. No Offer. Preparation of this lease by Lessor or Lessor's agent and submission of same to lessee shall not be deemed an offer to Lessee to lease. This Lease shall become binding upon Lessor and Lessee only when fully executed by both parties.

46. Lender Modification. Lessee agrees to make such reasonable modifications to this lease as may be reasonably required by an institutional lender in connection with the obtaining of normal financing or refinancing of the Office Building Project.

47. Multiple Parties. If more than one person or entity is named as either Lessor or Lessee herein, except as otherwise expressly provided herein, the obligations of the Lessor or Lessee herein shall be the joint and several responsibility of all persons or entities named herein as such Lessor or Lessee, respectively.

48. Work Letter. This Lease is supplemented by that certain Work Letter of even date executed by Lessor and Lessee, attached hereto as Exhibit C, and incorporated herein by this reference.

49. Attachments. Attached hereto are the following documents which constitute a part of this Lease:
         Exhibit A - Floor Plan
         Exhibit B - Rules and Regulations

50. Rent.

         $4,686.00 + utilities per month (months 1-12) on 5,680 square feet

         $6,375.00 + utilities  per month  (months  13-24) on 7,500  square feet
         $6,630.00 + utilities per month (months 25-36) on 7,500 square feet Lessor will abate months 2 and the first two (2) weeks of month 13 is free of rent

51. Option. Lessee shall be granted three (3) individual three (3) year options at a rate equal to the previous year's rent, plus an eight percent (8%) increase per three (3) year term. Lessee shall be granted a first right of refusal to expand to an additional floor.

52. Early Termination. Lessee shall have the right to terminate this Lease with three (3) months advance written notice to Lessor no later than then end of the twenty-first (21st) month of the Lease term (minimum term of twenty-four (24) months). This is a one time right to cancel and Lessee agrees to pay a Twenty Thousand and no/100 Dollars ($20,000.00) cancellation fee.

53. Signage. Lessee shall have the signage on the upper level of the South, East, and West face of the Premises. Lessee shall also be given the top portion of any existing or future planned monument sign on Miramar Road, subject to the allowable footage and city specifications pursuant to said property. Signage shall be mutually agreed upon by Lessor and Lessee.

54. Lessor shall have the right to enter unused portion of space during the first 12 months of the lease term.

LESSOR AND LESSEE HAVE CAREFULLY READ AND REVIEWED THIS LEASE AND EACH TERM AND PROVISION CONTAINED HEREIN AND, BY EXECUTION OF THIS LEASE, SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE TIME THIS LEASE IS EXECUTED, THE TERMS OF THIS LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH RESPECT TO THE PREMISES.

         IF THIS LEASE HAS BEEN FILLED IN IT HAS BEEN PREPARED FOR SUBMISSION TO YOUR ATTORNEY FOR HIS APPROVAL. NO REPRESENTATION OR RECOMMENDATION IS MADE BY THE AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION OR BY THE REAL ESTATE BROKER OR ITS AGENTS OR EMPLOYEES AS TO THE LEGAL SUFFICIENCY, LEGAL EFFECT, OR TAX CONSEQUENCES OF THIS LEASE OR THE TRANSACTION RELATING THERETO; THE PARTIES SHALL RELY SOLELY UPON THE ADVICE OF THEIR OWN LEGAL COUNSEL AS TO THE LEGAL AND TAX CONSEQUENCES OF THIS LEASE.



LESSOR



[SIGNED]_________________________

By: Shih Ching Chiang, Owner

7256 Rock Canyon Drive
San Diego, CA 92126


LESSEE

GREENLAND CORPORATION



[SIGNED]_________________________

By: Eric W. Gaer, President

4180 La Jolla Village Drive, #315
La Jolla, CA 92037

                              STANDARD OFFICE LEASE
                                   FLOOR PLAN
                                    Exhibit A


[GRAPHIC OMITTED]



         Carpet throughout.

         Paint all walls except for lobby where mural exists (touch-up).

         Replace all wallpaper except in existing main hallway.

         Install electrical outlets, switches and phone jacks as diagrammed. Minor adjustments may be required per layout.

         It is agreed and understood that there may be some minor adjustments made by either the contractor and/or the Lessee as to the exact location of all new walls at time of installation. However, it is agreed that the above floor plan is generally acceptable to all parties.

                                   EXHIBIT 10n



               SETTLEMENT AGREEMENT AND RELEASE BETWEEN PLAINTIFF,
                                GREGORY C. MANOS
                                       AND
           DEFENDANTS, GREENLAND CORPORATION, A NEVADA CORPORATION AND
                          KEVIN G. SMITH, AN INDIVIDUAL



         WHEREAS, plaintiff, Gregory C. Manos (hereinafter "plaintiff") has filed a Complaint. (the "Action") which is pending before the Superior Court of the State of California for the County of San Diego against defendants GREENLAND CORPORATION, a Nevada Corporation, and KEVIN G. SMITH, and individual ("defendants").

         WHEREAS, plaintiff has alleged in his Compliant that defendant GREENLAND CORPORATION breached a contract, and both defendants committed fraudulent deceit and negligent misrepresentation in connection with plaintiff's right to receive common stock in defendant GREENLAND CORPORATION for services rendered in connection with a beverage product known as "Absolutely American"; and

         WHEREAS, the parties agree and acknowledge that on May 18, 1995, the parties executed a modification to the contract which is the subject of the Action. This modification gave plaintiff the right to 80,000 shares common stock in defendant GREENLAND CORPORATION, the resale of which is restricted pursuant to 17 C.F.R. [delta] 230.144, or "Rule 144" of the Federal Securities Act of 1933.

         WHEREAS, defendants, denying wrongdoing of any kind whatsoever, and without admitting liability, nevertheless have agreed to enter into this Settlement Agreement and Release ("Agreement") to avoid further expense, inconvenience and the distraction of burdensome and protracted litigation;

         NOW, THEREFORE, it is agreed by and between the undersigned that this Action be settled and compromised as between plaintiff and defendants and further:

            1. This Agreement and any proceedings taken hereunder shall not in any event be construed or be deemed to be a concession on the part of defendants of any fact, liability or wrongdoing whatsoever. Neither this Agreement nor any of its provisions, or evidence of any negotiations or proceedings leading to the settlement, shall be offered or received in this Action, or in any other action or proceeding, as an admission or concession of any fact, liability or wrongdoing of any nature on the part of defendants or anyone acting on their behalf.

            2. The parties hereto and their counsel agree to undertake their best efforts and mutually cooperate, including taking all steps and efforts contemplated by this Agreement and any other lawful steps and efforts which may become necessary by order of the Court or otherwise, to effectuate this Agreement and the settlement set forth herein. As soon as practicable after execution of this Agreement, plaintiff will take all necessary steps to secure a dismissal of this Action, with prejudice, as to all defendants.

 3. In full and complete settlement of all claims which have been, might have been, are nor or could be asserted in this Action by plaintiff against defendants, and subject to the remaining provisions hereof, defendants shall"

                  a. Within three (3) days of the execution of this Agreement deliver to plaintiff's attorneys a cashier's check in the amount of six thousand five hundred dollars ($6,500) and payable to "Kendrick Bonas Hancock & Nutley, Client Trust Account."

                    b. Within three (3) days of the execution of this  Agreement deliver to
plaintiff's attorneys certificates representing 80,000 shares common stock in defendant GREENLAND CORPORATION, the resale of which is restricted pursuant to 17 C.F.R. [delta] 230.144, or "Rule 144" of the Federal Securities Act of 1933.

                  c. On or before May 17th, 1997 provide all legal requirement to effectuate the removal of the restrictive legends appearing on the certificates referenced in part (b), above, including the provision of, but not necessarily limited to:

                         (1)  An  attorney   opinion  letter  stating  that  all
                    Requirements for the removal of the restrictive legend under Rule 144 have been met; and

                         (2) A letter from Greenland  Corporation  approving the
                    removal of the legends;

                         (3) A seller's representation letter; and

                         (4) A broker's representation letter; and

                         (5) Any required affidavits; and

                         (6) Copies of any  documentation  required  to be filed
                    with the Federal Securities and Exchange Commission in order to effectuate the removal of the restrictive legends.

          4. Plaintiff agreement to act in good faith in assisting the effectuation of part [c] of paragraph 3 above, including, but not limited to, following any steps required for the delivery of the 80,000 shares restricted common stock in GREENLAND CORPORATION to a broker-dealer as designated by defendant GREENLAND CORPORATION, on or about May 17, 1997. Until that time, the shares shall be maintained at plaintiff's counsel's place of business, and will not be transferred, sold, hypothecated or conveyed in any way.

          5. If, for any reason, the removal of the restrictive legend on certificates representing 80,000 shares common stock in GREENLAND CORPORATIN cannot be effectuated, or if, for any reason, by the close of business June 6th, 1997, plaintiff is not in possession of 80,000 shares common stock in GREENLAND CORPORATION bearing no restrictive legend, defendant GREENLAND CORPORATION agrees to repurchase all said 80,000 shares restricted common stock in GREENLAND CORPORATION at the price appearing for common stock in GREENLAND CORPORATION in the "Local Stocks" Business Section of the San Diego Union-Tribune on Friday, May 16th, 1997. If, for any reason, no such price appears in the San Diego Union-Tribune on that day, then GREENLAND CORPORATION agrees to repurchase all said 80,000 shares restricted common stock in GREENLAND CORPORATION at the latest price of common stock in GREENLAND CORPORATION appearing prior to May 16th, 1997 in the "Local Stocks" Business Section of the San Diego Union-Tribune.

          6. Plaintiff, in consideration of the forgoing, for himself and as his respective assigns, representatives, servants, executors, administrators, descendants, dependents, and heir, hereby fully release and forever discharge defendants along with all of the predecessors and successors-in-interest and their respective past and present parents, subsidiaries, joint ventures, partnerships, related companies, affiliates, unincorporated entities, divisions, groups, present or former directors, officers, agents and employees, from any and all injuries, demands, losses, damages, costs, loss of service, expenses, compensations, claims, suits, causes of action, attorneys' fees, obligations, or liabilities of any nature, type or description, which plaintiff has, or has ever had, or may claim to have, whether known, unknown, foreseen, unforeseen, patent or latent, from the beginning of time to the date hereof by reason of any dealings or matters relating in any way to plaintiff's claims for common stock in GREENLAND CORPORATION, including without restricting the foregoing generally, any and all injuries, demands, losses, damages, costs, loss of service, expenses, compensations, claims, suits, causes of action, rights, disputes, differences, controversies, debts, dues, sums of money, accounts, reckonings, expenses, attorneys' fees, obligations, or liabilities of any nature whatsoever, in law or in equity, which plaintiff has, or has ever had, or will have, or may claim to have against the defendants by reason of any act, cause, matter or thing whatsoever which is in whole or in part of the subject of the aforesaid Action or in any way related to this Action.

          7. In executing this agreement, the parties hereto, and each of them, warrant and represent that they do so with full knowledge of any and all rights that they have and that they do not rely, and have not relied, upon any representation made by any other party with regard to this mutual release or the basis thereof. Each party hereby assumes the risk of any mistake of fact on its part, in connection with the true facts involved herein and with regard to any facts which are known or unknown to it. In this connection each party hereby acknowledges that it has read section 1542 of the California Civil Code, that it has been advised by counsel with regard to its meaning, and that it understands the same. Said statute provides as follows:

                  A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

The parties hereto and each of them agree to and hereby waive and relinquish all rights and benefits afforded under the provision of section 1542 as stated above.

          Each party warrants that he, she or it has the full right and authority to enter into this agreement and make the release and agreements contained herein, and receive the consideration herein provided. Each party agrees to indemnify and hold harmless any other party from any liability and expense incurred, including attorneys' fees and costs, as a result of any breach of this warranty.

          Each party agrees, represents and warrants that it has not heretofore or concurrently assigned or transferred any claims, rights, or privileges it has, or may have had with respect to claims released by this agreement, to any other person or entity and shall not do so in the future. All warranties and representations contained herein are continuing and survive execution of this agreement.

          Each party shall pay their own attorneys' fees and court costs in connection with this Action, and neither party shall seek reimbursement of attorneys' fees and court costs either by way of motion or cost memorandum or any other manner, in this case.

          This Agreement contains the entire agreement among the parties hereto. All terms of this Agreement are contractual and not mere recitals. The terms are and shall be binding upon each of the parties hereto, their agents, attorneys, employees, successors, and assigns, and upon all other persons claiming an interest in the subject matter hereof.

          This Agreement may be pleaded as a full and complete defense to, and may be used as the basis for an injunction against, any action, suit or other proceeding which may be instituted, prosecuted or attempted in breach of this Agreement.

          This Agreement shall become effective upon its execution by all of the undersigned.

          The provisions of this Agreement shall be construed in accordance with the laws of the State of California.

          Nothing herein shall be construed as denying or disparaging any party's right to enforce this Agreement by judicial proceeding. In the event of litigation arising out of this Agreement, the prevailing party or parties shall be entitled to its costs of litigation, including its reasonable attorneys' fees which may be incurred as a result of such litigation.

          This Agreement may be amended only by a written modification executed by all parties.

     This Agreement may be executed in counterparts, each of which shall constitute an original.

          This Agreement has been approved as to form and content by the parties, through their respective counsel of record in this Action.


Dated:  March 4th, 1997                     [SIGNED]_____________________
                                                     Gregory C. Manos, Plaintiff



Dated:  February 27th, 1997                [SIGNED]_____________________
                                           Kevin G. Smith, Defendant



Dated:  February 27th, 1997                   [SIGNED]_____________________
                                           Greenland Corporation, Defendant

                                           By: Eric W. Gaer, President

                                   EXHIBIT 10o



                 SETTLEMENT AGREEMENT AND RELEASE OF ALL CLAIMS


This Settlement Agreement and Release of All Claims (hereinafter referred to as "Release") is entered into this 20th day of March, 1997, in San Diego, California, by and between CHARLES BROWNE, individually and representing HOMETECH, LLC, SUPERIOR INTERACTIVE GROUP, INC., and TECHNOSCAPE, LLC; SUSAN BROWNE, individually, and JAY SHESTAK, individually and representing SIGNATURE LEASING, LLC, together with ERIC GAER and KEVIN SMITH, individually and representing GREENLAND CORPORATION, in consideration of the mutual promises herein contained.

            1. Subject Matter

The subject matter of this Release consists of all acts, events, circumstances, or occurrences relating to a Compliant filed by CHARLES and SUSAN BROWNE as against GREENLAND CORPORATION, a Nevada corporation, on June 25, 1996, in San Diego Superior Court; followed by a subsequent Cross-Complaint filed by GREENLAND CORPORATION, a Nevada Corporation, and individuals KEVIN SMITH and ERIC GAER, on August 22, 1996, also filed in San Diego Superior Court; with both actions filed and identified under San Diego Superior Court Case No. 00701318.

The undersigned acknowledge this is a full and complete settlement of any and all claims as they pertain to the Complaint and/or Cross-Complaint identified under San Diego Superior Court Case No.
00701318.

The parties agree that a dispute exists with respect to the allegations as alleged in the Complaint and/or Cross-Complaint, as identified under San Diego County Superior Court Case No. 00701318; but nonetheless, the parties desire to compromise said positions and claims.

            General Release

All parties on behalf of themselves, and all others bound by this Release hereby remise, release, and forever discharge each other, and their respective officers, directors, agents, employees, attorneys, adjusters, successors, heirs, personal representatives, assigns, and anyone else claiming, by, through, or under them, from all rights, claims, demands, actions, cause of action, and liability of any kind and nature whatsoever, whether known or unknown, contemplated or uncontemplated, present or future, which the parties may have individually, and/or as a group, may now, or after the signing of this Release, have arising from, created by, or in any manner related to the subject matter described above.

All parties hereto, and each of them, acknowledge there is a risk that, subsequent to the execution of this Agreement, that they may discover, incur, or suffer from claims which were unknown or unanticipated at the time this Agreement was executed, including, without limitation, unknown or unanticipated claims which arise from, that may be based upon or related to matters referred to in this Agreement and which, if known by them on the date this Agreement was executed, may have materially affected their decision to execute this Agreement. The Parties acknowledge they are assuming the risk of such unknown and unanticipated claims and agree this Agreement applied thereto. THE PARTIES EXPRESSLY WAIVE THE BEENFITS OF SECTION 1545 OF THE CALIFORNIA CIVIL CODE, WHICH READS AS FOLLOWS:

                  "A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR."

The Parties have been apprised of the statutory language of Civil Code section 1542 and having been so apprised and fully understand the same, nevertheless elect to waive and relinquish all rights and benefits which they have or may have had under Section 1542 of the Civil Code of the State of California or the law of any other state or jurisdiction to the same or similar fact to the full extent they may lawfully waive all such rights and benefits pertaining to the subject matter of this Agreement. The Parties, and each of them, understand if the facts with respect to which this Agreement is executed are found hereinafter to be other than or different from the facts now believed by them to be true, this Agreement shall be and remain effective notwithstanding such material difference.

         Persons Released and Bound

The persons released and bound by the signing of this Release include the parties hereto, their respective officer, directors, agents, employees, attorneys, adjusters, successors, heirs, personal representatives, assigns, and anyone else claiming, by, through, or under them.

         No Admission of Liability

In making and effecting this Release, it is acknowledged, understood, and agreed by the parties hereto that this Settlement Agreement and Release of All Claims, is intended to be construed only as a resolution of a disputed claim and neither of the parties hereto, or the persons released and bound by this Agreement, admit, concede, deny, or otherwise maintain any lack of merit in their respective assertions, conditions, positions, or those of the others.

         Consideration

In consideration for settlement, the parties hereby agree as follows:

                     CHARLES BROWNE shall return and relinquish ownership of 549,599 shares of common stock in GREENLAND CORPORATION issued to him pursuant to Stock Certificate No. 2260 to GREENLAND
CORPORATION.

                           SUSAN BROWNE shall return and relinquish ownership
of 549,599 shares of common stock in GREENLAND CORPORATION issued to her pursuant to Stock Certificate No. 2261 to GREENLAND
CORPORATION.

                           CHARLES BROWNE, on behalf of HOMETECH, LLC, shall
return and relinquish ownership of 100,000 shares of common stock in GREENLAND CORPORATION issued to HOMETECH, LLC, pursuant to Stock Certificate No. 2360 to GREENLAND CORPORATION.

                     JAY SHESTAK shall return and relinquish ownership of
50.251 and 25,000 shares of common stock in GREENLAND CORPORATION issued to him pursuant to Stock Certificate Nos. 2493 and 2494, respectively, to GREENLAND CORPORATION.

                     The parties relinquishing stock further agree not to
initiate  any  derivative  or  other   shareholder   action  against   GREENLAND
CORPORATION for any reason, based on any present or future ownership interest in GREENLAND CORPORATION.

                     GREENLAND CORPORATION, upon receipt of said Stock Certificates identified in subsections (a) and (b) above, shall issue to CHARLES BROWNE and SUSAN BROWNE the aggregate sum of 275,000 shares of common stock in GREENLAND CORPORATINO with no restrictions other than those statutorily mandated, including, but not limited to, any provisions under Rule 144 of the Securities and Exchange Act of 1933, as amended. GREENLAND CORPORATION, KEVIN SMITH, and ERIC GAER, and all officers, directors, and agents of GREENLAND CORPORATION, further agree they will not act in any manner whatsoever to restrict or hinder the sale of the stock referred to herein to any third person or entity.

         6. Representations of the Undersigned

The parties hereto expressly warranted and agree as follows:

                     That no promise or inducement has been made to obtain their signatures hereto except as set forth herein;

                     That this Release is executed without reliance upon any statement or representation by any party or any of the persons released, or anyone acting for them, concerning the damages suffered or legal liability therefore;

                     That they have relied fully and completely on their own judgment and the advise of their attorneys in making this settlement;

                     That they are of legal age and legally competent to execute this Release and accept full responsibility therefore;

                     That they have carefully read this Release, understood its terms and have executed it voluntarily and with full knowledge of its significance.

            7.             Definitions

The work "undersigned" includes the singular as well as the plural when only one person has executed the Release. The word "person" includes corporations, partnerships, and other legal entities, as well as individuals. The word "Release" means this Settlement Agreement and Release of All Claims.

            8.             Attorneys' Fees

In the event that any litigation, action, suit, demand, or other proceeding arising out of the matters referred to in this Release shall be commenced, made, or pursued against another party hereto by any party, the prevailing party shall be entitled to reasonable attorney fees, costs, and expenses incurred in defending and/or contesting each such claim.

         9.       Counter-Parts

This  Settlement   Agreement  and  Release  of  All  Claims  may  be  signed  in counterparts.

         10.      Mutuality of Drafting

The parties agree that they mutually drafted said document, and that it shall not be construed against either on the basis that one party drafted said Agreement.



IN WITNESS WHEREOF, the parties have executed this Settlement Agreement and Release of All Claims as of the date and year first above written pursuant to the laws of the State of California.

Dated: March 20, 1997           [SIGNED]_____________________
                                CHARLES BROWNE, individually

Dated: March 20, 1997           [SIGNED]_____________________
                                CHARLES BROWNE, representing
                                HOMETECH, LLC

Dated: March 20, 1997           [SIGNED]_____________________
                                -----------------------------
                                CHARLES BROWNE, representing
                                SUPERIOR INTERACTIVE GROUP, INC.

Dated: March 20, 1997           [SIGNED]___________________
                                SUSAN BROWNE, individually

Dated: March 20, 1997           [SIGNED]___________________
                                JAY SHESTAK, individually

Dated: March 20, 1997           [SIGNED]___________________
                                JAY SHESTAK, representing

                                SIGNATURE LEASING, LLC.

Dated: March 20, 1997           [SIGNED]___________________
                                KEVIN SMITH, individually

Dated: March 20, 1997           [SIGNED]___________________
                                KEVIN SMITH, acting as agent of
                                GREENLAND CORPORATION

Dated: March 21, 1997           [SIGNED]___________________
                                ERIC GAER, individually

Dated: March 21, 1997           [SIGNED]___________________
                                ERIC GAER, acting as agent of
                                GREENLAND CORPORATION




APPROVED AS TO FORM:

Dated: March 20, 1997              SHIFFLET WALTERS KANE & KONOSKE

                                   By:      [SIGNED]___________________
                                            ---------------------------
                                            DOC ANTHONY ANDERSON, III, or
                                            GREGORY P. KONOSKE, attorneys
                                            for CHARLES BROWNE, individually
                                            and representing HOMETECH, LLC,
                                            SUPERIOR INTERACTIVE GROUP,INC.
                                            and TECHNOSCAPE, LLC; SUSAN BROWNE,
                                            individually; and JAY SHESTAK,
                                            individually and representing
                                            SIGNATURE LEASING, LLC.



Dated: March 21, 1997

                                   By:      [SIGNED]___________________
                                            CRAIG J. SHABER, and JEFFREY A.

                                            NICHOLS,    attorneys   for
                                            GREENLAND  CORPORATION,   a
                                            Nevada   corporation,   and
                                            individuals  ERIC  GAER and
                                            KEVIN SMITH.

                                   EXHIBIT 22

                              GREENLAND CORPORATION
                              LIST OF SUBSIDIARIES


         GAM Properties, Inc., a California Corporation

                                 C O N T E N T S


                                                                          Page
INDEPENDENT AUDITOR'S REPORT.............................................  F-2
CONSOLIDATED BALANCE SHEETS..............................................  F-3
CONSOLIDATED STATEMENTS OF OPERATIONS....................................  F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...............  F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS....................................  F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................  F-7
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS............................F-10
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
     SUPPLEMENTARY FINANCIAL INFORMATION..................................F-11
SCHEDULE V - RENTAL PROPERTIES............................................F-12
SCHEDULE VI - ACCUMULATED DEPRECIATION
     ON RENTAL PROPERTIES.................................................F-13

See Notes to Consolidated Financial Statements.

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

Members of:
American Institute of                              10 West 100 South, Suite #700
    Certified Public Accountants                   Salt Lake City, Utah  84101
Utah Association of                                Telephone:   (801) 575-8297
    Certified Public Accountants                   Facsimile:   (801) 575-8306
-----------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Greenland Corporation

We have audited the accompanying consolidated balance sheets of Greenland Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenland Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has a working capital deficiency of $(520,501) at December 31, 1996, and a retained deficit of $(1,843,265). The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                       /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 20, 1997


See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                       12/31/96           12/31/95
                                                                                       --------           --------
ASSETS
Current Assets
         Cash in banks                                                             $          6,909   $          8,523
         Escrow accounts                                                                      7,518              1,969
         Notes receivable                                                                         0             59,668
         Accounts receivable - officers (Note 2)                                            130,398                  0
                                                                                   ----------------   ----------------

                                                       TOTAL CURRENT ASSETS                 144,825             70,160

Rental properties, net of depreciation
         (Note 1 and schedules V and VI)                                                  5,054,875          5,096,627

Other Assets
         Land option (Note 4)                                                             2,515,000          2,515,000
         Licenses (Note 5)                                                                        0            959,432
         Investments (Note 9)                                                               152,893            152,893
         Capitalized software costs (Note 1)                                                186,723                  0
                                                                                   ----------------   ----------------

                                                                                   $      8,054,316   $      8,794,112
                                                                                   ================   ================

LIABILITIES AND EQUITY
Current Liabilities
         Accounts payable                                                          $         74,550   $         28,321
         Tenant deposits                                                                     20,814             21,829
         Accrued wages payable                                                               49,800                  0
         Payroll taxes payable                                                               43,141                  0
         Property taxes payable                                                              83,782             22,364
         Accrued interest payable                                                            24,139              5,365
         Notes payable (Note 6)                                                               5,000             50,000
         Payable to stockholders (Note 7)                                                   150,000                  0
         Current portion of long-term debt (Note 6)                                         214,100            139,644
                                                                                   ----------------   ----------------

                                                  TOTAL CURRENT LIABILITIES                 665,326            267,523

         Contingent liabilities (Note 8)                                                          0                  0
         Payable to stockholders (Note 7)                                                   140,790            300,790
         Long-term debt (Note 7)                                                          3,481,202          3,925,089
                                                                                   ----------------   ----------------

                                                          TOTAL LIABILITIES               4,287,318          4,493,402

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
            Authorized - 25,000,000 shares
            Issued and outstanding 15,214,460
            shares (13,190,253 in 1995)                                                      15,214             13,190
         Additional paid-in capital                                                       5,595,049          5,298,818
         Stock subscription receivable                                                            0            (54,195)
         Retained deficit                                                                (1,843,265)          (957,103)
                                                                                   ----------------   ----------------

                                                 TOTAL STOCKHOLDERS' EQUITY               3,766,998          4,300,710
                                                                                   ----------------   ----------------

                                                                                   $      8,054,316   $      8,794,112
                                                                                   ================   ================

See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year             Year              Year
                                                                         Ended            Ended             Ended
                                                                       12/31/96         12/31/95          12/31/94
                                                                       --------         --------          --------
REVENUES
         AMR Sales                                                 $        40,000    $           0    $            0
         Rental income                                                     437,519          409,655            83,661
         Other income                                                       65,015           42,660             6,545
                                                                   ---------------    -------------    --------------

                                                                           542,534          452,315            90,206

EXPENSES
         General and administrative                                        790,573          300,253           103,456
         Depreciation                                                      147,878          188,828            46,713
         Interest                                                          333,938          284,138            55,857
         Property taxes and other taxes                                     96,639           23,259            (5,482)
         Bad debts                                                          59,668                0                 0
                                                                   ---------------    -------------    --------------

                                                                         1,428,696          796,478           200,544
                                                                   ---------------    -------------    --------------

LOSS FROM OPERATIONS                                                      (886,162)        (344,163)         (110,338)

OTHER INCOME (LOSS)
         Decline in investments (Note 11)                                        0          (36,250)                0
         Gain on sale of properties                                              0           17,297                 0
         Loss on foreclosure                                                     0         (199,693)                0
                                                                   ---------------    -------------    --------------
                                                                                 0         (218,646)                0
                                                                   ---------------    -------------    --------------
                                 NET LOSS BEFORE INCOME TAXES             (886,162)        (562,809)                0

         Loss from discontinued operations                                       0          (24,344)                0
                                                                   ---------------    -------------    --------------
                                                                          (886,162)        (587,153)         (110,338)

PROVISION FOR INCOME TAXES                                                       0                0                 0
                                                                   ---------------    -------------    --------------

                                                     NET LOSS      $      (886,162)   $    (587,153)   $     (110,338)
                                                                   ===============    =============    ===============

Loss before discontinued operations                                $          (.13)   $        (.14)   $         (.07)
Loss from discontinued operations                                                0             (.01)              .00
                                                                   ---------------    -------------    --------------

                          NET LOSS PER WEIGHTED AVERAGE SHARE      $          (.13)   $        (.15)   $         (.07)
                                                                   ===============    =============    ==============

Weighted average number of common shares used to
         compute net income (loss) per weighted average share            6,637,617        4,003,478           1,578,037
                                                                     =============    =============     ===============


See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Common Stock                 Additional
                                                        Par Value $0.001               Paid - in         Retained
                                                    Shares             Amount           Capital           Deficit
                                                  -----------      ------------       ------------      ------------
Balances at 12/31/93                                1,000,000             1,000              1,000            (2,000)
     Issuance of common stock (restricted)
       at $.033 per share for cash                  1,200,000             1,200             38,800
       to acquire subsidiary at $3.04 per
       share at 10/1/94                               100,000               100            303,893          (257,612)
       to acquire additional rental properties
       at $2.92 per share at 10/1/94                  524,147               524          1,529,803
       at par 10/21/94 for services rendered          132,000               132
Net loss for year                                                                                           (110,338)
                                                  -----------      ------------       ------------      ------------

Balances at 12/31/94                                2,956,147             2,956          1,873,496          (369,950)
     Issuance of common stock (regulation S)
       at $.10 per share for stock subscription     1,100,000             1,100            108,900
     Issuance of common stock (restricted)
       at $4.83 per share to cancel debt               25,544                26            123,294
       at $.001 per share for services                209,400               209
       at $.09 per share for assets                 8,500,000             8,500            710,829
       at $2.00 per share for assets                    8,400                 8             16,800
       at $5.00 per share to cancel debt               20,000                20             99,980
       at $5.14 per share to cancel debt                5,000                 5             25,714
       at $6.03 per share for land option             408,512               409          2,464,591
     Cancellation of restricted common stock          (42,750)              (43)          (124,786)
Net loss for year                                                                                           (587,153)
                                                  -----------      ------------       ------------      ------------

Balances at 12/31/95                               13,190,253            13,190          5,298,818          (957,103)
     Issuance of common stock (restricted)
       correction to issue price of shares
         previously sold on subscription                                                   (14,195)
       at $.001 per share for assets                1,270,359             1,270             (1,270)
       at $.001 per share for services                118,856               119               (119)
       at $.50 per share for cash                     242,500               242            121,008
       at $.25 per share for cash                   1,438,505             1,438            358,188
       at $2.00 per share for cash                     54,500                55            108,945
       at $1.00 per share for cash                        600                 1                599
       at $5.00 per share for cash                        200                 0              1,000
       at $3.00 per share for cash                     28,000                28             83,972
       at $.82 per share for services                  60,000                60             48,940
       at $1.07 per share for cash                      2,888                 3              3,084
       at $.76 per share for services                   4,500                 5              3,396
       at $.31 per share for cash                     132,000               132             40,786
     Cancellation of restricted common stock       (1,328,701)           (1,329)          (458,103)
Net loss for year                                                                                           (886,162)
                                                  -----------      ------------       ------------      ------------

Balances at 12/31/96                               15,214,460    $       15,214     $    5,595,049    $   (1,843,265)
                                               ==============    ==============     ==============    ==============


See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year               Year               Year
                                                                     Ended              Ended              Ended
                                                                   12/31/96           12/31/95           12/31/94
                                                              -----------------   ----------------   ----------------
OPERATING ACTIVITIES
         Net loss                                             $        (886,162)  $       (587,153)  $       (110,338)
         Adjustments to reconcile net loss
           to cash required by operating activities:
             Stock issued for services/debt                                   0             42,736                132
             Depreciation                                               147,878            188,828             46,713
             Unrealized decline in investments                                0             36,250                  0
             Book value of disposed assets                                    0            200,374                  0
             Stock issued for services                                   52,401                  0                  0
         Changes in operating assets and liabilities:
             Accounts receivable                                        (70,730)               675               (675)
             Escrow accounts                                             (5,549)            (1,969)                 0
             Other assets                                                     0                490                  0
             Accounts payable                                            46,229            (23,879)            52,200
             Accrued expenses                                           111,715              5,365                  0
             Deposits                                                    (1,015)            (3,553)            25,382
             Bank overdraft                                                   0            (16,409)            16,461
             Property taxes payable                                      61,418            (42,016)           (48,142)
                                                              -----------------   ----------------   ----------------
                                      NET CASH REQUIRED BY
                                      OPERATING ACTIVITIES             (543,815)          (200,261)           (18,267)

INVESTING ACTIVITIES
         Capitalization of software costs                              (186,723)                 0                  0
         Purchase of stock                                                    0                  0            (55,000)
         Purchase of equipment                                           (1,626)           (15,932)                 0
                                                              -----------------   ----------------   ----------------
                                             NET CASH USED
                                   BY INVESTING ACTIVITIES             (188,349)           (15,932)           (55,000)

FINANCING ACTIVITIES
         Proceeds from sale of stock                                    719,481             55,805             40,000
         Collections of stock subscription                               40,000
         Cash received from subsidiary                                        0             23,227                188
         Amounts borrowed from (repaid to)  stockholders                (10,000)           248,290             52,500
         Repayment of loans                                             (91,931)           (86,197)           (35,830)
         Proceeds from new loans                                         73,000                  0                  0
                                                              -----------------   ----------------   ----------------
                                         NET CASH PROVIDED
                                   BY FINANCING ACTIVITIES              730,550            241,125             56,858
                                                              -----------------   ----------------   ----------------
                                       INCREASE (DECREASE)
                              IN CASH AND CASH EQUIVALENTS               (1,614)            24,932            (16,409)

         Cash and cash equivalents at beginning of year                   8,523            (16,409)                 0
                                                              -----------------   ----------------   ----------------
                                             CASH AND CASH
                                EQUIVALENTS AT END OF YEAR    $           6,909   $          8,523   $        (16,409)
                                                              =================   ================   ================

         SUPPLEMENTAL INFORMATION
           Cash paid for interest                             $         309,799   $        278,773   $         55,857
           Assets acquired by assumption of debt and
             issuance of stock                                          104,500          5,033,602          5,795,688
           Stock issued to cancel debt                                        0            249,039                  0
           Retained deficit acquired by issuance of stock                     0                  0            257,612
           Cancellation of stock previously issued for
             assets determined to be worthless (Note 4)                 459,432                  0                  0
                                                              -----------------   ----------------   ----------------
                                                              $         873,731   $      5,561,414   $      6,109,157
                                                              =================   ================   ================

See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Accounting Methods
     The Company recognizes income and expenses based on the accrual method of accounting.

     Basis of Consolidation
     The consolidated financial statements include the accounts of Greenland Corporation and its wholly owned subsidiary Gam Properties, Inc. All
     intercompany   transactions   and   accounts   have  been   eliminated   in
     consolidation.

     Property and Equipment
     Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets (7 years on equipment and leasehold improvements, and 27 1/2 years on buildings). The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations.

     Expenditures for maintenance and repairs are charged to operations as incurred; additions and improvements are capitalized.

     Dividend Policy
     The Company has not yet adopted any policy regarding payment of dividends.

     Capitalized Software
     The Company has capitalized expenses incurred to install live test sites for its AirLink automated meter reading systems. Those costs will be amortized against revenues from sales of the systems over a period not to exceed five years.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Fair Market Value of Financial Instruments
     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents and are deemed to approximate fair value. In management's opinion, the carrying value of long-term debt also approximates fair value.

     Income Taxes
     The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will be realized.

     At December 31, 1996, a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover which expires as follows:

                      GREENLAND CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1996


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

     Income Taxes (continued)
               Greenland Corporation

                                  Year Ended                       Expires                             Amount
                                  ----------                       -------                             ------
                               December 31, 1986              December 31, 2001              $                   1,950
                               December 31, 1987              December 31, 2002                                     10
                               December 31, 1988              December 31, 2003                                     10
                               December 31, 1989              December 31, 2004                                     10
                               December 31, 1990              December 31, 2005                                     10
                               December 31, 1991              December 31, 2006                                     10
                               December 31, 1994              December 31, 2009                                 39,780
                               December 31, 1995              December 31, 2010                                394,682
                               December 31, 1996              December 31, 2011                                633,077
                                                                                             -------------------------
                                                                                             $               1,069,539
                                                                                             =========================

                           Gam Properties

                                                      Expiration Date                            Amount
                                                      ---------------                            ------
                         Year of Loss           Federal            California            Federal         California
                         ------------           -------            ----------            -------         ----------
                              12/31/1991         12/31/2006           12/31/1998*   $         24,312  $         12,156
                              12/31/1992         12/31/2007           12/31/1997              18,110             9,055
                              12/31/1993         12/31/2008           12/31/1998              49,724            24,862
                              12/31/1994         12/31/2009           12/31/1999              10,978             5,489
                                                                                    ----------------  ----------------
                                                                                    $        103,124  $         51,562
                                                                                    ================  ================

                  *California   has  recently   reinstated  NOL  carryovers  and
extended expiration dates for certain years.

NOTE 2: ACCOUNTS RECEIVABLE - OFFICERS

     During 1996, the Company advanced $130,395 to officers and employees. The funds will be repaid in 1997 or withheld from wages.

NOTE 3: GOING CONCERN ITEMS

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception and has a retained deficit of $1,843,265.

     Management believes the Company will be able to continue as a going concern for the following reasons:

     1. The Company is in the process of a private placement offering to sell 1,666,667 shares of restricted common stock to raise $5,000,000.
     2. The Company expects to exercise its option to purchase property in Arizona (see Note 4) and sell the property to generate working capital.

NOTE 4: LAND OPTION

     During 1995 the Company issued 408,512 shares of its restricted common stock and incurred $50,000 of debt to acquire an option to purchase approximately 103 acres of unimproved desert land located about 12 miles northwest of Tucson, Arizona. A recent appraisal shows the land with a market value of $8,250,000. The Company has the option to purchase the land by issuing an additional 861,847 shares of its restricted common stock before January 30, 1998.

                      GREENLAND CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1996


NOTE 4: LAND OPTION (continued)

     The Company must also assume or retire the First Deed of Trust on the property. The first Deed of Trust is $435,000 and bears interest at 17% per annum. The note and accrued interest are due in full in December of 1997. The liability against the land at December 31, 1995 was approximately $546,000 including unpaid interest. The option has been recorded at about 32% of the net value of the land, based on the stock issued and debt incurred prior to December 31, 1995. The Company expects to exercise the option in 1997.

NOTE 5: LICENSES

     In 1995, the Company acquired the rights to three Interactive Video and Data Systems Licenses ("IVDS") which were issued by the Federal Communications Commission. The licenses are located within the geographical areas of Olympia, Washington; Lubbock, Texas; and Knoxville, Tennessee. In 1996, management determined that the licenses were in fact, not transferable and sued for return of the stock issued in exchange therefore. The lawsuit was settled March 20, 1997, and the transaction has been rescinded.

NOTE 6: NOTES PAYABLE

     The Company owes $5,000 by April 15, 1997 in connection with the land option. The note is non-interest bearing.

NOTE 7: LONG-TERM DEBT

     Long-term debt as of December 31, 1996 and 1995, consisted of the following promissory notes secured by real property:

                                               Interest              Monthly
                                                 Rate                Payment              1996              1995
                                           ----------------    -----------------    ----------------  ----------
                  Home Savings                        7.084%   $           5,954    $        748,562  $        774,203
                  Zetty Kratz                        12.000                    0                   0                 0
                  Western Financial                   7.500                2,098             280,228           284,491
                  Amresco                             8.250                2,066             264,430           267,062
                  Home Savings                        7.816                  666              91,415            92,512
                  Home Savings                        7.983                1,976             278,726           280,745
                  Action                              8.750             due 2001             104,500                 0
                  Action                             11.500             due 1999              73,000                 0
                  Home Savings                        7.534                1,739             245,540           248,858
                  Allied Bancorp                     11.000                1,238             127,363           128,160
                  Lomas Mortgage                     10.375                1,201             135,952           136,950
                  Lomas Mortgage                     10.375                1,028             116,373           117,237
                  Pacific Mortgage Exchange          11.000                1,238             127,221           128,161
                  Cal-Western                         9.000        Interest only              45,000            45,000
                  Home Savings                        7.461                1,272             179,642           182,707
                  GME Corp                            9.610        Interest only             741,961           741,961
                  TCF Mortgage                       10.000                  948             100,048           101,345
                  Bob Stewart                         8.000        Interest only              35,341            35,341
                  FCC                                 7.125          29,937/qtr.                   0           500,000
                                                                                    ----------------  ----------------
                                                                                           3,695,302         4,064,733
                  Less current portion                                                       214,100           139,644
                                                                                    ----------------  ----------------

                  Total long-term debt                                              $      3,481,202  $      3,925,089
                                                                                    ================  ================

                      GREENLAND CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1996


NOTE 7: LONG-TERM DEBT (continued)

     Scheduled principal repayments of long-term debt, assuming no changes in their terms, are as follows:

                                 1997    $         214,100
                                 1998               80,370
                                 1999              121,585
                                 2000               52,433
                                 2001              161,084
                           Thereafter            3,065,730
                                         -----------------
                                         $       3,695,302
                                         =================

     On certain properties the prior owners have agreed to remain personally liable for the debt as an accommodation to the lender.

     Payable to stockholders.
     At December 31, 1996 the Company owes $290,790 to two stockholders. The debt bears interest at 8% per year from December 31, 1995. $150,000 is due during 1997, and the balance is due in 1998. $127,900 of the debt consists of unpaid management fees which have been converted to a note payable.

NOTE 8: LEGAL MATTERS

     The Company had a contract with a consultant that called for payment of about $10,000 cash (which was paid) and 60,000 shares of the Company's stock to be registered under Regulation "S-8". The stock was not issued, but an additional $8,200 cash was paid. The consultant signed a mutual release and settlement agreement, which the Company felt settled all obligations, but later he still demanded the 60,000 shares. The Company settled for 80,000 shares of restricted stock.

     During 1996, the Company sued former consultants for fraud and misrepresentation, amoung other things, related to the transfer of IVDS licenses to the Company. These consultants also filed suit against the Company for $77,000. The Company settled the lawsuit in March of 1997, which settlement resulted in the cancellation of 991,449 shares of the Company's common stock. All claims of the consultants for money were dropped. As a result of the settlement the Company has treated the write-down of licenses (Note 4) as a rescission. As a result of the rescission, the Company's long-term debt has been reduced by $500,000.

NOTE 9: INVESTMENTS

     Investments consist of the following items:

     1- 25,000 shares of common stock in a public company. The cost was $55,000, and the current market value at December 31, 1996 was $18,750. The $36,250 unrealized loss is shown in the statement of operations at December 31, 1995.

     2- A 49% interest in a limited liability company which is reported at $134,143 under the equity method.

NOTE 10: SUBSEQUENT EVENT

     In January, 1997, the Company entered into a three-year operating lease of office space. Required lease payments are $51,546 in 1997, $73,313 in 1998, and $79,560 in 1999.

NOTE 11: PRO FORMA INFORMATION

     See the following page for pro forma information which assumes that Greenland and Gam Properties were consolidated for the period presented.

                      GREENLAND CORPORATION AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                          Years ended December 31, 1994



                                                                                  12/31/94
                                                                             ------------------
REVENUE
         Net sales                                                           $          619,722
         Cost of sales                                                                  538,250
                                                                             ------------------

                                                           GROSS PROFIT                  81,472

         Rental income                                                                  401,387
         Other income                                                                    21,006
                                                                             ------------------
                                                            NET REVENUE                 503,865

EXPENSES
         General and administrative                                                     216,208
         Depreciation                                                                   125,911
         Interest                                                                       356,090
         Property taxes and other taxes                                                  52,655
                                                                             ------------------
                                                                                        750,864
                                                                             ------------------

INCOME (LOSS) FROM OPERATIONS                                                          (246,999)

PROVISION FOR INCOME TAXES                                                                    0
                                                                             ------------------

                                                      NET INCOME (LOSS)      $         (246,999)
                                                                             ==================

Net income (loss) per
         weighted average share                                              $             (.15)
                                                                             ==================

Weighted average number
         of common shares used to
         compute net income (loss)
         per weighted average share                                                   1,624,147
                                                                             ==================

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

Members of:
American Institute of                              10 West 100 South, Suite #700
    Certified Public Accountants                   Salt Lake City, Utah  84101
Utah Association of                                Telephone:   (801) 575-8297
    Certified Public Accountants                   Facsimile:   (801) 575-8306
-------------------------------------------------------------------------------





              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                       SUPPLEMENTARY FINANCIAL INFORMATION

Board of Directors and Shareholders
Greenland Corporation
San Diego, California

Our audit of the basic financial statements presented in the preceding section of this report was made primarily to form an opinion on such financial statements taken as a whole. The additional information, contained in the following pages, is not considered essential for the fair presentation of the financial position of Greenland Corporation and Subsidiary, the results of their operations or cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule V and Schedule VI is included to comply with reporting requirements of the Securities and Exchange Commission. Such data was subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                       /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 20, 1997

                      GREENLAND CORPORATION AND SUBSIDIARY
                         SCHEDULE V - RENTAL PROPERTIES

                                              Balance at                                                 Balance at
                                               Beginning            Additions                              End of
                                               of Period             At Cost          Dispositions         Period
                                           ----------------    -----------------    ----------------  ----------------

Year ended December 31, 1994:
                  Land                     $              0    $       1,517,319    $              0  $      1,517,319
                  Buildings                               0            3,989,119                   0         3,989,119
                  Fixtures & equipment                    0              288,760                   0           288,760
                                           ----------------    -----------------    ----------------  ----------------

                                           $              0    $       5,795,198    $              0  $      5,795,198
                                           ================    =================    ================  ================

Year ended December 31, 1995:
                  Land                     $      1,517,319    $         307,125    $        473,819  $      1,350,625
                  Buildings                       3,989,119            1,019,375           1,355,119         3,653,375
                  Fixtures & equipment              288,760               58,791              96,260           251,291
                                           ----------------    -----------------    ----------------  ----------------

                                           $      5,795,198    $       1,385,291    $      1,925,198  $      5,255,291
                                           ================    =================    ================  ================

Year ended December 31, 1996:
                  Land                     $      1,350,625    $          27,170    $              0  $      1,377,795
                  Buildings                       3,653,375               77,330                   0         3,730,705
                  Fixtures & equipment              251,291                1,626                   0           252,917
                                           ----------------    -----------------    ----------------  ----------------

                                           $      5,255,291    $         106,126    $              0  $      5,361,417
                                           ================    =================    ================  ================

                      GREENLAND CORPORATION AND SUBSIDIARY
           SCHEDULE VI - ACCUMULATED DEPRECIATION ON RENTAL PROPERTIES

                                                                    Additions
                                              Balance at           Charged to                            Balance at
                                               Beginning            Costs and                              End of
                                               of Period            Expenses          Dispositions         Period
                                           ----------------    -----------------    ----------------  ----------------

Year ended December 31, 1994:
                  Land                     $              0    $               0    $              0  $              0
                  Buildings                               0               51,289                   0            51,289
                  Fixtures & equipment                    0               10,313                   0            10,313
                                           ----------------    -----------------    ----------------  ----------------

                                           $              0    $          61,602*   $              0  $         61,602
                                           ================    ==================   ================  ================

Year ended December 31, 1995:
                  Land                     $              0    $               0    $              0  $              0
                  Buildings                          51,289              146,554              74,576           123,267
                  Fixtures & equipment               10,313               42,274              17,190            35,397
                                           ----------------    -----------------    ----------------  ----------------

                                           $         61,602    $         188,828    $         91,766  $        158,664
                                           ================    =================    ================  ================


Year ended December 31, 1996:
                  Land                     $              0    $         132,850    $              0  $              0
                  Buildings                         123,267                    0                   0           256,117
                  Fixtures & equipment               35,397               15,028                   0            50,425
                                           ----------------    -----------------    ----------------  ----------------

                                           $        158,664    $         147,878    $              0  $        306,542
                                           ================    =================    ================  ================


* Includes $14,889 associated with the acquisition of a subsidiary.

                                    PART IV

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GREENLAND CORPORATION

                                          By: Signed
                                             --------------------------------
                                                     Eric W. Gaer
                                           President and Chief Executive Officer

             March 31, 1997



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature              Title                                         Date



Signed                 President and Chief Executive Officer     March 31, 1997
----------------------
Eric W. Gaer


Signed                 Chief Financial Officer                   March 31, 1997
----------------------
Kevin G. Smith



Signed                 Secretary                                 March 31, 1997
----------------------
Michael H. deDomenico