Form 10QSB
period 1997-03-31
GREENLAND CORP
filed 1997-04-25
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                           Commission File No. 017833

                              GREENLAND CORPORATION


          Nevada                                     87-0439051
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification Number)

                                7084 Miramar Road
                               San Diego, CA 92121
              (Address and zip code of principal executive offices

                                 (619) 566-9604
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   [X] YES [ ] NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class A Common Stock                 23,667,091 Shares Outstanding
  $0.001 par value                       as of April 22, 1997

                      GREENLAND CORPORATION AND SUBSIDIARY
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997

TABLE OF CONTENTS

     PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AS OF MARCH 31, 1997
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AS OF MARCH 31, 1997 AND 1996
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PART II. OTHER INFORMATION SIGNATURES

                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          QUARTER ENDED MARCH 31, 1997

                                                                                Mar. 31, 1997          Dec. 31, 1996
                                                                             ----------------       ----------------
ASSETS                                                                            (unaudited)              (audited)

Current assets:
     Cash in bank                                                            $         23,778       $          6,909
     Escrow accounts                                                                    9,188                  7,518
     Accounts receivable, officers                                                    148,448                130,398
                                                                             ----------------       ----------------
          Total current assets                                                        181,414                144,825

     Rental properties, net of depreciation                                         5,006,656              5,054,875

     Other assets
           Land option                                                              2,515,000              2,515,000
           Investments                                                                152,893                152,893
           Capitalized software                                                       186,723                186,723
                                                                             ----------------       ----------------

          Total assets                                                       $      8,042,686       $      8,054,316
                                                                             ================       ================

LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                                           $      90,679          $      74,550
     Tenant deposits                                                                   20,814                 20,814
     Payroll taxes payable                                                             11,445                 43,141
     Property taxes payable                                                            83,782                 83,782
     Accrued salaries                                                                  49,800                 49,800
     Accrued interest payable                                                          24,140                 24,139
     Note payable                                                                       5,000                  5,000
     Current portion of long-term debt                                                364,683                364,100
                                                                             ----------------       ----------------

          Total current liabilities                                                   650,343                665,326

     Contingent liabilities                                                                 -                      -

     Payable to stockholders                                                          120,790                140,790
     Long-term debt                                                                 3,471,974              3,481,202
                                                                             ----------------       ----------------

          Total liabilities                                                         4,243,107              4,287,318

STOCKHOLDERS' EQUITY

Common stock
     $0.001 par value: 50,000,000 authorized; 18,195,108 shares
     issued and outstanding (15,214,460 at 12/31/96)                                   18,195                 15,214
Additional paid-in capital                                                          6,163,105              5,595,049
Retained deficit                                                                   (2,381,721)            (1,843,265)
                                                                             ----------------       ----------------

          Total stockholders' equity                                                3,799,579              3,766,998
                                                                             ----------------       ----------------

                                                                             $      8,042,686       $      8,054,316
                                                                             ================       ================

               See accompanying notes to financial statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1997

                                                               Three Months Ended Mar. 31,

                                                                    1997               1996
                                                             (unaudited)        (unaudited)
                                                            ------------      -------------

Revenues:
     Rental income                                         $     117,548      $     105,161
     AMR income                                                   15,000                  -
     Other income                                                  2,579             60,188
                                                            ------------      -------------

          Net revenue                                            135,127            165,349

Expenses:
     General and administrative expense                           71,837            158,052
     Consulting fees                                             211,405                  -
     Salaries                                                    103,555                  -
     Marketing and sales                                          53,502                  -
     Supplies - AMR                                               50,715                  -
     Rent                                                         51,370                  -
     Depreciation                                                 48,219             40,727
     Property and other taxes                                     11,498              3,358
     Interest                                                     71,482             73,873
                                                            ------------      -------------

                                                                 673,583            276,010
                                                            ------------      -------------

Income (loss) from operations                                  (538,456)          (110,661)

Other income (expense)                                                 -                  -

Provision for income taxes                                             -                  -
                                                            ------------      -------------

     Net income (loss)                                      $   (538,456)     $    (110,661)
                                                            ============      =============

Net income (loss) per share*                                $     (0.03)      $       (0.01)
                                                            ============      =============

*Weighted average number of common
   shares used to compute income (loss)
   per share                                                  16,847,291         13,282,285



               See accompanying notes to financial statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 31, 1997

                                                 Common Stock                 Additional
                                               Par Value $0.001                Paid-In              Retained
                                            Shares           Amount             Capital              Deficit
                                      --------------      -----------      --------------        -------------

Balances at 12/31/96                      15,214,460      $    15,214      $    5,595,049         $ (1,843,265)
   Issuance of common (restricted)
      at $.1352 per share for cash           882,268              882             118,400
      at $.156 per share for cash            768,037              768             119,046
      at $.221 per share for cash            280,543              281              61,720
      at $.25 per share for cash             313,000              313              77,937
      at $.26 per share for services         731,500              732             189,458
      at $.283 per share for services          5,300                5               1,495

Net loss for period                                -                -                   -             (538,456)
                                      --------------      -----------      --------------        -------------

Balances at 3/31/97                       18,195,108      $    18,195      $    6,163,105        $  (2,381,721)
                                      ==============      ===========      ==============        =============


               See accompanying notes to financial statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 1997


                                                                 3 Months Ended
                                                                   March 31,
                                                             1997               1996
                                                         (unaudited)        (unaudited)
                                                         ------------       ------------
OPERATING ACTIVITIES
   Net income (loss)                                     $   (538,456)      $   (110,661)
   Adjustments to reconcile net loss to cash used
     by operating activities:
          Stock issued for services                           191,690                  -
          Depreciation                                         48,219             40,727

   Changes in operating assets and liabilities:
          Accounts receivable                                 (18,050)                 -
          Escrow accounts                                      (1,670)            (2,694)
          Other assets                                              -            (24,450)
          Accounts payable                                     16,129             39,977
          Payroll taxes payable                               (31,696)                 -
          Deposits                                                  -               (495)
          Notes payable                                             -            (45,000)
                                                         ------------       ------------

Net cash required by operating activities                    (333,834)          (102,596)

INVESTING ACTIVITIES
     Purchase of equipment                                          -               (549)
                                                         ------------       ------------

Net cash provided by investing activities                           -               (549)

FINANCING ACTIVITIES
   Proceeds from sale of stock                                379,347             75,100
   Collection of stock subscription                                 -             40,000
   Amounts repaid to stockholder                              (20,000)                 -
   Repayment of loans                                          (8,644)           (15,587)
                                                         ------------       ------------

Net cash provided by financing activities                     350,703             99,513
                                                         ------------       ------------

Increase (decrease) in cash and cash equivalents               16,869             (3,632)

Cash and cash equivalents at beginning of period                6,909              8,523
                                                         ------------       ------------

Cash and cash equivalents at end of period               $     23,778       $      4,891
                                                         ============       ============

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                $     71,482       $     78,873
                                                         ============       ============

               See accompanying notes to financial statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                          QUARTER ENDED MARCH 31, 1997


NOTE 1: BASIS OF PRESENTATION
General
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that can be expected for the year ended December 31, 1997.

 NOTE 2: PRIVATE PLACEMENT OF COMMON STOCK
     During the first quarter ended March 31, 1997, the Company sold an aggregate amount of 1,930,848 shares of its common stock, at prices ranging from $.1352 to $.221 per share, for $301,097. Additionally, the Company, sold an aggregate of 313,000 shares of its common stock, at $.25 per share, for $78,250 through its Private Placement Memorandum pursuant to Regulation D, Rule 505 during the first quarter.

NOTE 3: RELOCATION
     During the period ended March 31, 1997, the Company moved its offices to 7084 Miramar Road, San Diego, California. In January, 1997, the Company entered into a three-year operating lease of office space. Required lease payments are $51,546 in 1997, $73,313 in 1988, and $79,560 in 1999.

 NOTE 4: DISPOSITION OF IVDS LICENSES
     In 1995, the Company acquired the rights to three Interactive Video and Data Systems Licenses ("IVDS") which were issued by the Federal Communications Commission. The licenses are located within the geographical areas of Olympia, Washington; Lubbock, Texas; and Knoxville, Tennessee. In 1996, management determined that the licenses were in fact, not transferable and sued for return of the stock issued in exchange therefore. The lawsuit settled March 20, 1997, and the transaction has been rescinded. The licenses were valued on the Company's balance sheets at $959,432; a long-term liability of $500,000 was recognized in relation to these assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
     The following discussion pertains to the Company's results of operations and financial condition as of March 31, 1997 and 1996, respectively.
     The operations of the Company's meter reading operations are consolidated in the Company's financial statements. These operations have been devoted primarily to research and development and the deployment of pilot systems in a number of U.S. municipalities. The Company has filed for three patents with the U.S. Patent Office.
     The Company owns a 49% interest in Signature Leasing, LLC, a Nevada Corporation ("Signature"). The Company has not consolidated the operations of Signature as it was a minority shareholder at March 31, 1997.
     The Company's operations have been largely devoted to those of its wholly-owned GAM Properties, Inc. subsidiary.

Results of Operations
Income
     Rental income for the first quarter of fiscal 1997 totaled $117,548 for the period ended March 31, 1997 compared to $105,161 in the first quarter of the previous fiscal year; an increase of $12,387, or 11.8%. The San Diego rental market remains essentially flat; but the Company has been able to stabilize high occupancy rates.
     Income from the Company's automated meter reading technology ("AirLink(TM)") was $15,000 during the first quarter. There were no revenues from these operations in the year-earlier period.
     Other income (including interest income) was $2,579 for the first quarter compared to $60,188 in the first quarter of last year. The Company's operations have been streamlined to concentrate on AirLink and its GAM Properties subsidiary.

Expenses

     General and administrative expenses for the period ended March 31, 1997 totaled $440,299, which included consulting fees of $211,405, salaries of $103,555, and marketing and sales expenses of $53,502. In the previous year's first quarter, general and administrative expenses were $158,052. The increase in general and administrative expenses of $282,247 (178.6%) were due primarily to increases in consulting fees and salaries due to expanded operations of the Company.
     Depreciation expense was $ 48,219 for the first quarter of fiscal 1997 as compared to $40,727 in the previous year period, an increase of $7,492 or 18.4%, which is attributable to changes in the Company's portfolio of properties.
     Interest expense decreased by $2,391 to $71,482 (3.2%) in the first quarter period of 1997 over the first quarter period of fiscal 1996.
     Property taxes for the period ended March 31, 1997 were $11,498 compared to $3,358 in the previous fiscal year period. The increase of $8,140 (242.4%) is directly attributable to the Company's changing portfolio of real estate properties upon which value the taxes are assessed and the associated payment schedule for such taxes.

AMR Operations
     The Company has continue to fund the development efforts related to its automated meter reading operations. Sales of the Company's AirLink automated meter reading system have been limited to pilot installations for utilities in Connecticut, Utah, and Oregon. Marketing and sales efforts on behalf of AirLink have been accelerated and the Company has responded to several requests for proposal from utilities in the U.S. and internationally.

Real Estate Operations
     The Company continued to experience negative cash flow from its rental properties during the first quarter. Increased expenses from insurance and property taxes in the first quarter contributed to this condition. The Company continues to reduce its debt on its properties, and is looking to sell some of its unprofitable holdings.
     Management is currently considering its various options related to the disposition of its Tucson property: sale, trade, refinance, joint-venture for development.

Liquidity and Capital Resources
     The Company's total assets were $8,042,686 at March 31, 1997, a decrease of $737,763, or 8.4%, compared to the period ended March 31, 1996. This decrease in assets is based primarily on the rescission of the Company's 1995 acquisition of certain IVDS telecommunications licenses. (Also see Note 4 to Financial Statements.) The Company's total liabilities at March 31, 1997 were $4,243,107 compared to $4,472,297 in the year-earlier period; a decrease of $229,190 or 5.1%. This decrease is due primarily to the rescission of the Company's 1995 acquisition of certain IVDS telecommunications licenses. Stockholders' equity was $3,779,579 at March 31, 1997, a decrease of $525,570 or 12.2%. This decrease was due primarily to the effect of the rescission of the acquisition of the Company's IVDS licenses.
     The Company had negative working capital of $468,929 at March 31, 1997. On April 9, 1997, the Company sold $600,000 in aggregate principal amount of 10% Convertible Debentures due April 30, 1999 under Regulation S. This financing serves to reduce the pressures associated with this condition.
     Additionally, the Company has extended a private placement offering to sell up to 4,000,000 shares of restricted common stock to raise $1,000,000. The Company continues to investigate several alternatives to acquire additional capital; particularly related to anticipated needs related to project financing of its automated meter reading operations.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
     The Company is not involved in any litigation that would have a material adverse effect on the Company; and the officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES
     The Company's shareholders approved, at the Company's annual meeting on April 18, 1997, a measure to amend the Company's Articles of Incorporation to authorized an increase in the Company's authorized common stock from 25,000,000 shares to 50,000,000 shares.
     Additionally, shareholders have authorized the issuance of two classes of Preferred Stock, 10,000 shares for each class, at an as-yet to be determined par value.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES
         None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
         None.

ITEM 5 - OTHER INFORMATION
         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits - none.
         Reports on  Form 8-K
              Form 8-K filed April 18, 1997 related to the sale of 10% Convertible Debentures due April 30, 1999 under Regulation S.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GREENLAND CORPORATION

                            Signed
April 25, 1997
                            --------------------------------------------------
                            Eric W. Gaer
                            President and Chief Executive Officer

                            Signed
April 25, 1997
                            --------------------------------------------------
                            Kevin G. Smith
                            Chief Financial Officer