Form 10QSB
period 1997-06-30
GREENLAND CORP
filed 1997-08-14
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997Commission File No. 017833

                                    GREENLAND
                                   CORPORATION


          Nevada                                  87-0439051
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)
                                7084 Miramar Road
                                  Fourth Floor
                               San Diego, CA 92121
              (Address and zip code of principal executive offices

                                 (619) 566-9604
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    X YES o NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


      Class A Common Stock                      20,286,291 Shares Outstanding
        $0.001 par value                             as of August 11, 1997

                     GREENLAND CORPORATION AND SUBSIDIARIES
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1997

TABLE OF CONTENTS

         PART I.                    FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,
                               1997 AND DECEMBER 31, 1996

                           CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
                                 THREE MONTHS ENDED JUNE 30, 1997 AND 1996 SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                               STOCKHOLDERS' EQUITY AS OF JUNE 30, 1997

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AS
                               OF JUNE 30, 1997

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                               STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PART II.          OTHER INFORMATION

                           SIGNATURES

                     GREENLAND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 1997          Dec. 31, 1996
                                                                            -----------------  ---------------------
ASSETS                                                                            (unaudited)              (audited)

Current assets:
     Cash in bank                                                           $         157,165  $               6,909
     Escrow accounts                                                                   10,663                  7,518
     Accounts receivable, officers                                                    148,048                130,398
                                                                            -----------------  ---------------------
          Total current assets                                                        315,876                144,825

     Rental properties, net of depreciation                                         4,961,226              5,054,875

Other assets:
     Land option                                                                                           2,515,000
     Investments                                                                    2,967,893                152,893
     Capitalized software                                                             186,723                186,723
                                                                            -----------------  ---------------------

          Total assets                                                   $          8,431,718   $          8,054,316
                                                                               ==============   ====================

LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                                    $            109,119  $              74,550
     Tenant deposits                                                                   25,731                 20,814
     Property taxes payable                                                            83,782                 83,782
     Accrued wages payable                                                             29,750                 49,800
      Payroll taxes payable                                                            20,787                 43,141
     Accrued interest payable                                                          39,139                 24,139
     Notes payable                                                                      5,000                  5,000
     Payable to stockholders                                                           95,040                150,000
     Current portion of long-term debt                                                213,150                214,100
                                                                              ---------------  ---------------------
          Total current liabilities                                                   621,498                665,326

        Convertible Secured Debenture                                                 600,000
     Payable to stockholders                                                                                 140,790
     Long-term debt                                                                 3,468,266              3,481,202
                                                                               --------------  ---------------------

          Total liabilities                                                         4,689,764              4,287,318

STOCKHOLDERS' EQUITY

Common stock
     $0.001 par value: 50,000,000 authorized; 18,917,308 shares
     issued and outstanding (15,214,460 at 12/31/96)                                   18,917                 15,214
Additional paid-in capital                                                          6,335,072              5,595,049
Retained deficit                                                                  (2,612,035)            (1,843,265)
                                                                               --------------  ---------------------
          Total stockholders' equity                                                3,741,954              3,766,998
                                                                               --------------  ---------------------

                                                                               $    8,431,718   $          8,054,316
                                                                               ==============  =====================


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1997

                                                     Three Months Ended June 30,
                                                           1997               1996
                                                    (unaudited)        (unaudited)
                                                ----------------   ---------------
Revenue:
     Rental income                              $        114,293   $       104,236
     Other income                                          1,078            21,030
                                                ----------------   ---------------

          Net revenue                                   115,371            125,266

Expenses:
     General and administrative                         144,290            339,784
     Engineering                                        102,844                  -
     Consulting fees                                    141,000                  -
     Salaries                                            77,206                  -
     Marketing                                            7,059                  -
     Rent                                                 9,772
     Depreciation                                        48,219             40,727
     Property and other taxes                             4,826             13,863
     Interest                                           100,469             78,554
                                                ----------------   ---------------
                                                        635,685            314,876
                                                ----------------   ---------------

Income (loss) from operations                         (520,314)          (189,610)

Other income (expense)                                  290,000                 -

Provision for income taxes                                     -                -
                                                ----------------   ---------------

     Net income (loss)                         $      (230,314)   $      (189,610)
                                                  =============    ===============

Net income (loss) per share*                  $            (0.01) $         (0.01)
                                                 ================  ===============

*Weighted average number of common
   shares used to compute income (loss)
   per share                                         18,556,208         15,339,167


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1997

                                                        Six Months Ended June 30,
                                                           1997               1996
                                                    (unaudited)        (unaudited)
                                                ----------------   ---------------
Revenue:
     Rental income                              $       231,841    $       209,397
     Other income                                        18,657             81,218
                                                ----------------   ---------------
          Net revenue                                   250,498            290,615

Expenses:
     General and administrative                         214,947            339,784
     Engineering                                        190,739                  -
     Consulting fees                                    352,405                  -
     Salaries                                           144,761                  -
     Marketing                                           60,561                  -
     Rent                                                61,142                  -
     Depreciation                                        96,438             81,455
     Property and other taxes                            16,324             17,120
     Interest                                           171,951            152,427
                                                ----------------   ---------------
                                                      1,309,268            590,786
                                                ----------------   ---------------

Income (loss) from operations                       (1,058,770)          (300,171)

Other income (expense)                                  290,000                  -

Provision for income taxes                                     -                 -
                                                ----------------   ---------------

     Net income (loss)                         $      (768,770)   $      (300,171)
                                                  =============      =============

Net income (loss) per share*                  $           (0.04)$           (0.01)
                                                 ===============    ==============

*Weighted average number of common
   shares used to compute income (loss)
   per share                                         18,556,208         15,339,167


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 1997

                                                                Common Stock
                                                              Par Value $0.001                Additional
                                                      --------------------------------         Paid-In              Retained
                                                           Shares           Amount               Capital              Deficit
                                                      ----------------  ---------------      ---------------        --------------
Balances at 3/31/97                                         18,195,108  $        18,195          $ 6,163,105        $  (2,381,721)

   Issuance of common (restricted)                                                                                               -
      at $0.25 per share for cash                              557,000              557              130,832                     -
      at $0.25 per share for services                          165,200              165               41,135
Net loss for period                                                    -                 -                   -           (230,314)
                                                      ----------------  ---------------      ---------------        --------------

Balances at 6/30/97                                         18,917,308           18,917            6,335,072           (2,612,035)


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1997

                                                                6 Months Ended
                                                                     1997
                                                                  (unaudited)
                                                             --------------------
OPERATING ACTIVITIES
   Net loss                                                   $         (768,770)
   Adjustments to reconcile net loss to cash used
     by operating activities:
          Depreciation                                                    96,438

   Changes in operating assets and liabilities:
          Increase in escrow accounts                                     (3,145)
          Increase in accounts receivable, officer                       (17,650)
         .Increase in accounts payable                                    34,569
          Increase in deposits                                             4,917
          Decrease in wages payable                                      (20,050)
          Decrease in payroll taxes                                       22,234
          Increase in Accrued Interest                                    15,000
          Decrease in payable to stockholders                            (54,960)
          Decrease in current portion long-term debt                       (950)
                                                                  ---------------

Net cash required by operating activities                               (736,955)

FINANCING ACTIVITIES
   Proceeds from Convertible Secured Debenture                           600,000
   Amounts paid to stockholder                                          (140,790)
   Retirement of long-term debt                                          (12,936)
   Proceeds from sale of stock                                           743,726
                                                                  ---------------

Net cash provided by financing activities                              1,190,000
                                                                   --------------

INVESTING ACTIVITIES
   Sale of land option                                                (2,515,000)
   Acquisition of Investments                                          2,817,789

Net cash used by investing activities                                   (302,789)
                                                                -----------------

Increase (decrease) in cash and cash equivalents                         150,256

Cash and cash equivalents at beginning of period                           6,909
                                                                 ----------------

Cash and cash equivalents at end of period                       $       157,165
                                                                   ==============

SUPPLEMENTAL INFORMATION
   Cash paid for interest




                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 1997


PART I - FINANCIAL INFORMATION

BASIS OF PRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarters ended June 30, 1997 are not necessarily indicative of the results that can be expected for the year ended December 31, 1997.

NOTE 2: PRIVATE PLACEMENT

         The  Company  issued  a  Private  Placement   Memorandum   pursuant  to
Regulation D, Rule 505 revised on March 31, 1997) to sell an aggregate of 4,000,000 shares of restricted common stock for a total of $1,000,000; and has since revised the Memorandum on July 21, 1997 to sell an aggregate of 10,000,000 shares for a total of $1,000,000. During the three month period ended June 30, 1997, a total of $131,389 was raised (557,000 shares) pursuant to the Private Placement. During the prior three-month period ended March 31, 1997, a total of $78,250 was raised (313,000 shares).

NOTE 3: CONVERTIBLE SECURED DEBENTURES

         On April 9, 1997, the Company sold $600,000 in aggregate principal amount of 10% Convertible Debentures due April 30, 1999 under Regulation S. Sales commissions of 15% were paid. The Company placed 4,000,000 shares of restricted stock in escrow as security. Under the original terms of their issuance, the Series B Convertible Debentures are convertible into common stock at the lower of $.186 per share or 62% of the closing bid price of the common stock averaged over the five days prior to conversion. The issuance and sale of the Series B Convertible Debentures was intended to comply with Regulation S of the Securities Act.

         Based in part on the advice of outside legal counsel, the Company now believes that the validity of the convertibility of the Debentures is open to some question.

         The Company has booked the Debentures as long-term debt. Should conversion occur, there would be a corresponding entry in stockholders' equity, which would involve significant dilution of current shareholders.

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

Introduction

         The  following   discussion   pertains  to  the  Company's  results  of
operations and financial condition as of June 30, 1997 and 1996, respectively.

         The operations of the Company's meter reading operations and GAM Properties, Inc. real estate subsidiary are consolidated in the Company's financial statements.

         The Company's AMR operations have been, devoted to research and development and development of prototype installations of its AirLink(TM) automated meter reading system. Operations have been devoted primarily to engineering and administration.

         The Company has also pursued marketing and sales of its product line, and is involved in preparing to install three pilot installations of AirLink in Oregon, Utah, and Connecticut. These pilot installations are anticipated sometime in the third quarter of this year. The Company has filed for three patents with the U.S.
Patent Office.

         The Company is currently bidding on sales and installation of AirLink with a number of utilities in the U.S. and internationally. Sales of AirLink are highly dependent on the successful installation of its contracted pilot systems. While management is optimistic that its sales opportunities will bear positive results over time, it is likely that the sales cycle will be lengthy.

         The Company's other operations have been devoted to those of its wholly-owned GAM Properties, Inc. subsidiary. GAM owns and manages a number of residential and commercial income properties in California.

         The Company owns a 49% interest in Signature Leasing, LLC, a Nevada Corporation ("Signature"). The Company has not consolidated the operations of Signature as it was a minority shareholder at June 30, 1997.

Results of Operations

Revenues

         Rental income totaled $114,293 for the three month period ended June 30, 1997, an increase of $10,057 or 9.6% from the prior year period. This increase was due primarily to changes in the composition of the Company's property portfolio and to variable occupancy rates from the prior year period. Rental income for the six month period ended June 30, 1997 was $231,841 compared to $209,397 for the prior six month period; an increase of $22,444 or 10.7%. The San Diego rental market remains essentially flat; but the Company has been able to stabilize occupancy rates.

         Other income for the three months ended June 30, 1997 was $1,078. The Company has $21,030 from other income in the prior year, $20,000 of which was for payments from utilities for contracted pilot installation of its automated meter reading products. For the six month period ended June 30, 1997, the Company had other income of $18,657 compared to $81,218 in the prior year six month period.

Expenses

         Operating expenses for the three month period ended June 30, 1997 totaled $635,685 as compared to $314,876 for the prior year period, an increase of $320,809 or 101.9%. This increase is attributable to increased costs related to the broadened management and operations of the Company over the past year, particularly related to increased costs in support the Company's automated meter reading operations. Additionally, the Company's paid approximately $50,000 in legal and accounting expense in the second quarter. For the six month period ended June 30, 1997, operating expenses were $1,309,268 as compared to $590,786 for the prior year, an increase of $718,482 or 121.6%.

         Additional operating expenses for the three month period ended June 30, 1997 included engineering expenses of $102,844, which are directly attributable to the Company's automated meter reading operations.
For the six month period, engineering expenses were $190,739.

         Consulting fees, including fees paid were $141,000 for the second quarter; and $352,405 for the six month period ended June 30, 1997. These fees consist primarily of those paid for services related to the Company's financing activities.

         Salaries for the three month period ended June 30, 1997, which include those for management and support staff, were $77,206; salaries were $144,761 for the six month period.

         Marketing expenses for the three month period ended June 30, 1997 were $7,059 and $60,561 for the six month period.

         Rent paid for the three month period ended June 30, 1997 was $9,772 and $61,142 for the six month period.

         Depreciation expense was $48,219 for the second quarter of fiscal 1997 as compared to $40,727 in the previous year period, a decrease of $7,492 or 18.4%, which is attributable to changes in the Company's portfolio of properties. For the six month period ended June 30, 1997, depreciation was $96,438 as compared to $81,455, an 18.4% decrease.

         Interest expense was $100,469 in the second quarter period of 1997, an increase of $21,915 or 27.9% compared to the prior year second quarter period. Interest expense for the six month period ended June 30, 1997 was $171,951 compared to $152,427 for the prior year, an increase of $19,524, or 12.8%. The increases in interest expense are principally due to changes in the Company's real estate portfolio and the associated indebtedness.

         Property and other taxes for the three month period ended June 30, 1997 were $4,826 compared to $13,863 in the previous year's second quarter, a decrease of $9,037 or 65.2%. For the six month period ended June 30, 1997, taxes were $16,324 compared to taxes of $17,120 for the prior year's six month period, a decrease of $796 or 4.6%. The decreases are attributable to the changes in the composition of the Company's of real estate properties upon which value property taxes are assessed.

Automated Meter Reading Operations

         The Company has continued to fund the development efforts of its automated meter reading operations. During the second quarter, the Company continued its efforts to deploy its pilot systems in Oregon, Utah, and Connecticut. Installation of the pilot systems is anticipated in the third quarter.


         The Company has made several formal and informal presentations to utilities in the U.S. and internationally, and hopes to accelerate its marketing activities following successful deployment of pilot systems.

         In April, the Company announced today that it has filed a patent application with the U.S. Patent Office related to its AirLink automated meter reading technology. The application is the third patent application filed by the Company in support of its AirLink technology. The new application is related to the methodology used in AirLink meter reading units for revolving element utility meters.

         In May, the Company entered into an agreement with KIT Concerns of Brazil to distribute, on an exclusive basis, Greenland's AirLink automated meter reading ("AMR") system in Brazil. KIT, located in Rio de Janeiro, is a diversified company organized to develop new business opportunities in Brazil, particularly in the telecommunications and technology sectors.

         In June, Greenland entered into an agreement with International Power and Environmental Company ("IPEC") to represent the Company's AirLink system on a world-wide basis, for use in automating parking meters. IPEC, located in San Diego, California with offices in Los Angeles and Baja California is a diversified company organized to develop new business opportunities throughout the world, particularly in the utility, environmental, and technology sectors.

         In July, the Company entered into an agreement with StarCom U.S.A. whereby StarCom and Greenland will cooperate in presenting an integrated communications system for Puerto Rico encompassing up to 1.3 million utility meters.

         The Company continues to modify and improve its technology, and will use its field testing to continue this process in order to provide competitive advantage.

Real Estate Operations

         The Company's wholly-owned GAM Properties, Inc. subsidiary continued to work on adjusting the composition of its real estate portfolio during the second quarter of fiscal 1997 with the objective of maximizing its revenues and assets. The Company continues to reduce its debt on its properties and maintains its traditionally high occupancy rates in its rental properties.

         In May, 1997 the Company sold its option on its Tucson acreage to Eyre Trading Group, Ltd., which has subsequently changed its name to Natural Born Carvers, Inc., a specialty clothing company whose shares are publicly traded over-the-counter (symbol: CARV). Under the terms of the sale, Greenland received 1,100,000 shares of 5% Convertible Class B Preferred Stock at $5.00 par value per share. The shares are convertible in two years. The Company has booked these securities as an investment on its balance sheet at approximately $2.8 million.

         The Company expects to continue to look for asset enhancement through property, exchanges, acquisitions, and/or sales.

Liquidity and Capital Resources

         The Company's total assets were $8,431,718 at June 30, 1997, an increase of $377,402, or 4.7%, over to the year ended December 31, 1996. This increase in assets is based primarily on the sale of the Company's Tucson property for securities in a publicly traded specialty clothing company.

         At June 30, 1997, the Company's total liabilities were $4,689,764, an increase of $402,446 (9.4%) over the year ended December 31, 1996. The increase is attributable primarily to the Company's Convertible Secured Debentures. Stockholders' equity was $3,741,954 at June 30, 1997, a decrease of $25,044 (6.6%) over the year ended December 31, 1996.

         The Company had negative working capital of $305,622 at June 30, 1997. The Company's working capital has improved by $163,307 since the period ended March 31, 1997 and by $214,879 since the year ended December 31, 1996. The
Company is in the process of a private placement offering to sell up to 10,000,000 shares of restricted common stock to raise $1,000,000, which would eliminate the pressures associated with this condition. The Company is also investigating other corporate financing activities in order meet its ongoing requirements for working capital to grow its business.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         The Company is not involved in any litigation that would have a material adverse effect on the Company. However, there is the possibility of litigation related to the sale of the Convertible Secured Debentures pursuant to Regulation S. (See Note 3 to the Consolidated Financial Statements.)


ITEM 2 - CHANGES IN SECURITIES

         Not applicable.



ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.



ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

         None.



ITEM 5 - OTHER INFORMATION

         None.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - none.

         (b)  Reports on  Form 8-K

         Form 8-K filed April 18, 1997, related to the sales of equity securities pursuant to Regulation S.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         GREENLAND CORPORATION


August 12, 1997
                         /S/
                         -----------------------------------------------------
                         Eric W. Gaer
                         Chairman, President and Chief Executive Officer


August 12, 1997
                         /S/
                         ----------------------------------------------------
                         Gerry B. Berg
                         Chief  Financial Officer