Form 10QSB
period 1997-09-30
GREENLAND CORP
filed 1997-11-14
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                           Commission File No. 017833

                                    GREENLAND
                                   CORPORATION


          Nevada                                      87-0439051
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)
                                7084 Miramar Road
                                    4th Floor
                               San Diego CA 92121
              (Address and zip code of principal executive offices

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


   Class A Common Stock               23,182,707 Shares Outstanding
     $0.001 par value                    as of November 11, 1997

                     GREENLAND CORPORATION AND SUBSIDIARIES
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997

TABLE OF CONTENTS

         PART I.                    FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                               SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE
                                    MONTHS  ENDED  SEPTEMBER  30,  1997 AND 1996
                                    NINE  MONTHS  ENDED  SEPTEMBER  30, 1997 AND
                                    1996

                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                               STOCKHOLDERS' EQUITY AS OF SEPTEMBER 30, 1997

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               AS OF SEPTEMBER 30, 1997 AND 1996

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                               STATEMENTS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PART II.          OTHER INFORMATION

                           SIGNATURES

                     GREENLAND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               Sept. 30, 1997          Dec. 31, 1996
                                                                        ---------------------    --------------------
ASSETS                                                                            (unaudited)              (audited)

Current assets:
     Cash in bank                                                       $              11,054    $             6,909
     Escrow Accounts                                                                   11,002                  7,518
     Accounts receivable, officers                                                    148,348                130,398
                                                                        ---------------------    --------------------
          Total current assets                                                        170,404                144,825

     Rental properties, net of depreciation                                         4,913,006              5,054,875

Other assets:
     Land option                                                                            0              2,515,000
     Investments                                                                    2,967,893                152,893
     Capitalized software                                                             186,723                186,723
                                                                        ---------------------    --------------------

                                                                        $           8,238,026     $         8,054,316
                                                                        =====================     ===================

LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                                     $           150,807  $              74,550
     Tenant deposits                                                                   20,814                 20,814
     Property taxes payable                                                            68,782                 83,782
     Accrued wages payable                                                             29,750                 49,800
     Accrued payroll taxes                                                             55,914                 43,141
     Accrued interest payable                                                          39,139                 24,139
     Notes payable                                                                      5,000                  5,000
     Payable to Stockholders                                                           89,040                150,000
     Current portion of long-term debt                                                213,000                214,100
                                                                        ---------------------    --------------------
          Total current liabilities                                                   672,246                665,326

Convertible secured debenture                                                         600,000                      0
Payable to stockholders                                                                     0                140,790
     Long-term debt                                                                 3,465,471              3,481,202
                                                                        ---------------------    --------------------

          Total liabilities                                                         4,737,717              4,287,318

STOCKHOLDERS' EQUITY

Common stock
     $0.001 par value: 50,000,000 authorized; 22,315,173 shares
     issued and outstanding (15,214,460 at 12/31/96)                                   22,315                 15,214
Additional paid-in capital                                                          6,574,918              5,595.049
Retained deficit                                                                   (3,096,924)            (1,843,265)
                                                                        ---------------------    --------------------
          Total stockholders' equity                                                3,500,309              3,766,998
                                                                        ---------------------    --------------------

                                                                        $           8,238,026    $         8,054,316
                                                                        =====================    ===================


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended Sept. 30,
                                                           1997               1996
                                                    (unaudited)        (unaudited)
                                                 --------------    ---------------

Revenue:
     Rental income                               $      124,499    $       142,257
     Other income                                         7,027             11,748
                                                 --------------    ---------------
          Net revenue                                   131,526            154,005

Expenses:
     General and administrative                         463,832            205,277
     Depreciation                                        48,219             40,727
     Property and other taxes                             2,598             28,933
     Interest                                           101,766             98,922
                                                 --------------    ---------------
                                                        616,415            373,859
                                                 --------------    ---------------

Loss from operations                                   (484,889)          (219,854)

Other income (expense)                                        0                  0

Provision for income taxes                                    0                  0
                                                 --------------    ---------------

     Net loss                                    $     (484,889)   $      (219,854)
                                                 ==============    ===============

Net loss per share*                              $        (0.02)   $         (0.01)
                                                 ==============    ===============

*Weighted average number of common
   shares used to compute loss per share             20,643,240         16,048,835


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Nine Months Ended Sept. 30,
                                                           1997               1996
                                                    (unaudited)        (unaudited)
                                                 --------------    ---------------
Revenue:
     Rental income                               $      371,339    $       351,654
     AMR and other income                                10,685             92,966
                                                 --------------    ---------------
          Net revenue                                   382,024            444,620

Expenses:
     General and administrative                       1,488,387            545,161
     Depreciation                                       144,657            122,181
     Property and other taxes                            18,922             46,054
     Interest                                           273,717            251,349
                                                 --------------    ---------------
                                                      1,925,683            964,745
                                                 --------------    ---------------

Loss from operations                                 (1,543,659)          (520,125)

Other  income/expense                                   290,000                  0

Provision for income taxes                                    0                  0
                                                 --------------    ---------------

     Net loss                                    $   (1,253,659)   $      (520,125)
                                                 ==============    ===============

Net loss per share*                              $        (0.06)   $         (0.03)
                                                 ==============    ===============

*Weighted average number of common
   shares used to compute loss per share             20,643,249         16,048,835


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                Common Stock                  Additional
                                                              Par Value $0.001                  Paid-In         Retained
                                                           Shares           Amount               Capital         Deficit
                                                       ---------------   ---------------    ----------------   -------------

Balances at 3/31/97                                         18,195,108   $        18,195    $      6,163,105   $  (2,381,721)

   Issuance of common stock (restricted)
      At $0.25 per share for cash                              557,000               557             130,832               0
      At $0.25 per share for services                          165,200               165              41,135               0
Net loss for period                                                  0                 0                   0        (230,314)
                                                       ---------------   ---------------    ----------------   -------------

Balances at 6/30/97                                         18,917,308            18,917           6,335,072      (2,612,035)
                                                       ---------------   ---------------    ----------------   -------------

   Issuance of common stock (restricted)
      At $0.06 per share for services                        2,325,000            2,325              132,559               0
      At $0.10 per share for cash                            1,072,865            1,073              107,287               0
Net loss for period                                                  0                0                    0        (484,889)
                                                       ---------------   ---------------    ----------------   -------------

Balances at 9/30/97                                         22,315,173   $       22,315     $      6,574,918   $  (3,096,924)
                                                       ===============   ===============    ================   =============


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       9 Months Ended           9 Months Ended
                                                                       Sept. 30, 1997           Sept. 30, 1996
                                                                         (unaudited)              (unaudited)
                                                                       ------------------       ---------------
OPERATING ACTIVITIES
   Net loss                                                            $       (1,253,659)      $      (520,125)
   Adjustments to reconcile net loss to cash used
     by operating activities:
          Depreciation                                                            144,657               122,182
          Stock issued for services/debt                                          324,249                94,968

   Changes in operating assets and liabilities:
          Increase in escrow accounts                                              (3,484)               (3,217)
          Increase in accounts receivable                                               0               (10,000)
          Increase in prepaid expenses                                                  0               (41,000)
          Increase in capitalized software                                              0               (89,646)
          Increase in accounts receivable, officer                                (17,950)              (55,898)
          Increase in accounts payable                                             76,257                50,893
          Decrease in tenant deposits                                                   0                (1,721)
          Decrease in property taxes                                              (15,000)               26,411
          Decrease in wages payable                                               (20,050)               49,800
          Increase in payroll taxes                                                12,773                     0
          Increase in interest payable                                             15,000                     0
          Decrease in payable to stockholder                                      (60,960)                    0
          Decrease in current portion long-term debt                               (1,100)              (13,356)
                                                                       ------------------       ---------------

Net cash required by operating activities                                        (799,267)             (390,709)
                                                                       ------------------       ---------------

FINANCING ACTIVITIES
   Proceeds from convertible secured debt                                         600,000                     0
   Retirement of payable to stockholder                                          (140,790)              (10,000)
   Retirement of long term debt                                                   (15,731)              145,669
   Repayment of loan                                                                    0               (45,000)
   Proceeds from sale of stock                                                    659,933               455,610
                                                                       ------------------       ---------------

Net cash provided by financing activities                                       1,103,412               546,279
                                                                       ------------------       ---------------

INVESTING ACTIVITIES
   Sale of land option                                                         (2,515,000)                    0
   Acquisition of rental properties                                                     0              (121,582)
   Acquisition of investments                                                   2,815,000                     0
                                                                       ------------------       ---------------

Net cash used by investing activities                                            (300,000)             (121,582)
                                                                       ------------------       ---------------
Increase (decrease) in cash and cash equivalents                                    4,145                33,988

Cash and cash equivalents at beginning of period                                    6,909                 8,523
                                                                       ------------------       ---------------

Cash and cash equivalents at end of period                             $           11,054       $        42,511
                                                                       ==================       ===============

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                              $          101,766       $        98,922


                 See accompanying notes to financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1997

PART I - FINANCIAL INFORMATION

BASIS OF PRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that can be expected for the year ended December 31, 1997.

NOTE 2: PRIVATE PLACEMENT; EQUITY FINANCING

         The Company issued a Private Placement Memorandum pursuant to Regulation D, Rule 505 during the first quarter (and revised on April 9, 1996 and on August 23, 1996) to sell an aggregate of 4,000,000 shares of restricted common stock for a total of $1,000,000. During the three month period ended September 30, 1997, a total of $108,360 was raised pursuant to the Private Placement. The total amount raised pursuant to the Private Placement for the nine month period ended September 30, 1997 was $317,999.

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

         Based in part on the advice of outside legal counsel, the Company believes that the validity of the convertibility of the Debentures is open to some question and the Company has been sued by the Holders of the Debentures to force conversion. The Company is defending its position and is, at this time, uncertain as to the outcome of these proceedings. (See Part II, Item 1, "Legal Proceedings.)

         The Company has booked the Debentures as long-term debt. Should conversion occur, there would be a corresponding entry in stockholders' equity, which would involve significant dilution of current shareholders. 4,000,000 shares of the Company's restricted common stock has been placed in escrow to cover such conversion.

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

Introduction

         The  following   discussion   pertains  to  the  Company's  results  of
operations  and  financial   condition  as  of  September  30,  1997  and  1996,
respectively.

         The operations of the Company's meter reading operations are consolidated in the Company's financial statements. The Company's AMR operations have been devoted primarily to research and development. The Company has contracted for the installation of test systems of its AirLink(TM) automated meter reading system for three utilities in Oregon, Utah, and Connecticut. The Company hopes that the success of these test systems will result in orders for full buildout of AirLink systems.

         The Company's other operations have been devoted to that of its wholly-owned GAM Properties, Inc. subsidiary. GAM owns and manages a number of residential and commercial income properties in California.

         The Company  owns a 49% interest in  Signature  Leasing,  LLC, a Nevada
Corporation ("Signature"). Signature is a commercial leasing company. The Company has not consolidated the operations of Signature as it was a minority shareholder at September 30, 1997.

Results of Operations

Revenues

         Rental income totaled $124,499 for the three month period ended September 30, 1997, a decrease of $17,758 or 12.5% from the prior year period. This decrease was due primarily to changes in the composition of the Company's property portfolio and variable occupancy rates from the prior year period. Rental income for the nine month period ended September 30, 1997 was $371,339 compared to $351,654 for the prior nine month period; an increase of $19,685, or 5.6%. The San Diego rental market remains essentially flat; but the Company has been able to stabilize occupancy rates and, in certain cases, to increase rental rates.

         Other income for the three months ended September 30, 1997 was $7,027 compared to $11,748 in the prior year period, a decrease of 4,721, or 40.2%. The decrease is due to the lack of revenues associated with new charges to utilities for testing of AirLink systems. For the nine month period ended September 30, 1997, the Company had other income of $10,685 compared to $92,966 of other income in the prior year nine month period. In the previous fiscal nine-month period, $30,000 was attributed directly to test installations of the Company's AirLink system. The Company has had no income from such activities in the fiscal 1997.

Expenses

         General and administrative expenses for the three month period ended September 30, 1997 were $463,832 as compared to $205,277 for the prior year period, an increase of $258,555 or 126%. This increase is attributable to increased costs related to the broadened management and operations of the Company over the past year, particularly related to financing activities and increased staff to support the Company's automated meter reading operations. For the nine month period ended September 30, 1997, general and administrative expenses were $1,488,387 as compared to $545,161 for the prior year, an increase of $943,226.

         Depreciation expense was $48,219 for the third quarter of fiscal 1997 as compared to $40,727 in the previous year period, an increase of $7,492 or 18.4%, which is attributable to changes in the Company's portfolio of properties. For the nine month period ended September 30, 1997, depreciation was $144,657 as compared to $122,181 in the previous year's nine month period.

         Interest expense was $101,766 in the third quarter period of 1997, an increase of $2,844 or 2.9% compared to the prior year third quarter period. Interest expense for the nine month period ended September 30, 1997 was $273,717 compared to $251,349 for the prior year, an increase of $22,368, or 8.9%. The decrease in interest expense during the nine month period ended September 30, 1997 is due primarily to changes in the Company's real estate portfolio and the associated indebtedness.

         Property and other taxes for the three month period ended September 30, 1997 were $2,598 compared to $28,933 in the previous year's second quarter, a decrease of $26,335 or 91.1%. For the nine month period ended September 30, 1997, property taxes were $18,922 compared to taxes of $46,054 for the prior year's nine month period, a decrease of $27,132 or 58.9%. The decreases are attributable to the changes in the composition of the Company's of real estate properties upon which value property taxes are assessed.

Real Estate Operations

         The Company's wholly-owned GAM Properties, Inc. subsidiary continued to post losses during the three-month and six-month periods despite efforts to improve the composition of its real estate portfolio.

         On October 22, 1997, the Company signed a Letter of Intent with Golden Age Homes, Inc. ("Golden Age") to sell Greenland's GAM Properties, Inc. subsidiary to Golden Age for convertible preferred stock of Golden Age. The terms of the transaction provide for the Company to receive Golden Age shares that are equivalent to the net asset values of the Company's real estate properties. The transaction is subject to the approval of the shareholders of both companies, which is scheduled to take place in the fourth quarter of fiscal 1997.

         Notwithstanding the above, management had been working on alternative plans to exchange its equity in selected properties in order to improve the Company's cash flow. Additional financing would be required in the future in order to enable the Company to achieve better financial results from its real estate operations.

Automated Meter Reading Operations

         The Company has continued to fund the research and development efforts of its automated meter reading operations. During the third quarter, the Company participated as an exhibitor at the Automated Meter Reading Association symposium in Chicago, Illinois to promote its AirLink system.

         The Company has agreements to install test systems in Oregon with Emerald Peoples Utility District; in Utah with Springville City Electric; and in Connecticut with the Third Taxing District of Norwalk. The Company has begun installation of tests in both Oregon and Connecticut and plans to begin the Utah installation in the fourth quarter of fiscal 1997. During these tests, Company personnel deploy a number of AirLink devices in the field to function in everyday utility conditions. Modifications are made to maximize performance, improve functionality, and make required changes. This process is expected to continue for the balance of fiscal 1997 in an effort to reach optimum functionality and performance for anticipated marketing and sales to prospective customers worldwide.

         The Company continues to modify and improve its technology, and will use its field testing to continue this process in order to provide competitive advantage. The Company is currently in discussions with several dozen utility companies in the United States and internationally related to installation of test systems or full buildout.

         The Company has also signed several agreements with other companies in order to represent AirLink. In July, the Company entered into an agreement with StarCom U.S.A. whereby StarCom and Greenland will cooperate in presenting an integrated communications system for Puerto Rico encompassing up to 1.3 million utility meters.

Liquidity and Capital Resources

         The Company's total assets were $8,238,026 at September 30, 1997, an increase of $183,710 (2.3%) from the year ended December 31, 1996. This increase in assets is based on changes in the composition of the Company's real estate portfolio.

         At September 30, 1997, the Company's total liabilities were $4,737,717, an increase of $450,399 (19.2%) over the year ended December 31, 1995. The increase is attributable primarily to changes in accounts payable and the addition of $600,000 in debt associated with the Company's Convertible Secured Debentures. Stockholders' equity was $3,500,309 at September 30, 1997, a decrease of $266,689 (7.1%) over the year ended December 31, 1995.

         The Company had negative working capital of $501,842 at September 30, 1997. The Company has only recently begun marketing its automated meter reading technology and products and there can be no assurance that revenues from such efforts will be forthcoming in the immediate near future. Consequently, the Company will require additional capital to offset ongoing losses from operations. The Company is in the process of a private placement offering to sell up to 4,000,000 shares of restricted common stock to raise $1,000,000, which would help eliminate the pressures associated with this condition. The Company has signed a Letter of Intent with Golden Age Homes, Inc. for the sale of its GAM Properties subsidiary in order to enhance cash flow. Management continues to explore additional financing opportunities.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         At this time, the Company is involved in one legal matter related to its sale of convertible debentures pursuant to Regulation S last April. On the advice of counsel, the Company did not convert any of the debentures when requested by Holders of said debentures. The Holders have sued the Company in Federal Court in Nevada to force conversion of the debentures into common stock of the Company pursuant to the original terms. The Company is preparing an answer to the lawsuit and plans to pursue all of its legal remedies, including aggressive defense, countersuit, and out-of-court settlement with the Holders. The Company has placed 4,000,000 shares of its restricted common stock in escrow to cover the conversion privileges of the Holders.

         The Company's officers and directors are aware of no other threatened or pending litigation which would have a material, adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES

         Not applicable.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

         On October 27, 1997, the Company issued a Proxy Statement to shareholders to vote at a Special Meeting of Shareholders to be held on December 5, 1997. The purpose of this meeting is to vote two (2) matters: (1) the sale of the Company's GAM Properties, Inc. subsidiary to Golden Age Homes, Inc.; and (2) to amend the Company's Articles of Incorporation to effect the increase of its authorized common stock to 100,000,000 shares.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - none.

         Reports on Form 8-K - none.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           GREENLAND CORPORATION


November 14, 1997          Signed
                           --------------------------------------------------
                           Eric Gaer
                           President and Chief Executive Officer


November 14, 1997          Signed
                           --------------------------------------------------
                           Gerry B. Berg
                           Chairman and Chief Financial Officer