Form 10KSB
period 1997-12-31
GREENLAND CORP
filed 1998-05-14
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 (Fee Required)
                   For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                (No Fee Required)

                         Commission File Number: 017833
                                    GREENLAND
                                   CORPORATION
             (Exact Name of Registrant as specified in its charter)


         Nevada                                     87-0439051
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)
                                7084 Miramar Road
                               San Diego, CA 92121
              (Address and zip code of principal executive offices

                                 (619) 566-9604
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: 25,000,000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([delta]229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. X As of April 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,779,593, based upon a $0.0425 per share trading price on that date. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


   Class A Common Stock            41,872,787 Shares Outstanding
     $0.001 par value                    as of May 7, 1998
                       DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

     Traditional Small Business Disclosure Format (check one): Yes X No |_|

                                     PART I
Item 1.
Business
         Greenland is a corporation formed on July 17, 1986 as Zebu, Inc. On September 11, 1994, the shareholders approved changing the name of the company to Greenland Corporation. The principal place of business and general offices of the Company are located at 7480 Miramar Road, 4th Floor, San Diego, California 92121, Phone (619) 566-9604, (800) 234-4226.
     In September of 1994, the Company acquired GAM Properties, Inc. ("GAM") and has subsequently acquired additional real estate properties in San Diego, California and Tucson, Arizona. In May 1997, the Company sold its interest in its Tucson, Arizona property to Natural Born Carvers, Inc. for stock. In December 1997, the Company sold GAM to Golden Age Homes, Inc. for stock.
         The principal business of the Company is the development and marketing of advanced communications technology known as automated meter reading ("AMR"), which will enable utilities to automate meter reading functions via the Company's AirLink(TM) system. The technology was developed initially by Ariel Systems, Inc., which was acquired by Greenland in June 1996. AIRLINK(TM) AUTOMATED METER READING SYSTEM
         In 1991, engineers currently employed by the Company began research and development on a device that could read utility meters and transmit the data for use by utility companies in customer billing and load/resource management.

         Greenland's strategy is grounded in bringing a new class of information gathering and communications systems to the utility industry. Our products provide significant added value to utility service through cost savings, resource management, security, and management intelligence.
         The Company provides products that can easily be adapted to address a number of different utilities while simultaneously providing for individual customer requirements. The Company's principal target market consists of utility providers in the U.S. and abroad. The 1990 U.S. Census reports approximately 3,100 counties in the U.S. encompassing over 101 million homes and approximately 238 million meters. There are several competitors in the automated meter reading ("AMR") industry, and there is increasing industry demand for meter reading automation.
         The technology used in the AirLink system (the Company has applied for a number of patents) is a combination of digital hardware, radio transmission, and software, that, when attached to a standard water, electric, gas, or other traditional utility meter, will "read" the meter, store the data, and transmit it back to a computer for use by the utility company. The device requires virtually no maintenance. The need for personnel to physically read these meters is eliminated. Additionally, the AirLink system will enable utilities to monitor resource usage by consumers and to institute differential billing based upon use of the resource and the time of use.

The Market
         Like telecommunications companies, utilities are going through a period of rapid change characterized by deregulation in the United States and either deregulation or privatization in a number of other countries. While the real race may be to develop unique products and services to capture the customer, the bottom line is the urgency for utilities to capitalize on the interactive services that technology is making possible. Utility companies must learn to drive cost out of their operations while improving service quality and adding new features.
         Meters, which measure the flow of resources (electricity, natural gas, water) are a utility's lifeline. Automated meter reading of electric, gas, and water meters has the near-term potential of significantly reducing utility company costs. However, additional features and functions may ultimately prove more valuable to the industry. These include: utility load control management, theft and tamper detection, service interruption detection, and automation of some parts of the distribution system.
         AirLink represents a "smart" network that will enable utilities to more efficiently and effectively manage costs and service quality. It is a completely wireless system designed as a communications link between a utility and every individual user of resources in its service area.

         As one would expect, the United States represents the most sizable market for delivery of essential utility services such as water, electricity, and natural gas. Accordingly, the U.S. represents the largest single market for meter systems and services - over 100 million homes comprising over 300 million meters.
         Market surveys show that automated meter-reading devices can be grouped into three basic types with increasing levels of sophistication: (1) hand-held,
(2) hard-wired, and (3) radio telemetry.
         Hand held devices are used by meter reading personnel that replace hand-written data through key entry. The individual meter reader keys the meter reading into a hand-held recorder that places the data onto a recording media, such as tape, for later loading into a computer program. This tool eliminates one or more steps in the transcription process, but does nothing to improve meter reading productivity. This technology is currently being employed by water, gas, and electric utility companies. Meter reading personnel must be able either to see the meter face and transfer the reading into a recorder, or to touch its face or a special plate with a wand or other reading device. The primary benefit of hand held devices is that they eliminate the hand-written recording of meter data and subsequent manual data entry into the utility's billing computer. Wand-type devices, however, require a special meter that contains electronic circuitry for the system to function. While this may be viable for new housing developments, it is not practical for existing communities due to the high cost associated with replacement of existing meters.
         Hard-wired devices include automated meter-reading devices that are interfaced to existing telephone circuits (or other wired connections). This method represents a relatively high capital investment and the need for a telephone or other hard-wired connection. Devices currently in use have been implemented with telephone circuits to transmit data directly to a utility. One device uses a dial-in technique whereby the meter dials the telephone number of a computer system and transmits the reading. An alternative system employs a dial-out method whereby the utility's host computer dials the telephone number of the meter in order to acquire the meter data. In both systems, telephone line charges apply. Another system currently in use implements a hard-wired system for metering electric usage. The system uses a distributed network of microcomputers to collect data from a group of instrumented meters. Existing power lines are used for data communications until the line reaches a transformer. There are physical limitations associated with the amount of data that can be passed through power lines. However, the system will allow remote reading and control functions for an electric utility. These systems are very capital intensive and require a significant level of technical support related to installation and maintenance. Nevertheless, hard-wired systems have advantages over hand-held devices since they are automated and can be accessed at any time to obtain meter readings in support of load management activities. It is potentially very costly for a utility to install these systems due to the complex communications, networking, and interface electronics required for meter sensing. In addition to the high capital costs, these systems are somewhat limited by the inherent physical constraints of the telephone system (or other hard-wired connection) band width. Timing becomes critical in an environment with a large population of meters. The time required to dial, establish communications, transmit data, and close communications is critical to the effectiveness of these devices. Although they provide a potentially long service life, they are inherently limited due to the time required to complete a reading cycle.
         Radio telemetry devices, until recently, have been limited to collection of data by a mobile platform to collect the data from meter sensing devices via radio telemetry. The basic requirements of these systems to be successful are that (1) the system must provide more than a single data point;
(2) the system must be non-intrusive and capable of retrofitting to the installed base of meters; (3) the operator interface must be designed so that it can be easily used by existing meter reading personnel; (4) the system must be reliable, inexpensive, and capable of operating in harsh environments; and (5) the meter reading unit must be capable of being mounted to the meter in such a way as to allow for the manual reading of the meter in case of system failure. Unfortunately, existing systems have not met these requirements in total. A major disadvantage is that meter reading personnel must still be used for the data collection process. Notwithstanding the reduction in personnel requirements, staff must be retrained and re-deployed to serve the system from vehicles designed to interact with the communication of data from each meter to the collection point(s). A second major disadvantage is that these systems have not been designed to adequately function in all conditions (i.e. in sunlight, or harsh weather conditions). Additional technical challenges have yet to be solved to a reasonable degree to insure total system reliability. These include transmission inconsistencies, route coordination, etc.
         Traditional meter reading methodology does not provide utilities the ability to implement incremental billing to enable differential charges for usage based upon usage patterns that impact resource management. In an increasingly automated age, utility companies must adapt to technologies that have the potential to increase their productivity and level of customer service. Automating meter reading is one of the principle methods by which utilities can positively transform their operations.
         The following table illustrates the market potential for the AirLink system in the U.S. Over the next several years, the Company's objective is to achieve 5% market penetration, based upon these statistics (U.S.
Census, 1990).

                     Units        County Average     Total Sales Value     County Sales Value
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
---------------- -------------- ------------------- -------------------- ----------------------

AirLink Technology and Product
         The AirLink wireless meter reading network is made up of essentially two parts: (1) the meter reading device that is installed on the utility meter itself, and (2) collection stations, which are located at intervals throughout the service area. The system takes an electronic "picture" of the meter's output, creates a digital "packet" of the actual meter reading, and transmits the data to the collection station. The data is then available to the utility company to incorporate into their existing computer systems for billing and statistical analysis. (A database software interface is provided for virtually any system.) The meter reading device is easy to install and to maintain. Most installations are estimated at minutes in duration. Meter Reading Device.
         AirLink meter reading devices will be available for any kind of utility meter. Circuitry is provided to capture data from the meter and to translate it for digital transmission. The major components include a transmitter with a specialized antenna; receiver; power supply with supercapacitor (battery); an internal computer to translate data; and, memory for storage of data.
         Utility meters are read via sensors, which detect the rotation of moving parts inside the meter or the register of the meter (depending upon the type of meter to be automated). The most common AirLink application for electric meters includes a sensor circuit that includes a photo-transistor, which consists of an optical detector and a light emitting diode (LED). A system of measurement established by the International System of Units is the basis by which the AirLink device is calibrated.
         The AirLink meter reading device is designed to last for many years without the need for repair or replacement. It is powered by line voltage and a supercapacitor. Water and natural gas meters are powered with a long-life lithium battery that must be changed every three to ten years.
         The meter reading device has its own computer circuitry, including memory, in order to save data for up to one month to provide redundancy of data, and to insure against data loss due to vandalism, power outage, etc. Communications.
         Greenland's patent-pending communications protocol and antenna technology will enable utilities to receive data from many thousands of meters in short periods of time.
         The AirLink system provides for communications both to each meter and from each meter back to its local collection station. The system polls each meter and each meter scans for a clear, open channel prior to transmission of data to collection units. AirLink's proprietary communications protocol enables the system to function efficiently and effectively, even in high density RF traffic.
         There are a number of benefits to this 2-way solution. Value-added enhancements can be added to the AirLink system as it communicates bi-directionally. These might include the ability to remotely activate or deactivate nodes on the system, reading multiple meters at each location, etc.

Cell Site Data Collection/Transmission.
         Collection stations are arrayed strategically as "cell sites" in order to receive data from each meter and to transmit the data to the central computer at the utility's billing office.

         Each stop in the data network has its own requirements in order to provide accurate, redundant information on resource usage. Utilities will find the system useful in saving reading costs and in the increased management reporting capabilities provided by an AirLink network.
         A data accumulator is built-in to the system to enable the collection of load management information. The system can provide separate daily usage levels for each of several previous days; and it stores highest and peak demand data. The system allows utilities to incorporate time-differential billing by segregating data into hourly (or sub-hourly) periods.

         The AirLink device at the meter also includes circuitry that detects power interruption. In the event of a power failure or tampering at the meter site, the system will immediately transmit such status within seconds of an event. A number of safeguards and security features are incorporated to enhance performance, reliability, and maintenance. Internal diagnostic circuitry will detect low power and communications errors. Each receiver cell site may be linked to transfer the collected data to the main billing office, or collected data may be transferred by other methods such as telephone link, memory card swap, or mobile RF links. Water and Gas.
         Greenland's AirLink system can be deployed for use in water and gas meter applications. The technology is designed to meet the special technological and environmental challenges that are faced by water and gas utilities. Water meters, in particular, are generally located below ground, in dark, inhospitable conditions, without readily available power or communications links. This presents unique difficulties in automating data transfer. Gas meters do not provide an accessible power source; battery power is the only available option, which requires the use of advanced technology to eliminate the need for frequent change out of batteries.

Competition

         The AirLink wireless meter reading network will significantly increase a utility's ability to manage its resource consumption by providing information that is not readily available through existing metering technology. AirLink technology provides improved resource management, time-of-use (TOU) information, better peak- demand monitoring, and security. Its ability to provide differential billing, and providing real-time usage information for public (PUC) reporting, has the potential of further reducing overall costs for the utility.

Fixed Network RF System - The AirLink system is a fixed wireless network. Comparisons are made between AirLink and its two most widely discussed competitors, Itron and CellNet.

Price Per Data Point - AirLink pricing, at this time, is $60 to $75 per meter in order to retrofit each electric meter with AirLink electronic circuitry. Itron sells units for $80 and above, most requiring a new meter to be installed to accommodate Itron electronic components. CellNet does not quote pricing for sale as the system is available only to utilities under long-term (10-15 years) contracts under which CellNet bills the utility for each "read" of a meter in the system.

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

Signal Distance - Meter to Collection Station - AirLink is installed using both FCC Part 15 and Part 90 communications specifications. Frequencies under Part 90 are licensed by the FCC. Part 15 is an unlicensed frequency that is prone to signal interference; and signal strength is quite limited. The AirLink system, under low power conditions dictated by Part 15, includes additional (yet, low cost) collections stations to mitigate transmission inefficiencies. Itron deploys their system under FCC Part 15. CellNet, alternatively, deploys their system under a licensed frequency. However, the link between field collection stations and the meters is FCC Part 15. AirLink, under Part 90, using 5 to 10 watts of power, is estimated to provide coverage of over 10 miles radius from data point to collection point. Competitive systems are limited to approximately 1/2 mile. In situations in which AirLink is deployed under Part 15 (due to unavailability of a licensed frequency under Part 90), AirLink will provide up to 1 mile of coverage. The high data rates (throughput) of the AirLink system enables the system to accommodate large numbers of meters.

Data Throughput - The
AirLink system sends data packets at a rate of 10,000 bits per second; but sends packets in millisecond intervals. The result is an effective throughput of approximately 100,000 bits per second, as compared to 9,600 bits per second for most competitors. The speed of transmission enables AirLink to accommodate a far greater number of meters in the system. Under Part 15, this is particularly important since FCC regulations require that the user of the frequency avoid dominating the airwaves.

FCC Part 15/FCC Part 90 - FCC Part 15 mandates that devices accept interference from any other device and, at the same time, avoid interfering with other devices. In order to meet these requirements, Part 15 devices use very low power levels for data transmission. Traditional, slow transmission data rates complicate the challenge because only small amounts of data can be transferred in order to avoid interference. Additionally, data is often corrupted, and the system must be designed to account for inconsistencies and inaccuracies. Part 15, therefore, presents considerable challenges when designing a system that must accurately read meters and then transmit such data to a central station for use by a utility for billing and analysis. Part 90 enables the use of higher power, which provides greater transmission length. But the fundamental benefit of Part 90 over Part 15 is that a dedicated, licensed frequency is made available to the user, which eliminates the challenges of interference of data. In a 2-way system such as AirLink, it allows for the system to poll each data point and to confirm the reception of information (including reads, status, etc.).

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

Database Software Requirements - AirLink is an "open" system. All data is fed to a flat-file database that is accessible to other system software (such as billing systems) in use by the utility. No special software interfaces are required to access the AirLink database. Alternative systems generally require a custom- designed database structure. Itron, for example, charges an additional $200,000 for software to run their network.

Network Management Software Requirements - AirLink provides, as part of its overall system, software to enable system management in conjunction with the database. This software is primarily used to create and transmit commands (read, status, etc.) to each data point (meter) in the system. It will also manage the protocol that polls meters and reports anomalies in meter status (power interruption, etc.). The basis of this protocol is that there are 10,000 data "slots" per second; 1,000 slots are reserved for meter reads.

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

Other Features - AirLink provides a number of other features and functions; some of which are unique and others which are competitive. These include remote connect/disconnect of meters, remote configuration of data points, demand metering, tamper and outage detection, and advanced metering features for large-scale industrial users.

Employees

         Including its officers, the Company presently employs five full-time employees, two (2) of whom are primarily engaged in administration and marketing; two (2) in engineering and AMR product development. The Company uses independent consultants for a variety of tasks, including engineering, shareholder relations, and marketing.

Item 2.
Description of Property

         Greenland and its subsidiaries currently occupy approximately 7,500 square feet of office space comprising the entire fourth floor of 7084 Miramar, San Diego, California 92121. The Company entered into a three-year lease, commencing January 1, 1997, with three (3) three-year options to extend its tenancy. During the first year of the lease, the Company was granted reduced rent while it occupied only approximately 5,700 square feet.


Item 3.
Legal Proceedings
         In May 1998, the Company settled all its remaining litigation related to its sale of convertible debentures pursuant to Regulation S in April 1997.
The Company's officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company (Also see Notes to Financial Statements.)

Item 4.
Submission of Matters to a Vote of Security Holders

         A Special Meeting of Shareholders of the Company was held on December 5, 1997 (the "Special Meeting") at the main offices of the Company. A Proxy statement, which was filed on Form 14-A, was first sent to stockholders on or about October 27, 1997. The Special Meeting was adjourned due to a lack of a quorum. Following the meeting date, additional proxies were delivered to Greenland constituting a quorum. 13,423,092 shares were voted representing 60% of the issued and outstanding shares of Greenland common stock as of the Record Date of October 27, 1997. The Board of Directors reconvened the Special Meeting of Shareholders on December 15, 1997 to consider the measures on the Proxy Statement.

     Measure No. 1 requested shareholder approval to exchange the stock of the Company's wholly-owned GAM Properties, Inc. subsidiary for Class A Convertible Preferred stock of Golden Age Homes, Inc. Of the shares voted, 10,241,046 (76%) voted FOR the measure; 51,519 voted AGAINST, and 3,130,527 (23%) abstained.

         Measure No. 2 requested shareholder approval to amend the Company's bylaws to effect the increase of its authorized common stock from 50,000,000 shares to 100,000,000 shares. Of the shares voted, 9,435,041 (70%) voted FOR the measure; 787,636 (6%) voted AGAINST, and 3,201,050 (24%) abstained.

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded in the over-the-counter market, and quoted on the OTC Electronic Bulletin Board. The Company's common stock has traded, during the fiscal year ended December 31, 1997 between $0.35 and $0.10 per share. The number of shares of record of common stock, $.001 par value, of the Company was 37,872,787 at April 15, 1998. The Company has not yet adopted any policy regarding payment of dividends.


                                      High              Low
Quarter ended Mar.31         $        0.34    $        0.20
Quarter ended Jun.30                  0.35             0.13
Quarter ended Sep.30                  0.20             0.10
Quarter ended Dec.31                  0.20             0.10
--------------------------  --------------  ---------------

Item 6.
Management's Discussion and Analysis or Plan of Operation

         The following discussion pertains to the Company's results of operations and financial condition as of the end of and for each of the years in the two year period ended December 31, 1997.
         Greenland's strategy revolves around the development and deployment of information gathering and communications systems for utility industry. The Company's AirLink product enables utilities to improve the value of their services to customers through cost savings, resource management, security, and management intelligence. The AirLink system is a sophisticated electronics hardware and software product. Product development and testing has required ongoing investment in engineering, research and development, market research, and early marketing activities.
         The Company has invested, and continues to invest, considerable time and effort in development of the concept, assembling a development team, analyzing the market (including field research), planning the business, creating prototype devices, and contracting for the installation of pilot systems at utilities in the U.S. and in selected international markets.
         Greenland's marketing strategy is based upon providing products that can easily be adapted to address a number of different utilities while simultaneously providing for individual customer requirements. The Company uses a direct sales approach (as opposed to third-party distribution) in its effort to place its products in the market. Marketing support is provided through public relations and participation in selected industry conferences and trade shows.
         Initial sales strategy relies heavily on building relationships with utilities (especially electric utilities for whom an AirLink solution is nearest to completion) and providing pilot systems under an experimental FCC license, which is currently held by the Company. Initial response has been positive and the Company believes that this strategy will serve to reduce the time from initial contact to full deployment of systems.
     Pursuant to shareholder approval, in December of 1997, the Company sold its GAM Properties, Inc. real estate subsidiary to Golden Age Homes, Inc., a San Diego-based residential care company. The Company received stock in Golden Age Homes. (Also see Notes to Financial Statements.)
                  The Company owns a 49% interest in Signature Leasing, LLC, a Nevada Corporation ("Signature"). Signature is a commercial leasing company The Company does not consolidate the operations of Signature as it is a minority shareholder. (Also see Notes to Financial Statements.)

Results of Operations
AMR Sales
     Revenues from pilot projects totaled $15,000 in fiscal 1997. In the previous year, pilot project revenues were $40,000. The Company continues to refine its AirLink technology; and pilot installations serve as a platform for ongoing testing and performance evaluation.
Other Income
         Other income totaled $11,381 for the year ended December 31, 1997. This income consisted of interest earned on bank deposits and services provided by the Company outside of its AMR operations. In the previous fiscal year, the Company aggregated rental income from its GAM Properties, Inc. subsidiary, which was sold in December 1997. Other income was $65,015 for the year ended December 31, 1996 Expenses
         In December 1997, the Company sold its GAM Properties, Inc. ("GAM") subsidiary. Income and expenses associated with GAM have been previously consolidated on the Company's financial statements. The financial statements for the fiscal year ended December 31, 1997 do not include such income and expenses. Accordingly, comparative references between fiscal 1997 and fiscal 1996 exclude GAM operations.
         General and administrative expenses for the year ended December 31, 1997 were $1,820,050 as compared to $639,462 in fiscal 1996, an increase of $1,180,588, or 185%. This increase is attributable to increased costs related to management and operations of the Company. The cost of outside consultants accounted for $636,580 (53.9%) of general and administrative expenses.
     The Company had depreciation expense of $12,134 for fiscal 1997 on its property and equipment. There was no depreciation claimed in fiscal 1996.
         Interest expense was $38,257 for the year ended December 31, 1997, an increase of $34,326 over the previous fiscal year.
         Property and other taxes for the year ended December 31, 1997 were $44,708 compared to $9,001in the previous fiscal year; an increase of $35,708 or 397%. The increase is directly attributable to the Company's disposition of its real estate properties, which were sold in December 1997.

         The Company had no bad debt as of December 31, 1997 as compared to $59,668 in fiscal 1996.

         Pursuant to shareholder approval, the Company sold, in December 1997, its GAM subsidiary to Golden Age Homes, Inc. ("Golden Age"). The Company received 290,000 shares of Golden Age Class A Convertible Preferred stock valued at $1,450,000. As a result of this transaction, the Company had a gain on the sale of its properties of $531,388; and it had a loss from discontinued operations of $190,660. (See Notes to Consolidated Financial Statements.)

AirLink Operations
         The Company continues with the ongoing development and marketing of its AirLink automated meter reading system for utilities. The Company introduced AirLink, for the first time, in June 1996. During the course of fiscal 1996, the Company entered into agreements to install AirLink pilot systems in Oregon, Utah, and Connecticut. During 1997, the Company has installed various iterations of the technology in Connecticut and Oregon. As a result of these pilot tests, the technology has been improved and the Company expects to install these improved systems in the fiscal 1998.

         In May 1997, the Company entered into an agreement with KIT Concerns ("KIT") of Rio de Janiero, Brazil, for representation of AirLink in Brazil. In December 1997, the agreement was extended to include a technical association with Centro de Pesquisas de Energia Electrica ("CEPEL"), for the adaptation and development of AirLink for Brazil and other South American markets. CEPEL is a large research and development center that serves the Brazilian federal utilities. It employs a large staff (492) of research engineers and technicians specializing in a wide variety of disciplines related to energy generation and distribution, especially the electric sector.

         In June 1997, the Company entered into an agreement with International Power and Environmental Company ("IPEC") to represent AirLink on a world-wide basis, for use in automating parking meters. IPEC is a diversified company organized to develop new business opportunities throughout the world, particularly in the utility, environmental, and technology sectors.

         In July 1997, the Company entered into a Cooperative Marketing Agreement with StarCom USA, Inc. ("StarCom"), under which the Company will support StarCom in proposing an AirLink system for Puerto Rico.

         During fiscal 1997, the Company submitted several proposals, which were requested by utilities in the United States and three countries in South America. Many of these proposals are still pending. While management believes that these proposals are competitive, there can be no assurance that the Company will be selected as a provider of these automated meter reading systems.

         In April 1998, the Company entered into Memorandum of Understanding with Symmetry Device Research ("Symmetry") to provide AirLink to Symmetry clients. Symmetry is a licensed power marketer, broker and aggregator in the state of California and expects to be certified by the California Public Utilities Commission as a Meter Service Provider and Meter Data Management Agent. The company specializes in power quality and energy management issues.

Subsequent Events

         Subsequent to December 31, 1997, the Company entered into a transaction, on April 6, 1998, with Quantix, a Nevada Corporation, to exchange its holdings of 1,100,000 shares of 5% Convertible Class B Preferred Stock of Natural Born Carvers, Inc. for a combination of real estate, trust deeds, and promissory note. The transaction is intended to convert non-liquid assets of the Company into those that can be used for the ongoing financing of the Company. Management believes that the exchange of illiquid assets for liquid assets of substantially equal value will enhance the ability of the Company to continue financing its operations.

Liquidity and Capital Resources

         Due principally to the sale of its real estate interests, including GAM, the Company's total assets decreased by $3,644,998, or 45.2%, to $4,409,318 in the year ended December 31, 1997. The Company's total liabilities, however, decreased $3,474,308, or 81% during fiscal 1997 due, principally, to the sale of GAM.
         As a result of the settlement of the Company's litigation related to its Regulation S debenture. In March and May of 1998, liabilities have been reduced by an additional $600,000.
     Stockholders' equity was $3,596,308 at December 31, 1996, an increase of $170,690, or 4.5%.
     The Company had negative working capital of $59,896 at December 31, 1997, compared to negative working capital of $520,501 at the end of the previous fiscal year. The Company, through a private placement of its common stock, raised $772,098 during fiscal 1997, which was used for operations and general corporate purposes. The Company, through the placement of a convertible debenture, raised an additional $600,000. The Company continues to pursue additional capitalization through private placement, and other activities in order to raise funds for ongoing operations, including the sale of or financing of its assets. There can be no assurance, however, that the Company will be successful in obtaining additional capital, or securing such capital on acceptable terms.


Item 7.
Financial Statements and Supplementary Data

         See index to financial statements included herein.

Item 8.
Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 9.
Directors,  Executive Officers,  Promoters and Control Persons,  Compliance with
Section 16(a) of the Exchange Act

Item 9A.
Executive Officers and Directors of the Company

Name                     Age    Position                                   Period of Service
---------------------  -------- -----------------------------------------  ----------------------
Eric W. Gaer              49    Chairman of the Board, President,
                                and Chief Executive Officer                Since December, 1995
Guy R. Nelson             53    Director                                   Since April, 1996
Richard H. Green          57    Director                                   Since April, 1998
Michael deDomenico        53    Secretary, and Director                    Since September, 1994
---------------------  -------- -----------------------------------------  ----------------------

         The biographies of the Directors and Officers are set forth below. All Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement or until their successors have been elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining Directors.
         Eric W. Gaer, 49, is Chairman of the Board of Directors, President, and Chief Executive Officer, of Greenland. He has broad experience in the general development and promotion of high-technology products and services. Mr. Gaer has more than 25 years of professional experience in high-technology management and marketing. He has served in executive capacities for high-technology firms such as Merisel, Inc., Venture Software, Daybreak Technologies, Inc., and Personal Computer Products, Inc. Prior to joining Greenland, Mr. Gaer was President and Chief Executive Officer of Integrated Communications Access Network, Inc. He earned his Bachelor's degree in Mass Communications from California State University at Northridge.
         Guy R. Nelson, 53, is a Director of Greenland Corporation. He retired in 1997 from the Western Area Power Administration, a federal agency, where he had been Energy Services Manager since 1985. He has been involved in engineering and technical aspects of conservation, planning, design, and implementation of resource options, both demand-side and supply-side. Prior to his tenure at Western Area Power, Nelson served as Director of the Environmental Protection Agency's (EPA) Industrial Technology Transfer Division. A chemical engineer by trade, Nelson is an active participant in utility trade associations, including the California Municipal Utility Association and the Association of Energy Engineers. He is a board member of the American Council for an Energy Efficient Economy and the Utility Forum.

         Dr. Richard H. Green, 57, is President of International Power & Environmental Company, a San Diego- based company with offices in Los Angeles and Baja California. It is a diversified company organized to develop new business opportunities throughout the world, particularly in the utility, environmental, and technology sectors. Dr. Green is a past Deputy Secretary for Technology at the California Environmental Protection Agency (1993-95). He has held numerous positions at the Jet Propulsion Laboratory (JPL), including projects for NASA such as the Apollo 12 Mission and Moon landing. He was also a senior engineer for the Boeing Company and served at a member of the Apollo 604 accident investigation team. He also serves as a member of the Educational Advisory Council of Southern California Edison Company and as a member of the Governing Board of Pasadena City College. He has also held posts at UCSD Connect, the University of California at Berkeley, the 1984 Los Angeles Olympic Games, the International Cogeneration Society, and the Intersociety Conference on Environmental Systems. He is a recognized expert in environmental and energy issues. He earned his masters and doctoral degrees from Washington State University.

         Michael DeDomenico, 53, is Secretary and a Director of Greenland Corporation, He was the President of the Company's GAM subsidiary until its sale in December 1997. Mr. DeDomenico has been in the real estate business as a developer since 1977. He received his Bachelor's degree from Cal Western University and his Master of Arts degree from Northern Arizona University.

                                    Item 9B.
                    Compliance with 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than ten percent shareholders are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. With reference to transactions during fiscal 1997, no reports were required to be filed in 1997.

                                    Item 10.
                             Executive Compensation

         Information as to compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers at December 31, 1997 is provided in the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A, which is incorporated in this Form 10-KSB by reference.


                                    Item 11.
         Security Ownership of Certain Beneficial Owners and Management

         At the closed of business on April 15, 1998, the Company had 37,872,787 shares outstanding. No officers or directors are beneficial owners of five percent (5%) or more of the Company's shares. The ownership of the Company's common stock by management is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

         Subsequent to the end of fiscal 1997, and pursuant to settlement, in March, 1998, of a portion of the Company's 10% Convertible Debentures due April 30, 1999 under Regulation S, one entity, FT Trading, an Irish corporation, converted $200,000 principal amount of Debentures for 5,000,000 shares of Greenland Class A Common Stock. Additionally, FT Trading purchased an aggregate of 1,250,000 additional shares of Greenland Class A Common Stock. Accordingly, FT Trading was the holder of a total of 6,250,000 shares of Greenland common stock at March 9, 1998. In May 1998, the balance of the Company's 10% Convertible Debentures (principal amount of $400,000) were converted into $4,000,000 shares of Greenland common stock. (Also see Legal Matters.)

Item 12.
Certain Relationships and Related Transactions

         None.

Item 13.
Exhibits and Reports on Form 8-K

(A) List of documents filed as part of this report.

     (1) Financial Statements
     Reference is made to the index to Financial Statements under Item 7 in Part
         II hereof, where these documents are listed.
     (2) Financial Statement Schedules
              None
     (3) Exhibits
     (3a) On June 26, 1996, the Company filed Form 8-K (and associated exhibits), related to acquisition of automated meter reading technology from Ariel Systems, Inc., the divestiture of Ariel Systems as an 80%-owned subsidiary of Greenland, and the engagement of Ariel Systems as a consultant to the Company.
     (3b) On August 23, 1996, the Company filed Form 8-K related to management's discovery of certain information related to the Interactive Video and Data Services ("IVDS") telecommunications licenses held by the Company's wholly-owned ICAN, Inc. subsidiary.
     (3c) On November 6, 1996, the Company filed Form 8-K containing notice of certain changes in executive officers of the Company. Effective November 1, 1996, Eric Gaer assumed the duties of chief executive officer and Kevin Smith assumed the duties of chief financial officer.
     (3d) On April 18, 1997, the Company filed form 8-K containing notice that, on April 9, 1997 the Company sold $600,000 in aggregate principal amount of 10% Convertible Debentures due April 30, 1999 under Regulation S.
     (3e) On January 22, 1998 the Company filed form 8-K containing notice that, on December 31, 1997, the Company entered into an Agreement of Exchange whereby the Registrant's shares of its wholly-owned GAM Properties, Inc. subsidiary were exchanged for shares of Golden Age Homes, Inc., a Delaware corporation.

     (10a) Offer of Settlement in letter to Manos Consulting from the Company counsel, Craig J. Shaber, dated August 9, 1995. Incorporated by reference to the Company's Form 10-KSB filed February 7, 1996. Incorporated by reference to the Company's Form 10-KSB filed April 1, 1997.
     (10b) Letter of Agreement between the Company and Emerald People's Utility District to install AirLink automated meter reading system, dated May 23, 1996. Incorporated by reference to the Company's Form 10-KSB filed April 1, 1997.
     (10c) Letter of Agreement between the Company and Springville City Electric to install AirLink automated meter reading system, dated September 2, 1996. Incorporated by reference to the Company's Form 10- KSB filed April 1, 1997.
     (10d) Letter of Agreement between the Company and Third Taxing District, City of Norwalk, to install AirLink automated meter reading system, dated September 30, 1996. Incorporated by reference to the Company's Form 10-KSB filed April 1, 1997.
     (10e)    Escrow  documents  (Number  35473-A,  Mission Valley  Escrow,  San
              Diego, California) related to the purchase of the Company's Pechanga Drive property in Temecula, California, dated May 28, 1996. Incorporated by reference to the Company's Form 10-KSB filed April 1, 1997.
     (10f) Standard office lease between Shih Ching Chiang and the Company related to its principal office facilities on Miramar Road in San Diego, California, dated December 3, 1996. Incorporated by reference to the Company's Form 10-KSB filed April 1, 1997.
     (10g) Settlement Agreement and Release between Gregory C. Manos and Greenland Corporation and Kevin G. Smith, signed by the parties on March 4, 1997 and February 27, 1997, respectively. Incorporated by reference to the Company's Form 10-KSB filed April 1, 1997.
     (10h) Settlement Agreement and Release of All Claims between Charles Browne, HomeTech, LLC, Superior Interactive Group, Inc., TechnoScape, LLC, Susan Browne, Jay Shestak, Signature Leasing, LLC and Greenland Corporation, Eric Gaer, and Kevin Smith, dated March 20, 1997. Incorporated by reference to the Company's Form 10-KSB filed April 1, 1997.

     (10i) Distribution Agreement between the Company and KIT Concerns for AirLink representation in Brazil, dated May 1, 1997.
     (10j) Sales Representation Agreement between the Company and International Power & Environmental Company, for worldwide representation of AirLink devices for use in parking meters, dated May 22, 1997.
     (10k) Independent Contractor's Agreement, to provide the Company management and strategic planning services, between the Company and Kevin G. Smith, dated June 9, 1997.
     (10l) Sales Representation Agreement between the Company and International Power & Environmental Company, for representation of AirLink in Spain and Portugal, dated June 14, 1997.
     (10m)    Assignment  of  Option  Agreement  between  the  Company  and Eyre
              Trading Group, Ltd. (currently Natural Born Carvers, Inc.) transferring the Company's option to purchase 102 acres of property near Tucson, Arizona in exchange for shares of Convertible Preferred Stock of Natural Born Carvers, dated June 24, 1997.
     (10n) Cooperative Marketing Agreement between the Company and StarCom USA, Inc., dated July 21, 1997.
     (10o) Counterpart to Distribution Agreement between the Company and KIT Concerns, for representation of AirLink in Brazil and the technical cooperation of CEPEL, dated December 5, 1997.
     (10p) Exchange Agreement between the Company and Golden Age Homes, Inc. for the exchange of Golden Age Convertible Preferred Stock for the Company's GAM Properties, Inc. subsidiary, dated December 31, 1997.
     (10q) Memorandum of Understanding between the Company and Symmetry Device Research, dated April 2, 1998.
     (10r) Exchange Agreement between the Company and Quantix for the exchange of the Company's holdings in Convertible Preferred Stock of Natural Born Carvers, Inc. for real estate, trust deeds, and promissory note, dated April 6, 1998.

         The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

                                                                     EXHIBIT 10i

                             DISTRIBUTION AGREEMENT

This Agreement is entered into effective May 1, 1997, by and between:

   Greenland Corporation of 7084 Miramar Road, Suite 400, San Diego, CA 92121; a corporation duly formed under the laws of the State of Nevada, U.S.A., hereafter "Greenland"; and

     KIT Concerns of Av. Aftanio de Melo Franco, 74S. 101 Leblon, Rio de Janiero, RJ 22430-060, Brasil; and organization duly formed under the laws of Brasil, hereafter "KIT".

                                    RECITALS

         WHEREAS Greenland has developed a technology involving an automated meter reading system for electric, gas and water utilities and is seeking qualified distributors for its product(s), and

         WHEREAS KIT has the business and financial  capability  to  effectively
distribute  such  automated   meter  reading   product(s)  and  an  interest  in
distributing such product(s) on an exclusive basis in Brazil.

                                    AGREEMENT

         NOW THEREFORE, Greenland hereby grants KIT the exclusive right to distribute its AirLink automated meter reading system(s) ("AirLink product(s)"), as the same is designed and is further developed to read electric, gas, and water meters, in the country of Brasil and agrees not to grant any competing distribution and/or licensing rights to any other parties for use within the country of Brasil; KIT hereby accepts such grant and agrees not to distribute, market, or license a competing product in Brasil, nor to hold a controlling interest in any company or entity that distributes, markets, licenses, or manufactures a competing product in Brasil; and the parties further agree as follows:

Formal performance guarantees are to be an integral part of maintaining the exclusive nature of this Agreement; however, due to the untested nature of the technology and product(s), particularly in Brasil, performance projections and associated guarantees are difficult, if not impossible, to ascertain; therefore the parties will endeavor, in good faith, to use their best efforts to formulate mutually satisfactory and reasonable performance guarantees, or, in the alternative, an agreed upon plan for formulating such guarantees, over the next twelve (12) months.

Greenland will use its best efforts to timely provide KIT with all available technical, engineering, and/or other data necessary to enable KIT to (a) analyze the technical viability of the AirLink product(s) within Brasil; (b) estimate the potential market size of the Brasilian market; and (c) formulate a business plan for introduction of the AirLink product(s) into Brasil.

KIT will, over the next three (3) months, develop and provide to Greenland (a) an analysis of the technical viability of the AirLink product(s) in Brasil; (b) an estimate of the potential market size of the Brasilian market for the AirLink product(s); and (c) a formal business plan for introduction of the AirLink product(s) into the Brasilian market.

If the AirLink product(s) prove to be potentially viable in Brasil, KIT will arrange a technology symposium, or other similar forum, in Brasil wherein Eric Gaer, CEO of Greenland, or another designated Greenland executive, will be flown to Brasil, at KIT's expense, to formallyintroduce the Greenland AirLink product(s) to engineers and/or executives of potential Brasilian purchasers.

Greenland agrees that neither Greenland nor any other company, subsidiary, associate, affiliate, or partner of Greenland, will (a) become involved in; acquire any right, title, or interest in; by-pass or attempt to by-pass, circumvent, or attempt to circumvent; or obviate any proprietary right or interest that KIT may have under this Agreement with any person, firm, corporation, partnership, or other entity whatsoever, nor (b) make contact with, or attempt to make contact with, any person, firm, corporation, partnership, or other entity whatsoever revealed to Greenland by KIT in connection with the action(s) described above without first discussing the pertinent details with KIT and agreeing to pay such fees to KIT as shall be agreed upon.

KIT will hire, if and when business demands, the necessary technicians to provide equipment installations and ongoing technical support for customer installations and will pay travel costs to have Greenland technicians flown to Brasil to provide initial training to KIT technicians and to assist with such initial purchase installations as may be required to adequately service KIT's AirLink product(s) customers.

                                    Exhibits
                                        1

KIT will adopt and abide by the pricing, customer service, technical support, and other quality standards and policies utilized by Greenland, as the same may be modified by the parties for distribution of the AirLink product(s) within the Brasilian market. KIT further agrees to purchase all AirLink product(s) directly through Greenland, unless the parties otherwise agree in writing to a different manufacturing and/or purchasing arrangement.

KIT, if necessary, will use its best efforts to provide, or assist in providing, project financing for any Brasilian orders for which Greenland is unable, after using its best efforts, to provide financing.

KIT shall have the right to enter into joint-venture and/or sub-distribution agreements with qualified Brasilian partners in order to maximize the distribution of Greenland AirLink product(s) in Brasil, subject to the review and approval of Greenland, which approval shall not be unreasonably withheld.

1.KIT acknowledges and agrees that Greenland is the sole and exclusive owner of all rights, title, and interest in and to the intellectual property associated with Greenland's AirLink product(s), and associated technology, including, but not limited to, all patents, trademarks, tradenames, and associated copyright, and nothing in this Agreement shall be construed as an assignment to KIT of any right, title, or interest to such intellectual property. KIT further agrees to not take any actions that would constitute a voluntary and knowing violation of such intellectual property rights.

2.KIT recognized and acknowledges the value of the goodwill associated with Greenland's AirLink product(s), and associated technology, and/or the associated trademarks, tradenames, and copyrights and further acknowledges that all right therein and the goodwill pertaining thereto belong exclusively to Greenland. KIT acknowledges and agrees that any and all goodwill generated by its distribution of the AirLink product(s) in Brasil shall inure to the benefit of Greenland and that KIT shall not, at any time, acquire any rights in the goodwill of the AirLink product(s) and/or the associated trademarks, tradenames, and copyrights.

3.KIT shall not use Greenland's name and/or the AirLink product(s)' trademarks, tradenames, and/or copyrights other than as permitted under this Agreement and, in particular, shall not incorporate such names and/or marks in KIT's corporate or business name(s) in any manner whatsoever. KIT further agrees that it will not use and/or authorize the use, either during the term of this Agreement, or after the term of this Agreement, of any configuration, trademark, tradename, or other designation confusingly similar to Greenland's trademarks, tradenames, and/or copyrights.

4.KIT agrees to comply with the provisions of the patent, trademark, and/or copyright laws of the United States and Brasil with respect to its rights of distribution under this Agreement and agrees to keep accurate records of and advise Greenland when each of the AirLink products is first sold in Brasil. Greenland has the right, but not the obligation, to obtain at its own cost, appropriate patent, trademark, and copyright protection for its products and KIT agrees to (1) cooperate with Greenland in protecting any such protection(s) in the country of Brasil and (2) advise Greenland in writing of any possible infringements thereof of which KIT becomes aware. Greenland has no obligation to take any action whatsoever to protect its intellectual property rights; however, all such actions that Greenland chooses to take shall be taken at Greenland's expense, with the cooperation of KIT.

5.Greenland hereby agrees to defend, indemnify and hold KIT harmless against any claims, demands, causes of action and judgments arising solely out of the use of the AirLink product(s), patents, trademarks, tradenames, and/or copyrights by KIT as authorized under this Agreement, including, but not limited to, KIT's conformance with Greenland's warranties and conditions of sale, provided that KIT shall give notice and further that Greenland shall have the right to undertake and conduct the defense of any such cause of action or such action so brought, and the right to handle any such claim or demand.

6.KIT agrees to keep accurate books of account and records at its principal place of business covering all transactions relating to the distribution of AirLink product(s). Greenland and its duly authorized representatives shall have the right, upon fifteen (15) days notice to KIT, to inspect such books of account and records, and all other documents and material in the possession or under the control of KIT with respect to the subject matter and the terms of this Agreement and to make copies and extracts thereof. KIT further agrees to retain all such books of account and records for at least two (2) years after termination of this Agreement for possible inspection by Greenland.

7.This Agreement shall remain in effect for ten years and thereafter be renewable for consecutive, renewable ten year terms for so long as KIT and Greenland, and/or their respective successors, assigns, parties in interest, and/or affiliates, maintain commercially viable operations involving the AirLink product(s), or until such time as termination occurs under Item 17, below.

The following termination rights are in addition to any other termination rights that may be provided elsewhere in this Agreement:

                                    Exhibits
                                        2

         (a) Greenland shall have the right to immediately terminate this Agreement by giving written notice to KIT if KIT does any of the following:

              Breaches any of the provisions of this Agreement relating to the unauthorized assertion of rights in the AirLink product(s), patents, trademarks, tradenames, and/or copyrights; or

              Breaches any of the provisions of this Agreement prohibiting KIT from directly or indirectly arranging for manufacture of the AirLink product(s) or technologies by third parties without first obtaining Greenland's express written consent.

         (b) Except as otherwise expressly provided for under the terms of this Agreement, this Agreement may be terminated by either party upon thirty (30) days written notice to the other party in the following events, provided that during the thirty (30) day period, the defaulting party fails to cure the breach:

                  (i) A party, or any of its officers, directors, employees, successors, assigns, parties in interest, and/or affiliates take any actions in connection with the manufacture, offering for sale, sale, advertising, support, and/or promotion which damages or reflects adversely upon the other party.

                  (ii) A party violates any of its obligations under this Agreement or commits a material breach of any provision hereunder.

                  (iii) A party files a petition in bankruptcy or is adjudicated a bankrupt or insolvent, or makes an assignment for the benefit of creditors, or an arrangement pursuant to any bankruptcy law (or the equivalent thereof), or if a party discontinues its business or if a receiver (or the equivalent) is appointed for a party and such receiver is not discharged within the thirty (30) day period.

In the event of termination of this Agreement, all rights granted to KIT shall forthwith revert to Greenland, who shall be free to grant such rights to others, as it may see fit, and KIT shall refrain from further use and/or distribution of the AirLink product(s) and/or any further reference to them, either directly or indirectly, in connection with the offering for sale, sale, advertising, promotion, shipment, and/or distribution of AirLink product(s). KIT acknowledges that its failure to cease such use after termination of this Agreement will result in immediate damage to Greenland and to any subsequent distributor of the AirLink product(s) in Brasil, and that Greenland shall be entitled to equitable relief by way of injunctive relief and such other relief as any court with jurisdiction may deem just and proper. Upon termination of this Agreement, notwithstanding anything to the contrary herein, all billings on sales, shipments, and/or distributions thereto shall become immediately due and payable. Within thirty (30) days after termination of this Agreement, KIT shall deliver to Greenland a complete accounting of all activities associated with the distribution and sale of AirLink product(s), including an accounting of all inventory and outstanding purchase orders and/or requests for proposals to Brasilian customers. Greenland shall have the option of conducting, at its expense, a physical inventory at the time of termination and/or a later date in order to ascertain or verify such accounting(s).

No waiver by either party of a breach or a default hereunder shall be deemed a waiver by such party of a subsequent breach or default of a like or similar nature; no failure or delay on the part of any party in exercising any power, right, privilege, or remedy under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, privilege, power, or remedy; and any waiver of any provision of this Agreement and/or any consent to any departure by any of the parties from the terms of this Agreement shall be effective only in the specific instance and for the specific purpose for which it is given.

1.This Agreement will be governed, executed, and enforced in accordance with and under the laws of the United States and the State of California and the parties agree to the use of International Arbitration in the event a dispute arises that can not be resolved between the parties. Any such arbitration sessions will be held in San Diego, California, or the nearest available location thereto.

2.KIT shall not directly or indirectly assign or pass off the benefits and/or obligations of this Agreement or otherwise deal with any such contract(s) without giving Greenland prior notice and acceptance guarantees for the continued performance of any and all obligations provided and allowed for under this Agreement. This Agreement is fully assignable by Greenland and shall inure to the benefit of Greenland's assignees or other legal successors in interest.

3.If for any reason any portion of this Agreement is or becomes invalid, illegal, unenforceable and/or voidable, all other portions shall remain valid and unaffected. To the extent possible under law, the parties shall amend this Agreement in order to preserve the original intentions of the parties hereunder.

                                    Exhibits
                                        3

4.This Agreement forms and fully represents the agreement in whole between the parties and it supersedes any and all prior agreements and obligations, oral or written, between the parties.

5.Neither this Agreement nor any term hereof may be amended, waived, discharged, or terminated except by a written instrument signed by all parties to this Agreement.

6.This Agreement may be executed in any number of duly signed counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

7.The parties to this Agreement, and each of them, maintain their independence from the other and neither party hereto is designated as an agent of, nor hired as an employee of, the other. Neither party has the authority to bind the other or to make commitments on behalf of the other, and neither shall represent itself as an agent of the other, or in any capacity other than as an independent entity.

8.A signature received pursuant to a facsimile transmission shall be sufficient to bind a party to this Agreement.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, by their duly authorized officers, effective as of the day and year first written above.



GREENLAND                               KIT

By:      Eric W. Gaer                   By:      Paulo Klabin

Title:   President and CEO              Title:   Managing Director





                                    Exhibits
                                        4

                                                                     EXHIBIT 10j

                   SALES AGENCY AND REVENUE SHARING AGREEMENT

         Agreement made this 22nd day of May, 1997, by and between Greenland Corporation, a Nevada corporation ("Principal"), 7084 Miramar Road, 4th Floor, San Diego, California 92121 and International Power & Environmental Company, a California corporation, 812 San Luis Obispo Place, Suite C, San Diego, California 92109, ("Agent").

         In  consideration  of  the  mutual  terms,   conditions  and  covenants
hereinafter set forth, Principal and Agent agree as follows:

Principal appoints Agent as its world-wide sales representative to sell the products and/or contracts for installation of the products in a sales agency revenue-sharing agreement of the Principal related to Greenland Corporation's proposed AirLink(TM) parking meter automation system.

Agent accepts the appointment and agrees to promote, market and sell the products of the Principal under terms mutually acceptable to Principal and Agent as established from time-to-time based upon the requirements of each particular transaction.

The parties agree that the list of products and/or prices may be amended from time to time. Principal may unilaterally change terms of sale and prices. Recognizing that the terms of certain contracts involving the AirLink parking meter automation system may vary, Principal and Agent may mutually change the terms of the Revenue Sharing Agreement

Agent's territory to represent Principal's products shall be world-wide (the "Territory"), which may be amended by mutual written agreement. Agent shall have the exclusive right to represent the products described in paragraph 1, above. Such exclusive right, however, is contingent upon minimum gross revenues from sales, subject to the following schedule:


                                      Gross
                                    Revenues


May 1997 through August 1998                                No Minimum
September 1998 through August 1999                   $      10,000,000
September 1999 through August 2000                          15,000,000
September 2000 through August 2001                          20,000,000
September 2001 through August 2002                          25,000,000
         If sales volume is not achieved according to the minimum amounts specified herein, then Agent's exclusive right to represent Principal for the product(s) specified will terminate. However, so long as Agent continues to represent Principal, the other terms and conditions of this Agreement shall remain in full force and effect.

Agent shall use its best efforts to promote, market and sell the products referenced in paragraph 1, above, within the allocated territory and shall devote such time and attention as may be reasonably necessary.

Under Revenue Sharing Agreements (as opposed to outright sales agreements), Agent shall also be responsible for management and operations of the AirLink parking meter automation system and may contract with third parties to do so. Greenland shall provide reasonable technical support or assistance to enable Agent to fulfill its responsibilities under this section.

Agent agrees that during the term of this Agreement and for a period of two (2) years thereafter, Agent, either directly or indirectly, shall handle no products that are competitive with AirLink products within the Territory.

Principal agrees that Agent may employ representatives in furtherance of this Agreement and Agent agrees that Agent shall be solely responsible for the payment of wages or commissions to those representatives and that under no circumstances shall Agent's representatives be deemed employees of Principal for any purpose whatsoever.

                                    Exhibits
                                        5

For revenue sharing contracts, Principal and Agent will divide cash receipts, net of payments to customers, equally (50% each). Such distribution may be amended from time to time by mutual agreement. Payments shall be made monthly within twenty (20) days of the end of the month. Payments shall be made in U.S. currency.

In the case of direct sale of the AirLink automated parking meter system, Principal shall pay a commission to Agent equal to 50% of the gross profits on sales, which commission may be amended from time to time by mutual agreement. Principal shall be responsible for the granting of credit to customers and shall pay commissions to Agent within twenty (20) days of receipt of payment from customers.

The books, records, reports and accounts of both Principal and Agent shall be kept at all times so as to accurately reflect the business and financial condition of the operations covered under this Agreement. Said books, etc. shall be kept at the main business addresses of Principal and Agent. Upon ten (10) days' written notice, given to the other, any party may audit and inspect said books, records, reports and accounts during normal business hours.

After the receipt, by Principal, of project financing under terms acceptable to Principal, Agent shall be entitled to an advance payment of fifteen thousand dollars ($15,000.00) for each individual project, so long as such project includes a minimum of ten thousand (10,000) units. Should any of the first three projects include more than 10,000 units, then Agent shall be entitled to $15,000 for each 10,000 quantity of units ordered.

For so long as Agent achieves minimum sales volume as specified on the schedule in paragraph 4, above, Principal shall provide to Agent, warrants to purchase the common stock of Principal in amounts and at prices according to the following schedule:


                                                Warrants         Price/Share


June 1, 1997 to May 31, 1998                      50,000       $        0.50
June 1, 1998 to May 31, 1999                     150,000                2.00
June 1, 1999 to May 31, 2000                     200,000                4.00

This Agreement shall be for a period of ten (10) years unless sooner terminated by mutual agreement of the parties; or, for cause, by either party upon thirty
(30) days' written notice. It shall be renewable for an additional ten (10) year period at Agent's option.

Upon termination, Agent and Principal shall be entitled to receive commissions and/or revenue sharing payments received from all orders accepted by Principal prior to the date of termination. Payment to be made according to the terms of paragraph 9, above.

Agent is an independent contractor and nothing contained in this Agreement shall be deemed or interpreted to constitute the Agent as a partner or employee of the Principal, nor shall either party have any authority to bind the other in any respect, it being understood and agreed that all orders submitted by Agent are subject to acceptance by Principal in its sole discretion.

It is agreed between the parties that there are no other agreements or understandings between them relating to the subject matter of this Agreement. This Agreement supersedes all prior agreements, oral or written, between the parties and is intended as a complete and exclusive statement of the agreement between the parties. No change or modification of this Agreement shall be valid unless the same be in writing and signed by the parties.

This Agreement shall not be assigned by Agent without the prior written consent of Principal. In the event of a change of ownership or control of Principal, this Agreement and all of its terms and conditions, will remain in full force and effect.

Agent shall not divulge to any person, firm or firms, corporation or corporations, any trade secret having to do with the business of Principal that shall come to the knowledge of Agent by reason of this Agreement or the relationship of Principal and Agent created by this Agreement, during the term of this Agreement and for three (3) years after the termination of this Agreement.

Agent agrees that Principal shall not be liable for: any (i) losses; (ii) damage, including consequential damages; (iii) detention; (iv) delay or failure to perform in whole or in part resulting from causes beyond the control of Principal including but not limited to: acts of God; acts or omissions of Principal; fires; strikes; insurrections; riots; embargoes; delays in transportation; inability to obtain supplies; or requirements or regulations of the

                                    Exhibits
                                        6

United States government or any other civil or military authority. Delays or non-performance excused by this provision shall not excuse payment of any amount due hereunder owed at the time of the occurrence.

No waiver of any term, provision or condition of this Agreement, the breach or default thereof, by conduct or otherwise, in one or more instances shall be deemed to be either a continuing waiver or a waiver of a subsequent breach or default of any such term, provision or condition of this Agreement.

All notices required or permitted to be given hereunder shall be in writing and may be delivered personally or by Certified Mail - Return Receipt Requested, postage prepaid, addressed to the party's last known address; or by facsimile transmission.

This Agreement shall be construed in accordance with and governed by the laws of the State of California.

The Parties will attempt through good faith negotiation to resolve their disputes. The term "disputes" includes, without limitation, any disagreements between the Parties concerning the existence, formation, and interpretation of this Agreement and their obligation thereunder. If the Parties hereto are unable to resolve their disputes through mediation. If mediation proves unsuccessful, either Party may commence arbitration by sending a written notice of arbitration to the other Party. The notice will state the dispute with particularity. As part of the arbitrator's decision, the arbitrator may allocate the cost of arbitration, including fees of attorneys and experts, as the arbitrator deems fair and equitable in light of all relevant circumstances.

         If the Parties reasonably believe that the amount in controversy will be less than One Hundred Fifty Thousand Dollars ($150,000), such arbitration will be conducted in San Diego, California by an arbitrator selected by the Parties, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. In this regard, each Party shall retain the right to cross-examine the opposing Party's witnesses, either through legal counsel, expert witnesses, or both. The decision of the arbitrator(s) shall be final, binding, and conclusive on all Parties (without any right to appeal therefrom) and shall not be subject to judicial review (except for abuse of the arbitrator's discretion).

         If the Parties reasonably believe that the amount in controversy will be One Hundred Fifty Thousand Dollars ($150,000) or greater, then the parties are not bound to arbitrate the dispute and may commence an action in Superior Court in San Diego, California, or in U.S. District Court in that jurisdiction.

INTENDING TO BE LEGALLY BOUND, the parties hereto have caused this Agreement to be executed as of the date first above written.


GREENLAND CORPORATION

BY: Eric W. Gaer, President and CEO


INTERNATIONAL POWER & ENVIRONMENTAL COMPANY

BY: Richard H. Green, President

BY: Ing. Mario Diaz Lugo, Vice President


                                    Exhibits
                                        7

                                                                     EXHIBIT 10k

                       INDEPENDENT CONTRACTOR'S AGREEMENT

This INDEPENDENT CONTRACTOR'S agreement ("Agreement") is entered into this 9th day of June, 1997, by and between Greenland Corporation, a Nevada corporation ("Greenland" and/or the "Corporation") and Kevin G. Smith, ("Smith" or "Consultant"), an individual, for the purpose of serving at the pleasure of the Board of Directors of Greenland Corporation.

                                   1. Recital

         This Agreement is entered into in contemplation of the following facts, circumstances and representations:

1.1 The parties desire to enter into an agreement whereby Consultant shall lease office space from the Corporation and provide management with strategic planning advise.

1.2 Consultantagrees to the terms and conditions as more specifically set forth herein.

1.2 As a condition of entering into this Agreement, the Consultant agrees to assign all rights to any intellectual property developed by the Consultant for any Greenland projects while working under the terms of this Agreement to Greenland.

         Now, therefore, the parties hereto agree as follows:

2.  Definitions

2.1 The term "Technology" shall include but not be limited to inventions, patented inventions, patent-pending inventions, copyrights, copyrightable works, trade secrets, concepts formed in the mind of an inventor or author of a definite and permanent idea of the complete and operative invention or expression as it is thereafter to be applied in practice, expressed, or concepts capable of being reduced to practice or being expressed by any person or person(s) directly or indirectly employed by Greenland or any of its associated software, patents, pending patents, and trade secrets.

2.2 "Documentation" shall mean all specifications, manuals, documents, drawings, and other tangible materials pertaining to the Company's products, and related Technology.

2.3 The term "Product" shall mean any product or part thereof which:

         (a) is covered in whole or in part by an issued, unexpired claim or a pending claim contained in the Patent Rights in the country in which any Product is made, used or sold;

         (b) is covered in whole or in part by a copyright, either common law copyright or registered copyright, belonging to Greenland;

         (c) is manufactured by using a process which is covered in whole or in part by an issued, unexpired claim or a pending claim contained in the Patent Rights in the country in which any Product is used or in which such product or part thereof is used or sold;

         (d) is manufactured in whole or in part by using a process which is a trade secret of Greenland;

         (e) is derived from Patent Rights, copyrights, Know-How and /or trade secrets related to Technology;

         (f) any expression which is covered in whole or in part by a copyright, either common law copyright or registered copyright, belonging to Greenland;

         (g) any process, device or article of manufacture which is covered in whole or in part by an issued, unexpired patent, which is the property of Greenland;

         (h) is derived from copyrights, Patent Rights, Know-How, and/or trade secrets related to its Products and/or Technology.

                                    Exhibits
                                        8

2.4 "Know-How" shall mean any and all technical data, information, or knowledge which relates to the Technology, Product, or the manufacture, marketing, registration, purity, quality, potency, safety, and efficacy of the Product.
                 3. Scope Of Work To Be Performed By Consultant

3.1  Consultant   shall  serve  at  the  pleasure  of  the  Board  of  Greenland
Corporation, and will advise the Board on management and technology matters. Consultant will report directly to Greenland's Board of Directors.

3.3 Consultant shall deliver reports from time-to-time as requested by the Board of Directors; such reports shall be written and/or verbal as determined by Consultant.

                              4. Price and Payment

4.1 Cash Compensation; Terms of Payment. Greenland shall pay Consultant for his services $1,900 per week, until such time as a note he holds from Greenland, dated 6/9/97 (see Exhibit A) is paid in full, then Consultant shall receive $1,750 per week. It is understood that due to the start-up nature of the Corporation any salary that cannot be timely paid will accrue and be payable at a later date.

4.2 Shares: Terms of Payment. In addition to cash compensation, Greenland shall pay Consultant for his services 100,000 shares of common stock issued under Rule 144 per year. The first 100,000 shares are to be issued upon the signing of this Agreement and the second block of 100,000 shares are to be issued at the beginning of the second year of the contract.

4.3 Office Rental: Greenland shall provide Consultant with office space on the northwest side of the building (large back office) at the rental price of $200 per week. This rental clause shall remain in effect for a period of two years.

4.4 Expenses. Consultant will be reimbursed for expenses of up to $500 per month. All expenses in excess of $500 per month must be pre-approved.


                     5. Ownership of Technology and Product

5.1 The Technology and Product and all aspects of the Technology and Product, including but not limited to the Technology and Product software and hardware, (but excluding materials, designs or expressions that are within the public domain or that Consultant has previously expressed, has file copyright registrations for, Copyright registration has been issued or has patented or has patent claims pending) developed, expressed or manufactured under this Agreement, shall be owned exclusively by Greenland.

5.2 Consultant hereby expressly waives all rights to all intellectual property conceived, developed, expressed or reduced to practice by Consultant and regarding the Technology and/or Product, or the Technology and/or Product's
manufacture. Such intellectual property includes any and all trade secrets, expressions, copyrights and patentable process, machine, manufacture or composition of matter regarding the Technology and/or Product.

5.3 Consultant acknowledges and expressly agrees to assign any and all rights to all intellectual property conceived, developed, expressed or reduced to practice regarding the Technology and/or Product, or the Technology and/or Product's
manufacture. Such intellectual property includes any and all trade secrets, expressions, copyrights and patentable process, machine, manufacture or composition of matter regarding the Technology and/or Product. All such trade secrets, expressions, copyrights and patentable products or processes shall be owned exclusively by Greenland.

5.4  Consultant  will  provide  Greenland  with  executed   confidentiality  and
invention agreements (a copy of which is attached hereto and made a part hereof).

                    6. Proprietary Information and Materials

6.1 Definition. For the purposes of this Agreement, the term "Proprietary Information and Materials" shall include the following items which belong to or have been developed by Greenland, or have been developed for Greenland under or in conjunction with this Agreement: (i) written information, data, documents and other material regarding or relating to the Technology and/or Product, including source code, object code, engineering drawings, blueprints, specifications, diagrams, manuals, parts lists, glossaries, maintenance procedures, handbooks and instruction books, if any, which have been clearly marked "Greenland Proprietary" or

                                    Exhibits
                                        9

"Confidential" on the first page of the same, or orally disclosed by Greenland to Consultant and so designated in writing within 14 days of oral disclosure; and (ii) technology, products, designs, copyrights, source code, object code, inventions, trade secrets, trademarks, trade names ad service marks, including but not limited to the Technology and/or Product.

6.2 Confidentiality. Unless Consultant first shall have obtained the express written consent of Greenland, Consultant will not use any Proprietary Information or materials for purposes other than the development, testing and production of the Technology and/or Product hereunder. All proprietary Information and Materials is to be kept confidential and is not to be supplied to any other person, firm or entity for any purpose without express written consent of Greenland. For a period of five (5) years from the date of disclosure of such Proprietary Information, each party agrees to keep confidential all such Proprietary Information disclosed to it by the other party in accordance herewith, and to protect the confidentiality thereof in the same manner it protects the confidentiality of similar information and data of its own (at all times exercising at least a reasonable degree of care in the protection of Proprietary Information); provided, however, that neither party shall have any such obligation with respect to use or disclosure to others not parties to this Agreement of such Proprietary Information as can be established to: (a) have been known publicly; (b) have been known generally in the industry before communication by the disclosing party to the recipient; (c) have been developed independently by the recipient; (d) have become public, without fault on the part of the recipient, subsequent to disclosure by the disclosing party; (e) have been known otherwise by the recipient before communication by the disclosing party; or (f) have been received by the recipient at any time from a source (other than the disclosing party) lawfully having possession of such information.

6.3 Return of Proprietary Information and Materials to Greenland. Upon completion of this Agreement, or in the event this Agreement is terminated by either party, or if either party shall fail or refuse to perform this Agreement, Consultant shall forthwith return all Proprietary Information and Materials to Greenland.

6.4 No License to Manufacture or Sell. Consultant shall not have any right whatever to manufacture, copy, derivate, distribute assemble, offer or sell or cause to be manufactured, copied, derivated, distributed, assembled, offered or sold, the Technology and/or Product or any Products or Technology of Greenland.

                            7. Terms and Termination

7.1 This Agreement shall become effective as of the date first written above and continue in effect for a period of one year or termination hereunder except for the provisions of paragraph 6.2 which shall be binding for five years from the termination of this Agreement.

7.2 Greenland may terminate this Agreement if the Board of Directors determines that the continuation of the Agreement is not in the best interests of the Shareholders. Such termination will be effected by delivery of thirty day (30) written notice to Consultant. In the event that Greenland terminates this contract then Greenland shall pay consult through the date of actual termination.

7.3 Upon notice of termination hereof, Consultant shall return any and all data, manuals, documents, magnetic tapes, computer disc or other medium of information relating to the Technology and/or Product.

7.4 The term of this Agreement may be extended by mutual agreement of the parties as expressed in writing.

                 8. Events of Default and Remedies; Cancellation

                     [THIS SECTION INTENTIONALLY LEFT BLANK]

                                9. General Terms

9.1 Cooperation of Parties: The parties further agree that they will do all that is required and necessary to accomplish and facilitate the purposes of this Agreement and that they will sign and execute any and all documents necessary to bring about and perfect the purposes of this Agreement.

9.2 Interpretations of Agreement: The parties hereto agree that should any provision of this Agreement be found to be ambiguous in any way, such ambiguity shall not be resolved by construing such provisions or any part of or the entire Agreement in favor of or against any party herein, but rather by construing the terms of this Agreement fairly and reasonably in accordance with their generally accepted meaning.

                                    Exhibits
                                       10

9.3 No Presumption Against Drafting Party: This Agreement and the provisions contained herein shall not be construed or interpreted for or against any party hereto because said party drafted or caused the party's legal representative to draft any of its provisions.

9.4 Amendments Modifications and Waivers: No amendment, modification or waiver of any provision of this Agreement shall in any event be effective unless the same shall be in writing and signed by the parties hereto. No failure or delay on the part of any party in exercising any power, right privilege or remedy under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy constitute a waiver of any other or further exercise of any right, power or remedy. Any waiver of any provision of this Agreement, and any consent to any departure by any of the parties from the terms of any provision of this Agreement, shall be effective only in the specific instance and for the specific purpose for which given.

9.5 Severability of Provisions: This Agreement shall be performed and shall be enforceable to the full extent allowable by applicable law. In the event that any provision to this Agreement is declared by a court of competent jurisdiction to be illegal, invalid, or unenforceable that provision will be severed from the Agreement and the Agreement shall be read as if it did not contain said provision. Any such provision and its severance shall not affect the legality, validity, applicability, enforceability or effect of the remaining provisions of this Agreement.

9.6 Assignments: None of the parties rights, duties or obligation under this Agreement are assignable by any of the parties hereto without the prior written consent of the other party and any attempted assignment without prior written consent shall be null and void.

9.7 Entire Agreement: This Agreement constitutes the entire Agreement and understanding of the parties hereto with respect to the matters herein set forth, and all prior negotiations, writings and understandings relating to the subject matter of this Agreement are merged herein and are superseded and canceled by this Agreement. In executing this Agreement, the parties have not and do not rely on any statements, inducements, promises, or representations made by the other party or their agents, representatives or attorneys with regard to the subject matter, basis, or effect of this Agreement, except for those specifically set forth in this Agreement. The parties acknowledge that the terms of this Agreement are contractual and not a mere recital. Each party hereto further certifies that it is fully familiar with the provisions of this Agreement.

9.8 Successors: This Agreement shall be binding upon and shall inure to the benefit of the respective parties thereto, their legal successors, parent corporations, subsidiaries, assigns, and legal representatives.

9.9 Choice of Law: The validity and interpretation of this Agreement and each clause and part thereof shall be governed by, and construed in accordance with, the laws and regulations then prevailing in the State of California.

9.10 Arbitration, Legal Proceedings and Venue: The parties will attempt through good faith negotiation to resolve their disputes. The term "disputes" includes, without limitation, any disagreements between the parties concerning the existence, formation and interpretation of this Agreement and their obligation thereunder. If the parties hereto are unable to resolve their disputes by negotiation, they shall attempt to resolve their disputes through mediation. If mediation proves unsuccessful, either party may commence arbitration by sending a written notice of arbitration to the other party. The notice will state the dispute with particularity. As part of the arbitrators decision, the arbitrator may allocate the cost of arbitration, including fees of attorneys and experts, as the arbitrator deems fair and equitable in light of all relevant circumstances. The arbitration hearing shall be commenced thirty (30) days following the date of delivery of notice of arbitration to the other party, or as soon thereafter as set by the arbitrator(s).

          If the parties reasonably believe that the amount in controversy will be less than Thirty Thousand Dollars ($30,000), such arbitration will be conducted in San Diego, California by an arbitrator selected by the parties, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. If the amount in controversy will likely exceed Thirty Thousand Dollars ($30,000), such arbitration shall be conducted by the Judicial Arbitration and Mediation Services, Inc. ("JAMS") as arbitrator in San Diego, California in accordance with the rules promulgated by JAMS (with the widest rights of discovery as provided in the California Code of Civil Procedure). In this regard, each party shall retain the right to cross-examine the opposing party's witnesses, either through legal counsel, expert witnesses or both. The decision of the arbitrator(s) shall be final, binding and conclusive on all parties (without any right to appeal therefrom) and shall not be subject to judicial review (except for abuse of the arbitrator's discretion).

                                    Exhibits
                                       11

          If the parties reasonably believe that the amount in controversy will exceed One Hundred Thousand Dollars ($100,000), then the parties are not bound to arbitrate the dispute and may commence an action in Superior Court in the County of San Diego, or in U.S District Court, Southern District of California.

9.11 Attorney Fees: If any legal action or any arbitration or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of the Agreement, the successful or prevailing party shall be entitled to recover reasonable attorney's fees and other costs incurred in that action or proceeding, in addition to any other relief to which it may be entitled.

9.12 Remedies Cumulative: Except as otherwise expressly set forth in this Agreement, the rights and remedies herein provided are cumulative and are not exclusive of any rights or remedies that any party may otherwise have at law or in equity.

9.13 Notices. Whenever any party desires or is required to give any notice, demand, or request to this Agreement, each such communication shall be in writing and shall be effective only if it is delivered by overnight messenger services, express or electronic means (with confirmed receipt) to the other party.

Such communications shall be effective when they are received by the addressee. Any party may change its address for such communications by giving an appropriate notice to the other party in conformity with this Section.

9.14 No Joint Venture: Nothing contained in this Agreement shall be deemed or construed as creating a joint venture or partnership between the parties. Except as expressly set forth, no party by virtue of this Agreement is authorized as an agent, Consultant, or legal representative of any other party, and the relationship of the parties is, and at all times will continue to be, that of Consultant's.

9.15 Headings: The provision heading in this Agreement are for reference and convenience only. They do not form a part hereof, and do not in any way codify, interpret, or reflect the intent of the parties. Said headings shall not be used to construe or interpret any provision of this Agreement.

9.16 Gender and Number: In this Agreement where the context so requires, the masculine, feminine or neuter gender shall be deemed to include each other, and the singular to include the plural.

9.17     Counterparts: This Agreement may be signed in one or more counterparts.

9.18 Facsimile Transmission Signature: A signature received pursuant to a facsimile transmission shall be sufficient to bind a party to this Agreement.


         IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first indicated above and this Agreement is effective as of that date.


GREENLAND CORPORATION

BY: Michael deDomenico, Director


KEVIN G. SMITH


                                    Exhibits
                                       12

                                                                     EXHIBIT 10l

                             SALES AGENCY AGREEMENT

         Agreement made this 14th day of June 1997, by and between Greenland Corporation, a Nevada corporation ("Principal"), 7084 Miramar Road, 4th Floor, San Diego, California 92121, International Power & Environmental Company, a
California corporation, 812 San Luis Obispo Place, Suite C, San Diego, California 92109, ("Agent"), and Delgado & Ibanez, a Spanish law firm, Avenida de Filipinas, 48, 28003 Madrid, Spain ("Representative").

         In  consideration  of  the  mutual  terms,   conditions  and  covenants
hereinafter set forth, Principal, Agent, and Representative agree as follows:

Principalappoints both Agent and Representative as its sales representatives to sell the products and/or contracts for installation of the products of the Principal related to Greenland Corporation's AirLink(TM) automated meter reading system for electric, water, and gas utilities.

Agent and Representative accept the appointment and agree to promote, market and sell the products of the Principal under terms mutually acceptable to Principal, Agent, and Representative as established from time-to-time based upon the requirements of each particular transaction.

The parties agree that the list of products and/or prices may be amended from time to time. Principal may unilaterally change terms of sale and prices.

Agent and Representative shall be entitled to represent Principal's products in Spain and Portugal to customers that Agent and/or Representative shall identify, in advance, in writing to Principal. Principal shall have the right to refuse any orders submitted by Agent in its sole discretion. Notwithstanding the fact that Principal may have also established prior relationships with potential customers for its products, Principal shall not accept orders from customers identified in advance by Agent and/or Representative, in writing, without paying Agent and Representative commissions outlined in this Agreement.

Agent and Representative shall use their best efforts to promote, market and sell the products referenced in paragraph 1, above, and to devote such time and attention as may be reasonably necessary.

Agent and Representative agree that, during the term of this Agreement, and for a period of one (1) year thereafter, Agent and Representative, either directly or indirectly, shall handle no products that are competitive with AirLink products.

Principal agrees that Agent and Representative may employ representatives in furtherance of this Agreement and Agent and Representative agree that they shall be solely responsible for the payment of wages or commissions to those representatives and that under no circumstances shall their representatives be deemed employees of Principal for any purpose whatsoever.

Notwithstanding paragraph 3, above, for sales of AirLink electric meter reading units, Principal shall sell each unit for $100.00 and shall pay Agent $20.00 per unit as a sales commission and shall pay Representative $10.00 per unit as sales commission and an additional $20.00 per unit to provide financing for the sale. Prices and Agent fees for water and gas meters shall be established at a later date. It is understood that fees paid to Agent and Representative for sales of AirLink products are determined based upon the sales price. However, both Principal and Agent agree that these terms can be modified from time to time and/or from sale to sale with their mutual consent. Representative shall be responsible for providing financing of the entire purchase price of each sale and shall be entitled to withhold commissions and fees while remitting the balance of not less than $50.00 per unit to Principal. All orders shall be paid for in advance and funds may be placed in escrow in favor of Principal to draw on said escrow account according to a schedule approved in advance.

Minimum opening orders shall be for five thousand (5,000) units. Orders in smaller quantities will be accepted only if they are follow-on orders from existing customers.

This Agreement shall be for a period of five (5) years unless sooner terminated by mutual agreement of the parties; or, for cause, by either party upon thirty
(30) days' written notice.

                                    Exhibits
                                       13

Agent and Representative are independent contractors and nothing contained in this Agreement shall be deemed or interpreted to constitute the Agent as a partner or employee of the Principal, nor shall either party have any authority to bind the other in any respect, it being understood and agreed that all orders submitted by Agent and Representative are subject to acceptance by Principal in its sole discretion.

It is agreed between the parties that there are no other agreements or understandings between them relating to the subject matter of this Agreement. This Agreement supersedes all prior agreements, oral or written, between the parties and is intended as a complete and exclusive statement of the agreement between the parties. No change or modification of this Agreement shall be valid unless the same be in writing and signed by the parties.

This Agreement shall not be assigned by Agent or Representative without the prior written consent of Principal. In the event of a change of ownership or control of Principal, this Agreement and all of its terms and conditions, will remain in full force and effect.

Agent and Representative shall not divulge to any person, firm or firms, corporation or corporations, any trade secret having to do with the business of Principal that shall come to the knowledge of Agent and/or Representative by reason of this Agreement and the relationship of Principal, Agent, and Representative created by this Agreement, during the term of this Agreement and for three (3) years after the termination of this Agreement.

Agent and Representative agree that Principal shall not be liable for: any (i) losses; (ii) damage, including consequential damages; (iii) detention; (iv) delay or failure to perform in whole or in part resulting from causes beyond the control of Principal including but not limited to: acts of God; acts or omissions of Principal; fires; strikes; insurrections; riots; embargoes; delays in transportation; inability to obtain supplies; or requirements or regulations of the United States government or any other civil or military authority. Delays or non-performance excused by this provision shall not excuse payment of any amount due hereunder owed at the time of the occurrence.

No waiver of any term, provision or condition of this Agreement, the breach or default thereof, by conduct or otherwise, in one or more instances shall be deemed to be either a continuing waiver or a waiver of a subsequent breach or default of any such term, provision or condition of this Agreement.

All notices required or permitted to be given hereunder shall be in writing and may be delivered personally or by Certified Mail - Return Receipt Requested, postage prepaid, addressed to the party's last known address; or by facsimile transmission.

This Agreement shall be construed in accordance with and governed by the laws of the State of California.

The Parties will attempt through good faith negotiation to resolve their disputes. The term "disputes" includes, without limitation, any disagreements between the Parties concerning the existence, formation, and interpretation of this Agreement and their obligation thereunder. If the Parties hereto are unable to resolve their disputes through mediation. If mediation proves unsuccessful, either Party may commence arbitration by sending a written notice of arbitration to the other Party. The notice will state the dispute with particularity. As part of the arbitrator's decision, the arbitrator may allocate the cost of arbitration, including fees of attorneys and experts, as the arbitrator deems fair and equitable in light of all relevant circumstances.

            If the Parties reasonably believe that the amount in controversy will be less than One Hundred Fifty Thousand Dollars ($150,000), such arbitration will be conducted in San Diego, California by an arbitrator selected by the Parties, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. In this regard, each Party shall retain the right to cross-examine the opposing Party's witnesses, either through legal counsel, expert witnesses, or both. The decision of the arbitrator(s) shall be final, binding, and conclusive on all Parties (without any right to appeal therefrom) and shall not be subject to judicial review (except for abuse of the arbitrator's discretion).



                                    Exhibits
                                       14

         If the Parties reasonably believe that the amount in controversy will be One Hundred Fifty Thousand Dollars ($150,000) or greater, then the parties are not bound to arbitrate the dispute and may commence an action in Superior Court in San Diego, California, or in U.S. District Court in that jurisdiction.

INTENDING TO BE LEGALLY BOUND, the parties hereto have caused this Agreement to be executed as of the date first above written.


GREENLAND CORPORATION

BY:      Eric W. Gaer, President and CEO


INTERNATIONAL POWER & ENVIRONMENTAL CO

BY:      Richard H. Green, President

         Ing. Mario Diaz Lugo, Vice President


DELGADO & IBANEZ

BY:      Juan Delgado



                                    Exhibits
                                       15

                                                                     EXHIBIT 10m

                         ASSIGNMENT OF OPTION AGREEMENT

         This Assignment, dated June 24, 1997, is made by and between Greenland Corporation ("Greenland"), as assignor, and Eyre Trading Group, Ltd. ("Eyre"), as assignee.

                                    RECITALS

     Whereas Greenland has entered into an option agreement and related amendments thereto ("Option"), dated December 28, 1995, which is attached hereto and incorporated herein by this reference as Exhibit A, to acquire, as Optionee, certain real property situated in Pima County, Arizona and consisting of approximately 102 acres (the "Property").

     Whereas Eyre desires to acquire Greenland's option granting the exclusive right to purchase, as Optionee, the Property at an agreed upon price and under specific terms and conditions set forth in such Option.

         NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are acknowledged, the parties agree as follows:

         Assignment of Option to Purchase. Subject to the terms and conditions of this Agreement, and in reliance upon the representations, warranties, and agreements herein contained, Greenland, as Optionee, shall assign to Eyre all rights and title to, and interest in, the exclusive Option to purchase the Property on the terms and conditions set forth in the underlying Option, herein attached as Exhibit A.

         Consideration for Assignment of Option. As consideration for the assignment of the Option to purchase the Property, Eyre agrees to deliver to Greenland one million one hundred thousand (1,100,000) shares of its Class B Convertible Preferred Shares and to assume all remaining obligations of the Optionee in the underlying Option.

         Option Consideration. Greenland represents, and Eyre acknowledges, that all consideration paid to or for the benefit of Optionors in consideration of granting the Option shall belong to Optionors and be retained by Optionors in consideration of granting the Option, whether or not Optionee ultimately exercises Optionee's right to purchase the Property. Optionors have no duty to account to Optionee for the consideration paid by Optionee; however, all consideration paid by Optionee shall be credited to the purchase price of the Property in the event the Option is exercised.

         Purchase Price. Greenland represents, and Eyre acknowledges, that if the Option is exercised, the purchase price of the underlying Property and the terms of purchase, as set forth in the Option attached hereto as Exhibit A, shall generally be as follows:

                 Optionee  shall  pay  the  sum  of  Forty  Thousand  Dollars
              ($40,000.00) cash;

                 Optionee  shall assume or pay in its entirety an existing First
              Deed of Trust in favor of J. David Franklin and Susan A. Franklin, husband and wife, in the amount of Four Hundred Thirty-Five
              Thousand Dollars ($435,000.00), plus all accrued and unpaid interest thereon;

                 Optionee  shall assume all  delinquent  property taxes owing on the Property, including any taxes accruing after the date of Option;

                 Optionee shall deliver one million two hundred seventy thousand three hundred fifty-nine (1,270,359) shares of the common stock of Greenland Corporation to Optionors, to be divided among them in the ratio of their ownership interest in the Property. Optionee shall be given credit for any stock issued to Optionors' creditors prior to the close of escrow.

         Portion of Purchase Price Paid by Greenland. Greenland represents and warrants, and Eyre acknowledges, that Greenland, as Optionee in the underlying Option, has paid the following, and only the following, consideration to Optionor with respect to the purchase price noted in Article 4, above, and Eyre further acknowledges that Eyre shall, in the event Eyre chooses to exercise the Option, be responsible, as Optionee, for all other and additional obligations of purchase:

                 The sum of Thirty-Five Thousand Dollars ($35,000.00) cash. (See attached Exhibit B).

                                    Exhibits
                                       16

                 One  million  two  hundred   seventy   thousand  three  hundred
              fifty-nine (1,270,359) shares of the common stock of Greenland Corporation. (See Attached Exhibit B).

         Special Provisions Regarding Eyre Preferred Stock. Greenland understands and acknowledges that the shares of Eyre Class B Convertible Preferred Stock it is receiving as consideration for the assignment of the Option have not and will not be registered under the Securities Act of 1934, as amended (the "Act"), and are not freely tradable. In addition, Greenland understands the shares are not convertible into Eyre common shares for a period of two years after issuance. Therefore, the shares must be held by Greenland indefinitely unless the shares are sold pursuant to an effective Registration Statement under the Act, are sold pursuant to an available exemption from registration requirement of the Act, or are converted to free-trading common stock after a period of at least two years after issuance.

         Greenland's Representations, Warranties, and Indemnification. Greenland represents to Eyre as follows in sections (a) through (f) below; furthermore, Greenland agrees to indemnify, defend, and hold Eyre harmless from and against any losses, costs, damages and expenses (including, without limitation, attorneys' fees and costs) incurred by Eyre and resulting from any breach by Greenland of any of Greenland's representations, warranties, and covenants as set forth in this Agreement.

                     Organization,   etc.   Greenland  is  a  corporation   duly
                  organized, validly existing, and in good standing under the laws of Nevada and has full power and authority to carry on its business as it iis now being conducted and to own the properties and assets it now owns.

                     Authorization,   etc.   The  Company  has  full  power  and
                  authority to enter into this Agreement and to carry out the transaction contemplated hereby. The Company has taken all action required by law, its charter, or otherwise to authorize the execution and delivery of this Agreement and the transactions contemplated hereby, and this Agreement is a valid and binding Agreement of the Company enforceable in accordance with its terms.

                     No  Violation.  Neither the  execution and delivery of this
                  Agreement, nor the consummation of the transaction contemplated hereby, will violate any provision of any contracts, agreements, or be in conflict with, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination of, or accelerate the performance required by, or cause the accelartion of the maturity of any debt or obligation pursuant to, or result in the creation or imposition of any security interest, lien or other encumbrance upon any property or assets of the corporation under, any mortgage, bond, indenture, agreement, lease or other instrument, obligation or commitment to which the corporation is a party or by which it is subject, or violate any stature of law or any judgement, decree, order, regulation or rule of any court or governmental authority.

                     Consents.  No consent of any  person is  necessary  for the consummation of the transactions contemplated hereby which has not already been obtained and disclosed, including, without limitation, consents from parties to loans, contracts, leases, or other agreements and consents from governmental agencies, whether federal, state or local. Particularly, the assignment of the underlying Option requires the approval of the Optionor of that agreement, evidence of which approval is attached hereto, and incorporated by reference, as Exhibit C.

                     Prior  Agreements  and Payments.  Greenland has  heretofore delivered to Eyre, and has attached hereto as Exhibits A and B, the agreement, and associated amendments thereto, with respect to the underlying Option granted for the acquisition of the Property, as well as documentation evidencing any and all payments, or deliveries, by Greenland to the Optionor, as consideration for the purchase of the Property.

                     Indemnification.   Notwithstanding  the  above,   Greenland
                  irrevocably covenants, promises, and agrees to indemnify Eyre and to hold Eyre harmless from and against any and all losses, claims, expenses, suits, damages, costs, demands or liabilities, joint or several, of whatever kind or nature which Eyre may sustain or to which Eyre may become subject arising out of or relating in any way to misleading or untrue statements related to the representations made in this
                  Agreement including, without limitation, in each case attorneys' fees, costs and expenses actually incurred in defending against or enforcing any such losses, claims, expenses, suits, damages or liabilities.

                                    Exhibits
                                       17

         Eyre's Representations, Warranties, and Indemnification. Eyre represents to Greenland as follows in sections (a) through (f) below; furthermore, Eyre agrees to indemnify, defend, and hold Greenland harmless from and against any losses, costs, damages and expenses (including, without limitation, attorneys' fees and costs) incurred by Greenland and resulting from any breach by Eyre of any of Eyre's representations, warranties, and covenants as set forth in this Agreement.

                  (a) Organization, etc. Eyre is a corporation duly organized and validly existing under the laws of the state of Colorado. Eyre has made all filings and is in good standing in the jurisdictions of its formation and in each other jurisdiction in which the character of the property it owns or the nature of the business it transacts makes such filings necessary or where the failure to make such filings could have a material adverse effect on the business, operations, assets, or condition (financial or otherwise) of Eyre.

                  (b) Authorization, etc. Optionee's execution, delivery, and performance of this Agreement has been duly authorized by all necessary corporate action. This Agreement has been duly executed and delivered by Eyre and constitutes the legal, valid, and binding obligation of eyre, enforceable in accordance with its terms.

                  (c) Indemnification. Notwithstanding the above, Eyre irrevocably covenants, promises, and agrees to indemnify Greenland and to hold Greenland harmless from and against any and all losses, claims, expenses, suits, damages, costs, demands or liabilities, joint or several, of whatever kind or nature which Greenland may sustain or to which Greenland may become subject arising out of or relating in any way to misleading or untrue statements related to the representations made in this Agreement including, without limitation, in each case attorneys' fees, costs and expenses actually incurred in defending against or enforcing any such losses, claims, expenses, suits, damages or liabilities.

         No Untrue or Misleading Statements. None of the warranties, representations, or statements made by any party in this Agreement contain any untrue statements of material fact, or omit a material fact necessary in order to make the statements not misleading.

         Memorandum of Option. The underlying Option, in the form attached to this Agreement as Exhibit D, has been recorded in the Official Records of Pima County, Arizona.

         Miscellaneous.

                  Attorneys' Fees. If any controversy, claim, or dispute arises between the parties relating to this Agreement, or the breach thereof, the prevailing party or parties shall be entitled to recover reasonable attorneys' fees and costs.

               Counterparts.   This   Agreement  may  be  executed  in  multiple
          counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

               Captions.   The  section  headings  and  paragraph  captions  are
          intended solely for the convenience of the parties and not for the purpose of interpreting this Agreement.

                  Severability. If any portion of this Agreement is determined by a court of competent jurisdiction to be invalid or unenforceable, then such portion shall be deemed to be severed from and shall not affect the remainder of this Agreement.

               Survival.  All  representations,   warranties,   covenants,   and
          indemnities contained in this Agreement shall survive the Closing.

                  Notices. All notices and demands required or permitted to be given hereunder shall be in writing and shall be deemed given on the date of delivery, if personally delivered or delivered by facsimile or, if expressed, on the next day after depositing it with an overnight express delivery service, in sufficient time for next day delivery, charges prepaid and properly addressed as follows:

                  Greenland Corporation
                  7084 Miramar Road, Suite 400
                  San Diego, CA 92121



                                    Exhibits
                                       18

                  Jeffrey A. Nichols, Atty. At Law
                  Attn: Eyre Trading Group, Ltd.
                  388 Market Street, Suite 500
                  San Francisco, CA 94111

                  Any party may change his or here address for purpose of this paragraph by giving the other parties notice of the new address in the manner set forth above.

               Governing Law. This Agreement shall be governed by and construed under the laws of the State of California.

                  Arbitration, Legal Proceedings and Venue. The Parties will attempt through good faith negotiation to resolve their disputes. The term "disputes" includes, without limitation, any disagreements between the Parties concerning the existence, formation, and interpretation of this Agreement and their obligation thereunder. If the Parties hereto are unable to resolve their disputes by negotiation, they shall attempt to resolve their disputes through mediation. If mediation proves unsuccessful, either Party may commence arbitration by sending a written notice of arbitration to the other Party. The notice will state the dispute with particularity. As part of the arbitrators decision, the arbitrator may allocate the cost of arbitration, including fees or attorneys and experts, as the arbitrator deems fair and equitable in light of all relevant circumstances. The arbitration hearing shall be commenced thirty (30) days following the date of delivery of notice of arbitration to the other Party, or as soon thereafter as set by the arbitrator(s).

                  If a Party reasonably believes that the amount in controversy will be less that Twenty-Five Thousand Dollars ($25,000), such arbitration will be conducted in San Diego, California by an arbitrator selected by the Parties, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. If the amount in controversy will likely exceed Twenty-Five Thousand Dollars ($25,000), such arbitration shall be conducted by the Judicial Arbitration and Mediation Services, Inc. ("JAMS") as arbitrator in San Diego, California in accordance with the rules promulgated by JAMS (with the widest rights of discovery as provided in the California Code of Civil Procedure). In this regards, each Party shall retain the right to cross-examine the opposing Party's witnesses, either through legal counsel, expert witnesses, or both. The decision of the arbitrator(s) will be final, binding and conclusive on all Parties (without any right to appeal therefrom) and shall not be subject to judicial review (except for abuse of the arbitrator's discretion).

                  If a Party reasonable believes that the amount in controversy will exceed One Hundred Thousand Dollars ($100,000), then the Parties are not bound to arbitrate the dispute and may commence an action in Superior Court in the County of San Diego, or in U.S. District Court, Southern District of California.

               Binding Effect. This Agreement shall be binding on and inure to the benefit of the respective heirs, assigns, successors-in-interest, executors, administrators, and representatives of the Parties.

                  No Third Party Beneficiary. This Agreement is for the exclusive benefit of the parties, creates rights and duties only with respect to the parties, and is not intended to benefit any other person or entity.

                  Entire Agreement. This Agreement contains the entire agreement of the parties and supersedes any and all priot written or oral agreements between them concerning the subject matter of this Agreement. There are no representations, agreements, arrangements, or understandings, oral or written, between the parties, relating to the subject matter of this Agreement, which are not fully expressed herein.

                  Waiver. No waiver of any right, remedy, or breach of a duty as provided herein shall be effective unless it is in writing and is signed by the waiving party; no such waiver shall constitute a waiver of any other rights, remedy, or breach; and no delay or failure to enforce any right or remedy shall preclude or affect the later enforcement of such right or remedy.

                  Further Assurances. The parties shall take such actions and shall execute, have acknowledged (if necessary), and deliver such documents as may be reasonable or necessary to effectuate the purposes and intents of this Agreement.

               Amendments. No amendment or modification of, deletion from, or addition to this Agreement shall be effective unless it is in writing and is executed and delivered by all the parties.

                                    Exhibits
                                       19

               Authority. Each person executing this Agreement represents and warrants that he had proper authority to bind the party on whose behalf he is executing it.

            IN WITNESS WHEREOF, the parties hereto have executed this Option Agreement as of the date first above written.



            GREENLAND

            BY: Eric W. Gaer, President and CEO





            EYRE

            BY: Doug Silva, President



                                    Exhibits
                                       20

                                                                     EXHIBIT 10n

                         COOPERATIVE MARKETING AGREEMENT
AGREEMENT made this 21st day of July, 1997 ("Agreement") by and between StarCom USA Inc., ("StarCom") located at 4800 S. 188th Street, Suite 130, Seattle, WA 98188, and Greenland Corporation, ("Greenland") a wireless communications company having its offices at 7084 Miramar Road, San Diego, California 92121

THE PURSPOSE of this Agreement is to establish terms and conditions pursuant to which both Greenland and StarCom shall perform services for, and provide benefits to, the other, which are expected to result in increased sales of their products to third party Customers, including but not necessarily limited to the Power Authority of Puerto Rico.

WHEREAS, it is the desire and intent of Greenland and StarCom to develop between them an agreement wherein each company shall provide its unique capabilities to make available comprehensive, advanced technology in the information gathering needs of utility companies in the United States.

WHEREAS Grccnland, having developed a patent-pending wireless communication technology for use in automated meter reading (AMR) called "AirLink(TM)", wishes to utilize these resources in concert with StarCom to supply the complete Airlink package to the utility industry.

WHEREAS StarCom has developed unique and proprietary solutions for wireless data communications network services, in-vehicle unit solutions and generic mapping/dispatch applications software for global opportunities with market discriminators in network coverage and cost and StarCom has developed relationships with utility companies and wishes to utilize these resources in conceit with Greenland to supply a complete "StarTrack(TM)" and "StarNet(TM)" package to the utility industry.

THEREFORE, in consideration of the representations, warranties, and covenants, including in particular, the cooperative marketing and exclusivity covenants, contained herein, Greenland and StarCom agree as follows:

I.   DEFINITIONS
Greenland "Application Systems," hereafter referred to as "AirLink" shall mean and refer to those computer programs, hardware and documentation related thereto, developed by Greenland to perform particular tasks, which are listed and more fully described in Appendix A. Appendix A may, by mutual written agreement of the parties, be amended from lime to time.

StarCom "Application Systems," hereafter referred to as "StarTrack" and "StarNet", shall mean and refer to those communications products, technology, hardware and documentation related thereto, developed by StarCom to perform particular tasks, which are listed and more fully described in Appendix B. Appendix B may, by mutual written agreement of the parties, be amended from time to time.

II.      TERM

This Agreement shall become effective on the date first set forth above and shall remain in effect for five (5) years, unless sooner terminated by the parties as provided herein. It shall thereafter be automatically renewed for successive one(1) year terms unless either Party provides written notice of termination at least sixty (60) days prior to commencement of a net term, unless sooner terminated by the parties as provided herein.

III.     OBLIGATIONS
Each Party shall perform services as follows:

1. Technical Services

            (a) System Integration. Each Party shall provide assistance to ensure the integration of the Application System. When necessary, each Party shall work to improve the performance of the integrated Application System.


                                    Exhibits
                                       21

            (b) Documentation. Each Party shall deliver complete documentation for third party use of their Application Systems.

2. Names and Trademarks. Each Party hereby consents to the use by the other of its corporate name, the names of the Application System, and all of its trademarks and other proprietary names in order to enable each Party to fulfill its obligations under, and receive the benefits of this Agreement.

3. Sales Assistance. Based upon mutual agreement, each Party will assist the other by performing appropriate tasks including, but not limited to, the following:

     informing prospective Customers that the StarTrack" and "StarNet" Systems are interoperable with the AirLink System and vice versa;

            (b) developing and supplying marketing and promotional material for the AirLink/StarTrack/StarNet System which describes their availability and performance;

            (c) supplying technical documentation on all versions of each Application System and other technical support, including consulting, as mutually agreed to by Greenland and StarCom;

            (d) developing and supplying, specifically for use by each Party's sales organization, a guide to the AirLink/StarCom Systems which describes their features and benefits;
            (e) providing technical support of appropriate quality to enable both parties to demonstrate the AirLink/StarTrack/StarNet System at such trade shows and Greenland 's seminar series as shall be selected by mutual agreement of StarCom and Greenland;

            (f) both shall provide a complete unit of each product at no charge for promotional purposes;

            (g) providing copies of current published price lists and sales and license agreements applicable to each AirLink/StarTrack/StarNet System.
            4. Sales Coordination. It is the intent of both parties to jointly market a particular Customer, however, in order to insure that a coordinated sales effort occurs between the Parties, it is understood and agreed that the company that creates the initial Customer contact will have primary responsibility for all communications with that Customer. A list of current customers will be provided in Attachment 1. This includes all verbal and written communication. Any communication that occurs where the primary company is bypassed will be immediately copied or otherwise transmitted via memorandum to the primary company. Subject to mutual agreement and with the intent to best service the Customer, responsibility for primary contact may transfer to the other Party.

The Parties agree that they will not compete independently with respect to the Customers identified in Exhibit C or any other party for the work identified in this Agreement. The Parties additionally agree not to disclose technical data with competitors with respect to the work identified in this Agreement.

The Parties understand and agree that in order to best serve the Customer, situations may arise where the systems are sold separately or implementation and/or add-ons occur over a period of time. The Parties agree to work together in a coordinated manner that is in the best interest of the Customer. The Parties will make a "best-effort" to promote the sales of the other party's system, and to allow the other Party to make their own sales presentation. However, the Parties recognize that due to existing Customer radio, computer, and/or software systems, sale of one of the Party's system may not occur and consequently the selling Party's system may have to be integrated with a competitor's product.

5. Customer Support. For so long as this Agreement is in effect, and for one (1) year following its termination (for any reason whatsoever), both Parties shall offer to the Customers, at commercially reasonable prices, a complete support and maintenance program for the StarCom Systems interoperable with Greenland systems, including, but not limited to:


                                    Exhibits
                                       22

            (a) installation/integration
            (b) timely problem reports
            (c) problem fixes

V. RELATIONSHIP OF THE PARTIES

Greenland and StarCom are each independent contractors. Each Party shall be solely responsible for determining its manner of performance of its obligations under this Agreement. Neither Party shall be, nor represent itself to be, the franchiser, franchisee, partner, broker, employee, servant, agent, or legal representative of the other Party for any purpose whatsoever. Neither Party is granted any right or authority to assume or create any obligations or responsibility, express or implied, on behalf of or in the name of the other Party or to bind the other Party in any matter or thing whatsoever, including but not limited to, the right or authority to obligate the other Party to accept or deliver any order, or to sell or refuse to sell to any third party. Neither Party shall be entitled to share any sales and/or licensing revenues received by the other.

1. The parties agree to co-market for dispatch, service provider management, billing, and other functions to be conducted while doing business with those Customers identified in Exhibit C that have a requirement for AMR. Thc initial target industries electric and water utilities. Specific target companies are identified in Appendix C and may be changed from time to time. This agreement shall apply to government, commercial and foreign business entities without geographical or territorial restriction that are mutually speed to and listed in Exhibit C.

2. The parties agree that they will not compete independently with respect to the Customers identified in Exhibit C or any other party for the work identified in this Agreement. The parties additionally agree not to disclose technical data with competitors with respect to the work identified in this Agreement.

3. Neither Party shall issue a news release, public announcement, advertisement, or any other form of publicity concerning his efforts in connection with this Agreement without obtaining prior written approval from the other Party. In the event such approval is granted, any resulting form of publicity shall give full consideration to the role and contributions of the other Party.

4. StarCom shall indemnify and hold Greenland harmless from all third party claims, liabilities, and losses, including reasonable attorneys' fees, whether or not suit is brought or liability is established, resulting from: (i) any acts or omissions of StarCom; (ii) any use, performance, or non-performance of any of the StarCom Systems; or, (iii) any use of any results obtained from the use of the StarCom Systems.

5. Greenland shall indemnify and hold StarCom harmless from all third party claims, liabilities, and losses, including reasonable attorneys' fees, whether or not suit is brought or liability is established, resulting from: (i) any acts or omissions of Greenland; (ii) any use, performance, or non-performance of any of the AirLink Systems: or, (iii) any use of any results obtained from the use of the AirLink Systems.


6. All orders for each Party's Application Systems shall be subject to acceptance in writing by an authorized employee of the other Party, in accordance with its standard business practices.

7. Nothing in this Agreement is intended to make any party a third party beneficiary hereof. Any obligation assumed by either Greenland or StarCom, as a result of this Agreement, to provide or make available any product or service to any Customer or other party is assumed strictly for the purpose of enabling StarCom and/or Greenland to increase sales, and any resulting benefit to that Customer or other party is entirely incidental.

8. Greenland acknowledges that StarCom has existing agreements with entities in Europe, MBCE and its affiliates, for European wireless data utilizing meteor burst and ELOS technologies, and Greenland agrees not to circumvent StarCom for business transactions with MBCE entities during the term of this agreement.


                                    Exhibits
                                       23

VI.      REPRESENTATIONS AND WARRANTIES

1. StarCom hereby represents and warrants that:

            (a) StarCom is the sole franchisee for StarTrack and StarNet in the United States of America, free from all claims of third parties;

            (b) each StarCom System shall not infringe any patent, trade secret, copyright or other proprietary right of any person or entity during the term of (his Agreement. StarCom agrees to defend, at its sole expense, any claim or suit brought against Greenland or any Customer (but only in the event Greenland is obligated to defend such Customer against such suit) based on a claim of infringement of a patent, copyright, trade secret or other proprietary right. StarCom shall pay resulting costs, damages, and attorney's fees provided Greenland promptly notifies it of the claim or suit;

            (c) it shall not make any representation to third patties concerning Greenland, the AirLink Application Systems, or Greenland 's other products, except through the distribution of then current information published by Greenland; and,

            (d) it shall fulfill all of its obligations to the Customers.

2. Greenland hereby represents and warrants that:

            (a) Greenland is the owner of each AirLink System it offers for sale, free from all claims of third parties,

            (b) each AirLink System shall not infringe any patent, trade secret, copyright or other proprietary right of any person or entity during the term of (his Agreement. Greenland agrees to defend, at its sole expense, any claim or suit brought against StarCom or any Customer (but only in the event StarCom is obligated to defend such Customer against such suit) based on a claim of infringement of a patent, copyright, trade secret or other proprietary right. Greenland shall pay resulting costs, damages, and attorney's fees provided StarCom promptly notifies it of the claim or suit;

            (c) it shall not make any representation to third parties concerning StarCom, the StarCom Systems, or StarCom's other products, except through the distribution of then current information published by StarCom; and,

            (d) it shall fulfill all of its obligations to the Customers.

Each Party represents and warrants that it is authorized to enter into this Agreement and that none of the provisions of this Agreement are in conflict with any other agreement to which it is a party.

VII.     CONFIDENTIALITY

Each Party shall keep confidential and not disclose to third parties or use in performing work for third parties or itself any design, processes, drawings, specifications, reports, data and other technical, commercial and financial information and the features of any hardware, paints, equipment, licensed software, training programs and other items furnished or disclosed by the other Party under or in connection with the Agreement; provided however, that nothing in the Agreement or in this Article VII shall preclude each Party from selling, leasing or furnishing to third parties hardware, licensed software, services, training or other goads and services for performing similar processes and functions as those contemplated by this Agreement

VIII.    LIMITATATION OF LIABILITY

In no event shall either Party be liable for: (i) any damages resulting from the other's failure to perform its responsibilities under this agreement; or, (ii) any incidental, indirect, special, or consequential damages whatsoever, including, but not limited to lost profits, even if the other Party has been advised, knew, or should have known, of the possibility of such damages.

                                    Exhibits
                                       24

TERMINATION

Each Party shall have the right to terminate this Agreement immediately: (i) if the other Party fails to perform or observe any of its obligations under this Agreement provided such breach, if curable, is not cured within twenty (20) days after written notice thereof; (ii) if any representation of the other Party shall prove to be false; or, (iii) if the other Party breaches any of its warranties, or based upon 15 days notice by one Party to the other for any reason whatsoever, however the terms and conditions outlined herein shall remain in effect for one (1) year concerning the customers listed in Exhibit C.

X.       MISCELLANEOUS

Greenland and StarCom shall each hear the costs of all labor, travel, per diem, materials and other expenses incurred by its respective employees in the execution of the terms of this Agreement unless otherwise specified herein.

Notice under this Agreement shall be in inviting and shall be delivered or addressed as follows:

If to StarCom:

Mr. Randal Ownbey
StarCom USA Inc.
4800 S. 188th Street, Suite 130
Sea(lie, 1VA 98188
(206) 431-3058 (fax)

If to Greenland:

Mr. Eric Gaer
Greenland Corporation
7084 Miramar Road
San Diego, CA 92121

Each such notice shall bc effective upon initial receipt by the addressee.

StarCom and Greenland shall, at each one's own expense, meet quarterly, alternately at the locations stated in this Section X. These meetings may include the development of mutual marketing strategies and review of each Party's performance under this Agreement.

XI.      ASSIGNMENT

Neither Party may assign this Contract in whole nor in part without the prior written consent of the other Party. Any attempted assignment absent such consent shall be void. In the event either Party is sold, merged or divested in any other manner, each Party hereby guarantees that the Contract will be assigned in whole to the newly-formed or acquiring entity and that all provisions of this Contract will bc upheld and satisfied.

XII.     ENFORCEABILITY

1. No action, regardless of form, arising out of this Agreement may be brought by either Party more than two years after the cause of action has arisen.

2. Neither Party shall be responsible for failure to fulfill its obligations under this Agreement due to causes beyond its control.

3. Failure of either Party to insist in any instance upon strict performance by the other Party of any provisions of this Agreement shall not be construed of deemed to be a permanent waiver of such or any other provision of this Agreement.

                                    Exhibits
                                       25

4. If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

5. This Agreement shall be governed by, and construed in accordance with, the laws of tho Sale of California.

6. JURISDICTION - The court and authorities of the State of California or the federal district court having venue for the State of California shall have jurisdiction over all controversies that may arise with respect to this Agreement, the parties hereby waiving any other venue to which they might be entitled by virtue of domicile or otherwise. Should either party initiate or bring a suit or action before any other courts, it is agreed that upon application any such suit or action shall bc dismissed, without prejudice, and may be filed in accordance with this provision. The party bringing the suit or action before a court not agreed to herein shall pay to the other party all the costs of seeking dismissal including reasonable attorney's fees.

7. ARBITRATION - The Parties will attempt through good faith negotiation to resolve their disputes. The tern "disputes" includes, without limitation, any disagreements between the Parties concerning the existence, formation, and integration of this Agreement and their obligation thereunder. If the Parties hereto are unable to resolve their disputes through mediation. If mediation proves unsuccessful, either Party may commence arbitration by sending a written notice of arbitration to the other Party. The notice will state the dispute with particularity. As part of the arbitrator's decision, the arbitrator may allocate the cost of arbitration, including fees of attorneys and experts, as the arbitrator deems fair and equitable in light of all relevant circumstances.

If the Parties reasonably believe that the amount in controversy will be less than One Hundred Thousand Dollars ($100,000), such arbitration will be conducted in San Diego, California by an arbitrator selected by the Parties, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. In this regard, each Party shall retain the right to cross-examine the opposing Party's witnesses, either through legal counsel, expert witnesses, or both. The decision of the arbitrator(s) shall be final, binding, and conclusive on all Parties (without any right to appeal therefrom) and shall be subject to judicial review (except for abuse of the arbitrator's discretion).

If the Parties reasonably believe that the amount in controversy will be One hundred Thousand Dollars ($100,000) or greater, then the parties are not bound to arbitrate the dispute and may commence an action in Superior court in San Diego, California or in U.S. District Court in that jurisdiction.

This Agreement is the complete and exclusive statement of the agreement between StarCom and Greenland relating to its subject matter, and supcrsedes all proposals or prior agreements, oral and written, and all other communications between StarCom and Greenland, relating thereto.

IN WITNESS HEREOF, the parties hereto have caused this Agreement to be duly executed the day and year first written above.

GREENLAND CORPORATION

By: Eric Gaer, President


STARCOM USA, I.LC

By: R. Randal Ownbey, President


                                   APPENDIX A
                         COOPERATIVE MARKETING AGREEMENT


GREENLAND AirLink(TM) SYSTEM

                                    Exhibits
                                       26

                                   APPENDIX B
                         COOPERATIVE MARKETING AGREEMENT

StarCom System

The StarCom Technologies Application System which is the subject of this Agreement is hereafter called StarTrack(TM) Starlet(TM). StarNet consists of the end-to-end wireless data communications network, while StarTrack is StarCom's data communications unit. This system comprises operational 40 MHz trunked radio communication systems in major cities throughout the U.S. and a direct-marketing program to place radio units in service au said systems.




                                   APPENDIX C
                              CUSTO'MER TARGET LIST

         CUSTOMER                                     PRIMARY CONTACT

            Power Authority, Puerto Rico              Fernando Co1on





                                  ATTACHMENT 1

                              CURRENT CUSTOMER LIST

            (To Be Supplied)


                                    Exhibits
                                       27

                                                                     EXHIBIT 10o

                      COUNTERPART TO DISTRIBUTION AGREEMENT

This Counterpart to Distribution Agreement ("Counterpart"), dated December 5, 1997, is a counterpart to, and a continuation of, the Distribution Agreement
("Agreement") entered into effective May 1, 1998, by and between Greenland Corporation of 7084 Miramar Road, Suite 400, San Diego, CA 92121; a corporation duly formed under the laws of the state of Nevada, U.S.A., ("Greenland") and KIT Concerns of Av. Afranio de Melo Franco, 74 S. 101 Leblon, Rio de Janiero, RJ 22430-060, Brasil; an organization duly formed under the laws of Brasil, ("KIT").

                                    RECITALS

     WHEREAS, KIT has fulfilled its duties and obligations to Greenland under sections 3 and 4 of the Agreement;

         WHEREAS, KIT has identified Centro de Pesquisas de Energia Eletrica ("CEPEL") as a qualified partner for the adaptation and development of Greenland's AirLink automated meter reading technologies ("Technology") in Brasil, as allowed for under section 9 of the Agreement;

     WHEREAS, CEPEL is qualified to act as a partner in the adaptation and development of the Technology in Brasil and desires to act in that capacity; and

         WHEREAS, Greenland acknowledges and approves of CEPEL acting as a partner in the adaptation and development of the Technology in Brasil.

                                    AGREEMENT

         NOW THEREFORE, in consideration of the covenants and mutual promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

            CEPEL, as a technology partner, shall be bound by the terms of the Agreement as those terms shall apply to KIT, and as the same may be modified by the terms of this Counterpart.

            CEPEL shall provide engineering support to Greenland for the development and adaptation of Greenland's Technology to the Brasilian and South American markets. Rights to any such developments and adaptations of the Technology will inure to the exclusive benefit of Greenland and shall be subject to the exclusive distribution rights held hereunder by KIT and CEPEL. Ownership of the intellectual property rights to technologies that may be so developed, but that are not attributable to Greenland's Technology, shall be discussed between the parties prior to such development and the parties agree to, at such time, use their best efforts to come to a separate agreement on the sharing of such rights.

            Greenland, in addition to its duties under the Agreement, shall make its Technology available to CEPEL and assist CEPEL, to the extent it is practicable, with research and development in adapting the Technology to the Brasilian and South American markets.

            KIT, in addition to its duties under the Agreement, shall assist in developing financial models for customer sales of the Technology and shall assist CEPEL in the marketing of the Technology.

            CEPEL shall, as soon as practicable after the signing hereof, send an engineer to visit the Greenland offices for an exchange of technical information and hand-on training with the

                                    Exhibits
                                       28

Technology. CEPEL shall cause said engineer to deliver ten (10) units of the AirLink devices to Brasil for CEPEL's internal validation testing.

            Upon satisfactory internal validation testing of the Technology, CEPEL and KIT shall use their best efforts to arrange for a "pilot" program of testing with either a Brasilian utility company or via a government grant.

            Until such time as more detailed, or other, agreements may be made between the parties, initial Technology products will be exported by Greenland to Brasilian customers at costs to be mutually agreed between the parties. Such pricing shall be developed based upon actual and anticipated expenses of the parties. Revenues from sales of such products and associated services will first be reduced by a reimbursement to each party of direct costs incurred by each party, respectively, plus fifteen percent (15%). The balance of revenues shall be divided equally among the parties to this Counterpart. This paragraph is applicable for applications of the Greenland AirLink Technology in so far as automated meter reading is concerned. For other applications of the Technology, a separate agreement shall be reached between the parties.

            Greenland  shall allow for the marketing of the Technology  products
under  the   Agreement  to  be  made  under  a  joint  lable  with  CEPEL  (i.e.
CEPEL/AirLink).

            The terms of this Counterpart shall remain in effect for two (2) years and thereafter be renewable for consecutive, renewable two year terms for so long as the parties hereto, or their respective successors, assigns, parties in interest, and/or affiliates maintain commercially viable operations involving the Technology and/or associated developments thereof, or until such time as termination shall occur under the Agreement. In the event of termination, the parties shall be bound by the terms of the Agreement which cover such event.

            The parties to this contract, and each of them, maintain their independence from the other and no party hereto is designated as an agent of, nor hired as an employee of, another. No party has the authority to bind another or to make commitments on behalf of another, and none shall represent itself as an agent of the other, or in any capacity other than as an independent entity.

            A signature received pursuant to a facsimile transmission shall be sufficient to bind a party to this Counterpart.

IN WITNESS WHEREOF, the parties have cause this Counterpart to be executed and delivered, by thei duly authorized officers, effective as of the day and year first written above.

GREENLAND

By: Eric W. Gaer, President and CEO



KIT

Paulo E. Klabin, Managing Director



CEPEL

Reynaldo Sigiliao da Costa, Coordenador de Programa de Sistemas de Distribuicao



                                    Exhibits
                                       29

                                                                     EXHIBIT 10p
                              AGREEMENT OF EXCHANGE

         This Agreement is made effective December 31, 1997, at San Diego, California, by and between Golden Age Homes, Inc., a Nevada Corporation, hereinafter called "Golden Age", Greenland Corporation, a Delaware Corporation, hereinafter called "Shareholder", and GAM Properties, Inc., a California corporation, hereinafter called the "Corporation".

     WHEREAS,   the  Shareholder  has  represented  that  it  owns  all  of  the outstanding stock of the Corporation, and

         WHEREAS Golden Age desires to acquire from Shareholder and Shareholder desires to exchange stock with Golden Age, one hundred percent (100%) of the outstanding stock of the Corporation ("the Shares"), and

         WHEREAS the Corporation desires that this transaction be consummated.

         NOW, THEREFORE, in consideration of the mutual covenants, promises, conditions, agreements, representations and warranties contained in this Agreement, setting aside all previous agreements both oral and written the parties agree as follows:

1.       PURCHASE AND SALE OF SHARES

            1.1. Subject to the terms and conditions set forth in this Agreement, on the closing, Shareholder will transfer and convey to Golden Age 20,000 shares of common stock in the Corporation, which represents 100% of the issued and outstanding shares of stock in the Corporation.

            1.2. As consideration for the transfer of the shares by Shareholder, Golden Age shall deliver at the closing, ten thousand dollars ($10,000.00) in the form of a ninety (90) day promissory note and certificates representing 290,000 shares of Golden Age's Class A convertible preferred stock valued at five dollars ($5.00) per share ($.001 par value), hereinafter referred to as the "Preferred Stock".

            1.3. The 290,000 shares of Preferred Stock shall be issued to Greenland Corporation.

            1.4. Conversion of the 290,000 shares of Preferred Stock held by Shareholder will be convertible on or after the two (2) year anniversary from the date of issuance at a value equal to five dollars ($5.00), the face value of the Preferred Stock, or convertible into common stock based on an exercise price equal to the average of the previous five (5) days' bid price at the date of conversion.

            1.5. Golden Age is to guarantee that there are sufficient shares of its common stock available to effect the conversion of the Preferred stock.

2.   REPRESENTATIONS AND WARRANTIES OF THE PARTIES

            2.1. The Shareholder represents and warrants that the Shareholder is owner, beneficially and of record, of all the shares free and clear of liens, encumbrances, security agreements, equities, options, claims, charges, and restrictions, other than any restriction set forth by the California Commissioner of Corporations. Shareholder will assure full power to transfer the shares to Golden Age by obtaining the consent or approval of its Shareholders.

            2.2. The Shareholder and the Corporation, to the best or their knowledge, represent and warrant as follows:

                                Corporation  is  a  corporation  duly  organized
                           validly existing, and in good standing under the laws of California and has all necessary corporate powers to own its properties and to operate its business as now owned and operated by it.

                                The authorized  capital stock of the Corporation
                           consists of twenty thousand (20,000) shares of common stock, having par value of one dollar ($1.00), of which 20,000 shares (the shares) are issued and outstanding. All the shares are validly issued, fully paid, and non-assessable, and such shares have been so issued in full compliance with all federal and state securities laws. There are no outstanding subscriptions, options, rights, warrants, convertible securities, or other agreement or commitments obligating the Corporation to issue or to transfer from treasury any additional shares of its capital stock or any class.

                                    Exhibits
                                       30

                                That there is no suit, action,  arbitration,  or
                           legal administrative, or other proceeding, to the best knowledge of Corporation; against or effecting corporation or any other business, assets, or financial condition other than those specifically disclosed by Corporation.

                                The  financial  statements  in the public filing
                           documents (Forms 10K and 10Q) of Shareholder, including the financial condition of the Corporation, have been prepared in accordance with generally accepted accounting principles consistently followed by the Shareholder and the Corporation as of the respective dates of said financial statements, and the results of its operation for the respective periods indicated.

                                That  there  has not been  since the date of the
                           financial statements provided any material change in the financial condition, liabilities, assets, business or prospects of the Corporation other than those specifically disclosed.

                                Since  December 31, 1994,  that within the times
                           and in the manner prescribed by law, the Corporation has filed all federal, state, and local tax returns required by law and has paid all taxes, assessment, and penalties due and payable. There are not present disputes as to taxes of any nature payable by the Corporation.

                                The execution and delivery of this  Agreement by
                           the Corporation, and the performance of its covenants and obligations under it, shall have been duly authorized by all necessary corporate action, and Golden Age shall have received copies of all resolutions pertaining to that authorization, certified by the secretary of the Corporation.

                              h. The Shareholder is acquiring the stock of Golden Age as an investment, and no with a view to distribution, and each hereby consents that the shares of Golden Age may be legended to the effect that such shares are not registered under the Securities act of 1933.

                              i. The  Corporation  has given no options or other
                  rights to purchase or subscribe for any shares of stock of the Corporation in favor of any person, firm or corporation. Stockholders do not have preemptive rights.

                              The  Corporation  has no assets or business  other
                  than those shown in the financial statements provided.

                              The  Corporation  is not  party to any  employment
                  agreements.

            2.3. Golden Age represents and warrants as follows:

                              Golden  Age  is  a  corporation   duly  organized,
                  validly existing and in good standing under the laws of Nevada and has all necessary corporate powers to own its properties and to operate its business as now owned and operated by it; and neither the ownership of its properties nor the nature of its business requires Golden Age to be qualified in any jurisdiction other than the state of its incorporation.

                              The   authorized   capital  stock  of  Golden  Age
                  consists of 50,000,000 shares of common stock, having a par value of $0.001 each, of which not more than 5,000,000 are issued and outstanding. All the shares are validly issued, fully paid, and nonassessable, and such shares have been so issued fully in compliance with all federal and state securities laws.

                              The financial statements provided pursuant to this
                  Agreement have been prepared in accordance with generally accepted accounting principles consistently followed by Golden Age throughout the periods indicated and fairly present the financial position of Golden Age as of the respective dates of said financial statements, and the results of its operations for the respective periods indicated.

                              That  there  has not  been  since  the date of the
                  attached financial statements any material change in the financial condition, liabilities, assets, business or prospects of Golden Age.

                              That Golden Age does not have any debt, liability,
                  or obligation of any nature, whether accrued, absolute, contingent, or otherwise, and whether due or to become due, that is not reflected in the financial statements or otherwise disclosed to this Agreement, and that all debts, liabilities,

                                    Exhibits
                                       31
                  and obligations incurred after that date were incurred in the ordinary course of business, and are usual and normal in amount both individually and in the Agreement.

                              f. That within the times and in the manner prescribed by law, Golden Age has filed all federal, state, and local tax returns required by law and has paid all taxes, assessments, and penalties which in Golden Age's opinion are due and payable and has made all filings required by all applicable state and federal laws.

                              g. That Golden Age has good and  marketable  title
                  to all of its respective assets and interests in assets, whether real, personal, mixed, tangible and intangible, which constitute all the assets and interest in assets that are used in the business of Golden Age.

                                The execution and delivery of this  Agreement by
                           Golden Age and the performance of its covenants and obligations under it, shall have been duly authorized by all necessary corporation action, and its shareholders have received copies of all resolutions pertaining to that authorization, certified by the secretary of Golden Age.

                              i. That they have had an opportunity to review the
                  financial statements pursuant to this Agreement and based on such financial statements they have entered into this Agreement.

                              j. That there has been given to the Shareholder an
                  opportunity to review all of Golden Age's filings with the Securities and Exchange Commission.

3.   DOCUMENTATION, DELIVERY AND COOPERATION

            3.1. The Corporation  will furnish to Golden Age for its examination
(i) copies of the Articles of Incorporation and by-laws of the Corporation; (ii) the minute books of the Corporation containing all records required to be set forth in all proceedings, consents, actions, and meetings of the shareholders and the Board of Directors of the Corporation; (iii) all permits, orders, and consents issued with respect to corporation, or any security, and all applications for such permits, orders, and consents; and (iv) the stock transfer books of the Corporation setting forth all transfers of any capital stock.

            3.2. At the closing, the Shareholder shall deliver to Golden Age the following instruments, in form and substance satisfactory to Golden Age and its counsel:

                              a. A certificate or certificates  representing the
                  shares of the  Corporation,  registered  in the name of Golden
                  Age.

            3.3. At the closing, Golden Age shall deliver to Shareholder the following instruments and documents:

                              a.  The  share   certificates   as  set  forth  in
paragraph 1.3.

            3.4. All of the parties further agree that they will do all things necessary and reasonable to accomplish and facilitate the transfer of the shares in conformance with any and all governmental bodies and regulatory agencies, and that they will sign and execute any and all documents necessary to bring about and perfect the purposes of the Agreement.

4.       OBLIGATIONS OF PARTIES
            4.1. The obligations of the Shareholder hereunder are, at the option of the Shareholder, subject to the conditions that on or before the closing:

                              a. The  Shareholder  shall not have discovered any
                  material error, or misstatement or omission in the representations, and warranties made by Golden Age herein, and all the terms and conditions of this Agreement to be complied with and performed by Golden Age at or before the Closing shall have been complied with and performed in all material respects.

                              b. The representations and warranties made by Golden Age in this Agreement shall be correct in all material respects at and as of the Closing.

                              c. The  Commissioner  of Corporations of the State
                  of California has issued, if necessary, the appropriate permit or permits pursuant to the California Corporations Code the qualification of the securities which are the subject of this Agreement.

            4.2. The obligations of Golden Age hereunder are, at the option of Golden Age, subject to the conditions that on or before the Closing:

                                    Exhibits
                                       32

                              a.  Golden  Age  shall  not  have  discovered  any
                  material error, misstatement or omission in the representations and warranties made by the Shareholder of the Corporation, and all the terms and conditions of this Agreement to be complied with and performed by the Shareholder and the Corporation on or before the Closing shall have been complied with and performed in all material respects.

                              b. The  representations and warranties made by the
                  Shareholder and the Corporation in this Agreement shall be correct in all material respects at and as of the Closing.

                              c. The  Commissioner  of Corporations of the State
                  of California has, if necessary, issued the appropriate permit or permits pursuant to the California Corporations Code for the qualification of the securities which are the subject of this Agreement.

            4.3. The Closing under this Agreement shall take place at the offices of Shareholder, San Diego, California, or at such place, time or date, as may be agreed upon by the parties.

This Agreement may be signed in one or more counterparts.

GOLDEN AGE HOMES, INC.

BY: Todd Smith, President



GAM PROPERTIES, INC.

BY: Michael H. deDomenico, President



GREENLAND CORPORATION

BY: Eric W. Gaer, President and CEO


                                    Exhibits
                                       33

                                                                     EXHIBIT 10q
                           MEMORANDUM OF UNDERSTANDING

         This Memorandum of Understanding ("MOU") is made as of the 2nd of April, 1998 between Greenland Corporation, a Nevada Corporation, whose principal offices are located at 7084 Miramar Road, San Diego, CA 92121 ("Greenland"), and Symmetry Device Research, Inc., a Nevada Corporation, whose principal offices are located at 10329 MacArthur Blvd., Oakland, CA 94605 ("Symmetry").

         WHEREAS, Greenland is a developer and provider of wireless digital technology and products related to automated meter reading that it markets under its AirLink(TM) trademark; and

         WHEREAS, Greenland is interested in selling AirLink to utilities and related businesses subject to the specifications, terms and conditions that may be required for each customer; and

         WHEREAS, Symmetry is a licensed power marketer, broker, and aggregator; and has applied for certification with the California Public Utilities Commission ("CPUC") as a Meter Service Provider ("MSP") and Meter Data Management Agent ("MCMA"); and

         WHEREAS, Greenland recognizes Symmetry as a qualified customer for AirLink, and Symmetry desires to purchase and install AirLink for its utility and industrial customers.

         The parties HEREBY MUTUALLY AGREE as follows:

         To cooperate with each other in providing AirLink technology and products to Symmetry customers, subject to terms and conditions mutually agreed to for each contemplated transaction.

         To cooperate in serving the City of Richmond, a customer of Symmetry, in the development and delivery of automated meter reading services using AirLink. Under this arrangement, Symmetry will be the direct customer of Greenland and be authorized to represent AirLink products as a reseller of such products to the City of Richmond.

         Symmetry will hire, if and when business demands, the necessary technicians to provide AirLink installations and ongoing technical support for customer installations.

         Symmetry will adopt and abide by the pricing, customer service, technical support, and other quality standards and policies utilized by Greenland, as the same by be modified by the parties for distribution and sale of AirLink.

         Symmetry acknowledges and agrees that Greenland is the sole and exclusive owner of all rights, title, interest in and to the intellectual property associated with AirLink products and associate technology, including, but not limited to, all patents, trademarks, tradenames, and associated copyright, and nothing in this MOU shall be construed as an assignment to Symmetry of any right, title, or interest in such intellectual property. Symmetry further agrees to not take any actions that would constitute a voluntary and knowing violation of such intellectual property rights.

Symmetry recognized and acknowledges the value of the goodwill associated with Greenland's AirLink products and associated technology, and/or the associated trademarks, tradenames, and copyrights, and further acknowledges that all right therein and the goodwill pertaining thereto belong exclusively to Greenland. Symmetry acknowledges and agrees that any and all goodwill generated by its sale of AirLink shall inure to the benefit of Greenland and that Symmetry shall not, at any time, acquire any rights in the goodwill of the AirLink products and/or the associated trademarks, tradenames, and copyrights.

         Symmetry shall not use Greenland's name and/or AirLink trademarks, tradenames, and/or copyrights other than as permitted by Greenland.

         The parties to this MOU, and each of them, maintain their independence from the other and neither party hereto is designated as an agent of, nor hired as an employee of, the other. Neither party has the authority to bind the other or to make commitments on behalf of the other, and neither shall represent itself as an agent of the other, or in any capacity other than as an independent entity.



                                    Exhibits
                                       34

         A signature received pursuant to a facsimile transmission shall be sufficient to bind a party to this MOU.



IN WITNESS WHEREOF, the parties have caused this Memorandum of Understanding to be executed and delivered by their duly authorized officers, effective as of the day and year first written above.



GREENLAND

By. Eric W. Gaer, President and CEO





SYMMETRY

By: Darwin E. Richards, President



                                    Exhibits
                                       35

                                                                     EXHIBIT 10r

                              AGREEMENT OF EXCHANGE

This Agreement is made effective April 6, 1998, at San Diego, California, by and between Quantix, a Nevada Corporation, hereinafter called "Quantix", and Greenland Corporation, a Nevada Corporation, hereinafter called "Greenland".

         WHEREAS, Quantix owns property consisting of approximately 10 acres on Pasadena Avenue, Lake Elsinore, California, as more completely described in Exhibit A attached hereto, hereinafter called the "Elsinore Property", and

         WHEREAS, Quantix owns a second trust deed in the amount of $258,000 against 10 acres of industrial property valued at $760,000 located in Moreno Valley/Riverside, California (subject to a first trust deed of $42,000), as more completely described in Exhibit B attached hereto, hereinafter called the "Riverside Property", and

         WHEREAS, Quantix owns a second trust deed in the amount of $115,000 against 4.27 acres of land in Perris, California valued at $375,000 (subject to a first trust deed of $25,000), as more completely described in Exhibit C attached hereto, hereinafter called the "Perris Property."

         WHEREAS Greenland desires to exchange with Quantix and Quantix desires to exchange the subject properties and a promissory note to Greenland for the securities Greenland owns in Natural Born Carvers, Inc., hereinafter called "NBC"; and

            WHEREAS both Greenland and Quantix desire that this transaction be consummated as soon as possible.

         NOW, THEREFORE, in consideration of the mutual covenants, promises, conditions, agreements, representations and warranties contained in this Agreement, setting aside all previous agreements both oral and written the parties agree as follows:

1.       EXCHANGE OF SHARES

1.1. Transfer. Subject to the terms and conditions set forth in this Agreement, on the Exchange Date, Quantix will transfer and convey to Greenland the Elsinore Property, the second trust deeds on the Riverside Property and the Perris Property, hereinafter referred to as the "Properties," and a Promissory Note in the amount of $1,527,000, a copy of which is attached to this Agreement as Exhibit D. The Properties include the real property described in Exhibits A, B, and C to this Agreement, subject to any indebtedness on the property.

1.2. Consideration. As consideration for the transfer of the Properties and the execution of the Promissory Note by Quantix, Greenland shall deliver, on the Exchange Date, payment consisting of its 1,100,000 shares of Natural Born Carvers Convertible Class B Preferred Stock, hereinafter called the "NBC Preferred Stock". Quantix is acquiring these securities as an investment, and not with a view to distribution. Quantix hereby consents that, upon conversion, the underlying common shares may be legended to the effect that such shares are not registered under the Securities act of 1933, as amended.

1.2.1. The NBC Preferred Stock shall be issued by NBC, pursuant to instructions provided by Greenland, to Quantix or its assignee(s). The NBC Preferred Stock is convertible into NBC common stock in March 1999 at a value equal to two dollars and sixty cents ($2.60), the face value of the NBC Preferred Stock; or convertible into NBC common stock based on an exercise price equal to the average of the previous five (5) days' bid price at the

                                    Exhibits
                                       36
date of conversion. NBC has guaranteed Greenland that there are and will be, at the date of conversion, sufficient shares of its common stock available to effect the conversion of the NBC Preferred stock. One certificate representing 240,000 shares of NBC Preferred Stock shall be issued to Quantix.

1.2.2. One certificate representing 110,000 shares of NBC Preferred Stock shall be issued to U.S. Holdings, LP, a California Partnership.

1.2.3. One certificate representing 750,000 shares of NBC Preferred Stock shall be issued to Quantix, but held as security for the $1,527,000 Promissory Note in favor of Greenland. The shares will be held in escrow by Carmine Bua, Esq., 3838 Camino del Rio North, Suite 333, San Diego, CA 92109-1789.

2.       REPRESENTATIONS AND WARRANTIES OF QUANTIX

2.1.  Ownership.   Quantix  represents  and  warrants  that  Quantix  is  owner, beneficially and of record, of the Properties, free and clear of liens, encumbrances, security agreements, equities, options, claims, charges, and restrictions, other than those expressly disclosed to Greenland, in writing, or any restriction set forth by the California Commissioner of Corporations. Quantix further represents that it is the legal holder of the trust deeds associated with this Agreement and that it has full legal authority to transfer such trust deeds to Greenland; and that Greenland, a result of this Exchange
Agreement, will have all the rights and privileges represented by the trust deeds as though Greenland were the original beneficial owner of such trust deeds.

2.2. Corporate Power and Authorization. Quantix is a corporation duly organized validly existing, and in good standing under the laws of Nevada and has all necessary corporate powers to own its properties and to operate its business as now owned and operated by it. The execution and delivery of this Agreement by Quantix, and the performance of its covenants and obligations under it, shall have been duly authorized by all necessary corporate action, and Greenland shall have received copies of all resolutions pertaining to that authorization, certified by the secretary of the Corporation.

2.2.1. Quantix's execution and delivery of this Exchange Agreement, and performance of its obligations hereunder, do not (a) conflict with or violate Quantix's Articles of Incorporation or Bylaws, (b) violate or, alone or with notice or the passage of time, result in the material breach or termination of, or otherwise give any contracting party the tight to terminate or declare a default under, the terms of any written agreement to which Quantix is a party, or by which its properties or assets may be bound; or (c) violate any judgment, order, decree, or to the knowledge of Quantix, any law, statute, regulation or other judicial or governmental restriction to which Quantix is subject.

Quantix warrants and represents that, before entering into this transaction, it has investigated the business properties and financial condition of Greenland and NBC, and has relied upon its own investigation and its own legal and accounting counsel before executing this Exchange Agreement.

2.3. Litigation. There is no suit, action, arbitration, or legal administrative, or other proceeding, to the best knowledge of Quantix; against or effecting the Properties; or any other business, assets, or financial condition that would have a material adverse effect on this Exchange Agreement other than those specifically disclosed by Quantix.

2.4. Appraisals. The real estate appraisals, if any, provided with this Exchange Agreement have been prepared in accordance with generally accepted appraisal principles and fairly present the value of the Properties as of the respective dates of said appraisals. Furthermore, there has not been, since the date of the attached appraisals, any material change in the condition, liabilities, assets, or prospects of the Properties other than those specifically disclosed. Should appraisals on the Properties be provided after the execution of this Exchange Agreement, they will reflect, at a minimum, the aforementioned values.

2.5. Non-Disclosed Liabilities. Quantix does not have any debt, liability, or obligation of any nature, whether accrued, absolute, contingent, or otherwise, and whether due or to become due, that has not been otherwise disclosed in this Exchange Agreement.


                                    Exhibits
                                       37

2.6. Taxes. Within the times and in the manner prescribed by law, Quantix has filed all federal, state, and local tax returns required by law and has paid all taxes, assessments, and penalties, which are due and payable; and has made all filings required by all applicable state and federal laws. There are no present disputes as to taxes of any nature payable by Quantix.

2.7. No Other Rights/Options. Quantix has given no options or other rights to purchase or exchange the Properties in favor of any person, firm or corporation.

2.8. Legal Compliance. Quantix has complied with all laws, regulations and orders applicable to the Properties. Quantix is not in default with respect to any order, writ, injunction or decree of any court or any court or Federal, State, Municipal or other Governmental authority or agency. Quantix and the Properties are not in violation of any zoning ordinance, restrictive covenant, administrative regulation, environmental law or regulation, or any other provision of law.

2.9. Brokerage Commissions. All negotiations relative to this Exchange Agreement, and the transactions contemplated hereby on behalf of Quantix, have been carried on by Quantix in such a manner as not to give rise, as the result of any action of Quantix, to any valid claim against Greenland for a brokerage commission, finders fee or other like payment.

2.10. Licenses and Permits. Quantix holds all, if any, licenses, certificates, permits, franchises and rights from all appropriate Federal, State or other public authorities necessary for the use of the Exchanged Assets by Greenland; and all, if any, such material licenses, certificates, permits, franchises and rights are set forth in Exhibit C attached hereto and incorporated herein. Quantix is presently holding the Properties so as to comply with all applicable statutes, ordinances, rules, regulations and orders of any governmental authority, including but not limited to any law, ordinance or regulation relating to the handling, storage, transportation, treatment or disposal of any Hazardous Substance as defined under the Comprehensive Environmental Recovery Compensation and Liability Act (CERCLA), 42 U. S. C. 9601 et. seq., as amended, or any petroleum or petroleum-bases substance. Further, to its knowledge,
Quantix is not presently charged with and is not under governmental investigation with respect to any actual or alleged violation of any statute, ordinance, rule or regulation affecting the Exchanged Assets.

3.   REPRESENTATIONS AND WARRANTIES OF GREENLAND

     3.1. Corporate Power and Authority. Greenland is a corporation duly organized, validly existing and in good standing under the laws of Nevada and has all necessary corporate powers to own its properties and to operate its business as now owned and operated by it; and neither the ownership of its properties nor the nature of its business requires Greenland to be qualified in any jurisdiction other than the state of its incorporation.

     3.1.1. The execution and delivery of this Agreement by Greenland, and the performance of its covenants and obligations under it, shall have been duly authorized by all necessary corporate action, and Quantix shall have received copies of all resolutions pertaining to that authorization, certified by the chief executive officer and/or secretary of Greenland.

     3.2. NBC Preferred Stock. The NBC Preferred Stock owned by Greenland consists of 1,100,000 shares, convertible into NBC common stock as outlined in section 1.2.1 of this Exchange Agreement. All the shares are validly issued, fully paid, and non-assessable, and such shares have been so issued fully in compliance with all federal and state securities laws.

     3.3. Financial Statements. The financial statements in the public filing documents (Forms 10K and 10Q) of Greenland, have been prepared in accordance with generally accepted accounting principles consistently followed by Greenland as of the respective dates of said financial statements, and the results of its operation for the respective periods indicated.

     3.4. Title. Greenland has good and marketable title to all of its respective assets and interests in assets, whether real, personal, mixed, tangible and intangible, which constitute all the assets and interest in assets that are used in the business of Greenland.

                                    Exhibits
                                       38

     3.5. Due Diligence. Greenland has had an opportunity to review the documents provided by Quantix related to the Properties and the trust deeds pursuant to this Exchange Agreement and based on such documents, Greenland has entered into this Exchange Agreement.

     3.6. Conflicts. Neither the execution and delivery by Greenland of this Exchange Agreement, nor the consummation of the transactions contemplated hereby, will: (a) conflict with or result in a breach of any provision of the Articles of Incorporation or Bylaws of Greenland, or (b) violate any order, writ, injunction, decree, statute, rule or regulation applicable to Greenland or any of its properties or assets.

     3.7. Broker Commissions. All negotiations relative to this Exchange Agreement and the transactions contemplated hereby have been carried on by Greenland in such a manner as not to give rise, as the result of any action of Greenland, to any valid claim against Quantix for a brokerage commission, finders fee or other like payment.

4.   OBLIGATIONS OF QUANTIX

     4.1. Books and Records. Quantix will furnish to Greenland for its examination (a) copies of Quantix's Articles of Incorporation and by-laws ; (b) the minute books of Quantix containing all records required to be set forth in all proceedings, consents, actions, and meetings of the shareholders and the Board of Directors of Quantix; and (c) all permits, orders, and consents issued with respect to Quantix, or any security, and all applications for such permits, orders, and consents.

     4.2. Documents Due at Closing. At the closing, Quantix shall deliver to Greenland the following instruments, in form and substance satisfactory to Greenland and its counsel:

            Such warranty deeds, leases, bills of sale, endorsements, assignments, and other good and sufficient instruments of conveyance and transfer, and such further assurances and evidences of conveyances as may be reasonably requested by Greenland in form satisfactory to Greenland and its counsel, as shall be effective to vest, in accordance with the terms of this Agreement, all rights, title and interest in and to the Exchanged Assets and other rights contemplated by this Exchange Agreement;

     4.2.1. Copies certified by the Secretary of Quantix, of the approval by the Board of Directors and all shareholders of Quantix authorizing the execution, delivery and performance of this Exchange Agreement and all other agreements, documents and instruments relating hereto and the consummation of the transactions contemplated hereby.

     4.3. Promissory Note. Execution of a Promissory Note representing $1,527,000 payable to Greenland. The term of the Promissory Note shall be one
(1) year. The interest rate shall be nine percent (9%) annually. All principal and interest shall be due at maturity. Quantix shall have the option of making principal and interest payments in cash or by utilizing mutually acceptable assets. As principal payments are tendered by Quantix, Greenland shall release the collateral (represented by 750,000 shares of NBC Preferred Stock held in escrow by Carmine Bua) in an amount equal to the principal reductions based upon a value of $2.04 per share..

     4.4. Changes in Status of the Properties Prior to Closing. Quantix will give notice promptly to Greenland of the occurrence of any event or the failure of any event to occur that would preclude the satisfaction of any condition contained herein.

     4.5. Changes In Status of Greenland Prior to Closing. Quantix shall not have discovered any material error, misstatement or omission in the representations and warranties made by Greenland, and all the terms and conditions of this Exchange Agreement to be complied with and performed by the Greenland on or before the Closing Date shall have been complied with and performed in all material respects.

     4.6. Delivery of Documents. Quantix shall promptly execute and deliver such instruments with any and all governmental bodies and regulatory agencies, and that it will sign and execute any and all documents necessary to bring about and perfect the purposes and take such actions as Greenland reasonably may request in order

                                    Exhibits
                                       39
to effect the transactions contemplated by this Exchange Agreement and to satisfy each of the conditions set forth in this Exchange Agreement.

     4.7. Consents and Authorizations. Quantix shall use its best efforts to obtain promptly all consents and authorizations of third parties, to make all filings, and to give all notices to third parties which may be necessary and reasonably required in order to effect, or in connection with, the transactions contemplated by this Exchange Agreement.

     4.8. Cooperation. Quantix further agrees that it will do all things necessary and reasonable to accomplish and facilitate the transfer of the shares in conformance of the Exchange Agreement.


5.   OBLIGATIONS OF GREENLAND

     5.1. Delivery of Securities. At the closing, Greenland shall deliver to Quantix the share certificates as set forth in paragraphs 1.2.2, 1.2.3, and 1.2.4.

     5.2. Corporate Approval. Copies certified by the Chief Executive Officer or Secretary of Greenland, of the approval by the Board of Directors of Greenland authorizing the execution, delivery and performance of this Exchange Agreement and all other agreements, documents and instruments relating hereto and the consummation of the transactions contemplated hereby.

     5.3. Notice of Non-Performance. Greenland will give notice promptly to Quantix of the occurrence of any event or the failure of any event to occur that would preclude the satisfaction of any condition contained herein.

     5.4. Delivery of Documents. Greenland shall promptly execute and deliver such instruments with any and all governmental bodies and regulatory agencies, and that it will sign and execute any and all documents necessary to bring about and perfect the purposes and take such actions as Quantix reasonably may request in order to effect the transactions contemplated by this Exchange Agreement and to satisfy each of the conditions set forth in this Exchange Agreement.

     5.5. Consents and Authorizations. Greenland shall use its best efforts to obtain promptly all consents and authorizations of third parties, to make all filings, and to give all notices to third parties which may be necessary and reasonably required in order to effect, or in connection with, the transactions contemplated by this Exchange Agreement.

     5.6. Due Diligence. Greenland shall not have discovered any material error, or misstatement or omission in the representations, and warranties made by Quantix herein, and all the terms and conditions of this Exchange Agreement to be complied with and performed by Quantix at or before the Closing shall have been complied with and performed in all material respects.

     5.7. Cooperation. Greenland further agrees that it will do all things necessary and reasonable to accomplish and facilitate the transfer of the shares in conformance with any and all governmental bodies and regulatory agencies, and that it will sign and execute any and all documents necessary to bring about and perfect the purposes of the Exchange Agreement.

     5.8. Representations and Warranties. The representations and warranties made by Greenland in this Exchange Agreement shall be correct in all material respects at and as of the Closing Date.

6.   CLOSING

     6.1. The Closing under this Agreement shall take place at the offices of Greenland, 7084 Miramar Road, San Diego, CA 92121, on or before the close of business April 8, 1998 ("Closing Date").



                                    Exhibits
                                       40

7.   COVENANTS OF QUANTIX AND GREENLAND

        Publicity. Quantix and Greenland agree to maintain in confidence information concerning this Exchange Agreement and the transactions contemplated by this Exchange Agreement. The parties shall consult with each other prior to any public announcements or disclosures required by law to be made with respect to the transactions contemplated by this Exchange Agreement, and no other announcements will be made without mutual consent of Quantix and Greenland.

     7.1. Best Efforts. Quantix and Greenland will use their best efforts to perform or cause to be satisfied each covenant or condition to be performed or satisfied by them.

     7.2. Filings. Quantix and Greenland agree to cooperate with each other in filing any necessary applications, reports or other documents with any Federal or State authorities having jurisdiction with respect to the transactions contemplated by this Exchange Agreement; and in seeking necessary consultation with and favorable action by any such agencies, authorities or bodies.

     7.3. Cooperation After Closing. After the Closing Date, Quantix and Greenland shall, whenever and as often as shall be reasonably required by the other, execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, any and all further instruments as may be necessary or expedient to consummate the transactions provided for in this Exchange Agreement.

8.   OTHER CONDITIONS AND OBLIGATIONS

     8.1. All obligations of Greenland under this Exchange Agreement are, at the option of Greenland, subject to and conditioned upon the satisfaction on or prior to the Closing Date, of each of the following additional conditions:

     8.1.1. Quantix Representations and Warranties. Except for changes contemplated by this Exchange Agreement and changes occurring in the ordinary course of business, the representations, warranties and agreements made by Quantix herein shall be true in all material respects on an as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date. Quantix and all shareholders of Quantix shall have performed in all material respects the obligations, agreements and covenants undertaken by them herein to be performed at or prior to the Closing Date.

     8.1.2. Authorizations and Approvals. All authorizations and approvals of any third parties, including Federal or State regulatory bodies and officials, necessary, in the reasonable opinion of Greenland, for the consummation of the transactions contemplated by this Exchange Agreement.

     8.1.3. Authority to Enter Into and Consummate Transaction. All resolutions and actions necessary to authorize the execution, delivery and performance of this Exchange Agreement and the consummation of the transactions contemplated hereby by Quantix shall have been duly and validly made and taken, and Quantix shall have full power and right to consummate the transactions contemplated hereby.

     8.1.4. Damage to Assets Prior to Closing. The Properties shall not have suffered, prior to the Closing, any loss or damage on account of fire, flood, accident or any other calamity to an extent that would materially impair the valuation of the Properties regardless of whether any such loss or losses have been insured against. Greenland shall have had full opportunity to enter upon the Properties and make such examinations thereof as it deems necessary. The results of such examinations must be satisfactory to Greenland, in its sole discretion.

     8.1.5. Payment of Taxes. Quantix shall have paid or made provision for payment of all transfer taxes, sales taxes, or other similar taxes, which become due by reason of the transactions herein provided, if any.


                                    Exhibits
                                       41

     8.2. Other Obligations of Quantix Prior to Closing. All obligations of Quantix under this Exchange Agreement are subject to and shall be conditioned upon the satisfaction prior to the Closing Date, of each of the following conditions:

     8.2.1. The representations, warranties and agreements made by Greenland herein shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date, except as affected by transactions contemplated hereby. Greenland shall have performed in all material respects the obligations, agreements and covenants undertaken herein to be performed at or prior to the Closing Date.

     8.2.2. All resolutions and actions necessary to authorize the execution, delivery and performance of this Exchange Agreement and the consummation of the transactions contemplated hereby by Greenland shall have been duly and validly made and taken, and Greenland shall have full power and right to consummate the transactions contemplated hereby.

9.   TERMINATION

     9.1. Mutual Consent. At any time on or prior to the Closing Date, this Exchange Agreement may be terminated by the mutual consent of Greenland and Quantix without liability on the part of any party. In the event of the termination of this Exchange Agreement by mutual consent, this Exchange Agreement shall become void and have no effect, without any liability on the part of any party or its directors, officers or shareholders.

     9.2. Material Default. At any time on or prior to the Closing Date, if a material default shall be made by a party in the observance, or in the due and timely performance of, the covenants herein contained, or if there shall have been a material breach by a party of any of the representations and warranties set forth in this Exchange Agreement, Greenland or Quantix, as the case may be, may terminate this Exchange Agreement without prejudice to its other rights and remedies, including such party's right to recover its expenses, costs, and other damages.

     9.3. Non-Compliance of Provisions of Exchange Agreement. If the conditions of this Exchange Agreement to be complied with or performed by a party on or before the Closing Date shall not have been complied with, and such non-compliance or non-performance shall not have been waived, the party to whom the benefit of such condition runs may terminate this Exchange Agreement without prejudice to its other rights and remedies, including such party's right to recover its expenses, costs and other damages.

10.      MISCELLANEOUS

     10.1. Amendment. This Exchange Agreement may be amended, modified or supplemented in whole or in part only by an instrument in writing executed by both Greenland and Quantix.

     10.2. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be considered to be an original instrument.

     10.3. Expenses. Quantix and Greenland shall each bear the respective expenses incurred by them in connection with the negotiation, execution and delivery of this Exchange Agreement and the consummation of he transactions contemplated hereby.

     10.4. Entire Agreement. This Exchange Agreement contains the entire agreement between Greenland and Quantix with respect to the Exchange Assets and related transactions and supersedes all prior arrangements or understandings with respect thereto.

     10.5. Descriptive Headings. The description headings are for convenience of reference only and shall not control or affect the meaning or construction of any provision of this Exchange Agreement.


                                    Exhibits
                                       42

     10.6. Notices. All notices or other communications that are required or permitted hereunder shall be in writing and sufficient if delivered personally or sent by registered or certified mail, postage prepaid, addressed as follows:

IF TO GREENLAND:                    Eric W. Gaer, Chief Executive Officer
                                    Greenland Corporation
                                    7084 Miramar Road
                                    San Diego, CA 92121

IF TO QUANTIX:                      H. Leah Hansen, President
                                    Quantix
                                    9310 Towne Center Drive
                                    Suite 78
                                    San Diego, CA 92121

     10.10 Specific Performance. Quantix acknowledges that the Exchange Assets are unique and that if Greenland fails to consummate the transactions contemplated by this Exchange Agreement, such failure will cause irreparable harm to Greenland for which there will be no adequate remedy at law. Greenland shall be entitled, in addition to its other remedies at law, to specific performance of this Exchange Agreement if Quantix, without just cause, refuses to consummate the transactions contemplated by this Exchange Agreement.

     10.10 Survival of Covenants, Representations, Warranties and Indemnifications. All covenants, representations and warranties made by any party to this Exchange Agreement shall be deemed made for the purpose of inducing the other parties to enter into this Exchange Agreement. The representations, warranties and covenants contained in this Exchange Agreement shall, except as otherwise provided in this Exchange Agreement, survive the Closing indefinitely. The covenants, presentations and warranties of both Quantix and Greenland are made only to and for the benefit of the other party to this Exchange Agreement and shall not create or vest rights in other persons.

     10.10 Controlling Law. This Exchange Agreement shall be governed by and construed pursuant to the laws of the State of California.

IN WITNESS WHEREOF, the parties have caused this Exchange Agreement to be executed by their authorized officers on the date stated above.



GREENLAND CORPORATION

BY: Eric W. Gaer, President and Chief Executive Officer




QUANTIX

BY: H. Leah Hansen, President



                                    Exhibits
                                       43

                                    CONTENTS


                                                         Page
INDEPENDENT AUDITOR'S REPORT............................. F-2
BALANCE SHEET............................................ F-3
STATEMENTS OF OPERATIONS................................. F-4
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY............ F-5
STATEMENTS OF CASH FLOWS................................. F-6
NOTES TO  FINANCIAL STATEMENTS........................... F-7

See Notes to Consolidated Financial Statements.

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                         SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS             TELEPHONE:     (801) 575-8297
UTAH ASSOCIATION OF                           FACSIMILE:     (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Greenland Corporation

We have audited the accompanying balance sheet of Greenland Corporation (a development stage company) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996, and for the period of July 17, 1986 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenland Corporation (a development stage company) as of December 31, 1997, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1997 and 1996, and for the period of July 17, 1986 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $(59,896) at December 31, 1997, and a retained deficit of $(3,562,158). The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                /s/ Smith & Company
                                           CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
April 9, 1998, except Note 5 which is dated April 30, 1998

                              GREENLAND CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                                12/31/97
                                                                                            ----------------
ASSETS
Current Assets
              Cash in banks                                                                 $          6,528
              Accounts receivable - officers (Note 2)                                                146,586
                                                                                            ----------------

                                                                   TOTAL CURRENT ASSETS              153,114

Equipment, net of depreciation of $12,134 (Note 1)                                                    30,338

Other Assets
              Investments (Note 4)                                                                 4,039,143
              Capitalized software costs (Note 1)                                                    186,723
                                                                                            ----------------

                                                                                            $      4,409,318
                                                                                            ================

LIABILITIES AND EQUITY
Current Liabilities
              Accounts payable                                                              $        123,502
              Accrued wages payable                                                                   29,750
              Payroll taxes payable                                                                   59,758
                                                                                            ----------------

                                                              TOTAL CURRENT LIABILITIES              213,010

              Convertible secured debentures (Note 5)                                                600,000
              Contingent liabilities                                                                       0
                                                                                            ----------------

                                                                      TOTAL LIABILITIES              813,010

STOCKHOLDERS' EQUITY
              Common Stock $.001 par value:
                 Authorized -100,000,000 shares
                 Issued and outstanding 27,097,787 shares                                             27,097
              Additional paid-in capital                                                           7,131,369
              Deficit accumulated during development stage                                        (3,562,158)
                                                                                            ----------------

                                                             TOTAL STOCKHOLDERS' EQUITY            3,596,308
                                                                                            ----------------

                                                                                            $      4,409,318
                                                                                            ================

See Notes to Consolidated Financial Statements.

                              GREENLAND CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                                7/17/86
                                                                                                               (Date of
                                                                                 Year Ended December 31,     inception) to
                                                                                  1997           1996          12/31/97
                                                                             -------------   -------------  -------------
REVENUES
           AMR Sales                                                         $      15,000   $      40,000  $      55,000
           Other income                                                             11,381          65,015         60,321
                                                                             -------------   -------------  -------------

                                                                                    26,381         105,015        115,321

EXPENSES
           General and administrative                                            1,820,050         639,462      2,561,768
           Depreciation                                                             12,134               0         12,134
           Interest                                                                 38,257           3,931         42,241
           Property taxes and other taxes                                           44,708           9,001         53,709
           Bad debts                                                                     0          59,668         59,668
                                                                             -------------   -------------  -------------

                                                                                 1,915,149         712,062      2,729,520
                                                                             -------------   -------------  -------------

LOSS FROM OPERATIONS                                                            (1,888,768)       (607,047)    (2,614,199)

OTHER INCOME (LOSS)
           Gain on disposition of subsidiary                                       531,388               0        531,388
           Loss on sale of properties                                             (115,000)              0       (115,000)
                                                                           ---------------   -------------  -------------

                                        NET LOSS FROM CONTINUING OPERATIONS     (1,472,380)       (607,047)    (2,197,811)

           Loss from discontinued operations (Note 1)                             (190,660)       (279,115)    (1,364,347)
                                                                             -------------   -------------  -------------

                                               NET LOSS BEFORE INCOME TAXES     (1,663,040)       (886,162)    (3,562,158)

PROVISION FOR INCOME TAXES                                                               0               0              0
                                                                             -------------   -------------  -------------

                                                                   NET LOSS  $  (1,663,040)  $    (886,162) $  (3,562,158)
                                                                             =============   =============  =============

Loss before discontinued operations                                          $        (.07)  $        (.09)
Loss from discontinued operations                                                     (.01)           (.04)
                                                                             -------------   -------------

                                        NET LOSS PER WEIGHTED AVERAGE SHARE  $        (.08)  $        (.13)
                                                                             =============   =============

Weighted average number of common shares used to
           compute net income (loss) per weighted average share                 20,270,173       6,637,617
                                                                             =============   =============


See Notes to Consolidated Financial Statements.

                              GREENLAND CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                              Common Stock                Additional
                                                            Par Value $0.001               Paid - in         Retained
                                                       Shares             Amount            Capital           Deficit
                                                   --------------     --------------    --------------    --------------
Balances at 7/17/86 (date of inception)                         0     $            0    $            0    $            0
   Issuance of common stock (restricted)
     At $.002 per share at 7/17/86                      1,000,000              1,000             1,000
Net loss for period                                                                                               (1,950)
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/86                                    1,000,000              1,000             1,000            (1,950)
Net loss for period                                                                                                  (10)
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/87                                    1,000,000              1,000             1,000            (1,960)
Net loss for period                                                                                                  (10)
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/88                                    1,000,000              1,000             1,000            (1,970)
Net loss for period                                                                                                  (10)
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/89                                    1,000,000              1,000             1,000            (1,980)
Net loss for period                                                                                                  (10)
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/90                                    1,000,000              1,000             1,000            (1,990)
Net loss for period                                                                                                  (10)
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/91                                    1,000,000              1,000             1,000            (2,000)
Net loss for period                                                                                                    0
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/92                                    1,000,000              1,000             1,000            (2,000)
Net loss for period                                                                                                    0
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/93                                    1,000,000              1,000             1,000            (2,000)
   Issuance of common stock (restricted)
     at $.033 per share for cash                        1,200,000              1,200            38,800
     to acquire subsidiary at $3.04 per
       share at 10/1/94                                   100,000                100           303,893          (257,612)
     to acquire additional rental properties
       at $2.92 per share at 10/1/94                      524,147                524         1,529,803
     at par 10/21/94 for services rendered                132,000                132
Net loss for period                                                                                             (110,338)
                                                   --------------     --------------    --------------    --------------
Balance at 12/312/94                                    2,956,147              2,956         1,873,496          (369,950)
   Issuance of common stock (regulation
     S) at $.10 per share for stock
       subscription                                     1,100,000              1,100           109,900
   Issuance of common stock (restricted)
     at $.483 per share to cancel debt                     25,544                 26           123,294
     at $.001 per share for services                      209,400                209
     at $.09 per share for assets                       8,500,000              8,500           710,829
     at $2.00 per share for assets                          8,400                  8            16,800
     at $5.00 per share to cancel debt                     20,000                 20            99,980
     at $5.14 per share to cancel debt                      5,000                  5            25,714
     at $6.03 per share to land option                    408,512                409         2,464,591
   Cancellation of restricted common
     stock                                                (42,750)               (43)         (124,786)
Net loss for period                                                                                             (587,153)
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/95                                   13,190,253             13,190         5,298,818          (957,103)

See Notes to Consolidated Financial Statements.

                              GREENLAND CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)



                                                              Common Stock                Additional
                                                            Par Value $0.001               Paid - in         Retained
                                                       Shares             Amount            Capital           Deficit
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/95                                   13,190,253             13,190         5,298,818          (957,103)
   Issuance of common stock (restricted)
     correction to issue price of shares
       previously sold on subscription                                                         (14,195)
     at $.001 per share for assets                      1,270,359              1,270            (1,270)
     at $.001 per share for services                      118,856                119              (119)
     at $.50 per share for cash                           242,500                242           121,008
     at $.25 per share for cash                         1,438,505              1,438           358,188
     at $2.00 per share for cash                           54,500                 55           108,945
     at $1.00 per share for cash                              600                  1               599
     at $5.00 per share for cash                              200                  0             1,000
     at $3.00 per share for cash                           28,000                 28            83,972
     at $.82 per share for services                        60,000                 60            48,940
     at $1.07 per share for cash                            2,888                  3             3,084
     at $.76 per share for services                         4,500                  5             3,396
     at $.31 per share for cash                           132,000                132            40,786
   Cancellation of restricted common stock             (1,328,701)            (1,329)         (458,103)
Net loss for year                                                                                               (886,162)
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/96                                   15,214,460             15,214         5,595,049        (1,843,265)
   Issuance of common stock (restricted)
     at $.25 per share for cash                           887,000                887           220,863
     at $.26 per share for cash                            15,000                 15             3,885
     at $.283 per share for services                        5,300                  5             1,495
     at $.25 per share for services                       165,000                165            41,085
     at $.26 per share for services                        16,500                 17             4,273
     at $.15 per share for cash                         2,000,000              2,000           298,000
     at par $.001 to settle lawsuit                        61,382                 61               (61)
     at $.25 to settle debt                                   200                  0                50
     at $.10 per share for cash                         2,944,000              2,944           291,456
     at $.22 per share for services                       300,000                300            65,700
     at $.10 per share for services                       268,105                268            26,542
     at $.277 per share for services                       10,840                 11             2,992
     S-8 shares at
       $.26 per share for services                        700,000                700           181,300
       $.20 per share for services                        100,000                100            19,900
       $.10 per share for services                      2,100,000              2,100           207,900
       $.075 per share for services                     2,310,000              2,310           170,940
   Disposition of subsidiary                                                                                     (55,853)
Net loss for year                                                                                             (1,663,040)
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/97                                   27,097,787     $       27,097    $    7,131,369    $   (3,562,158)
                                                   ==============     ==============    ==============    ==============


See Notes to Consolidated Financial Statements.

                              GREENLAND CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                7/17/86
                                                                                                               (Date of
                                                                                 Year Ended December 31,     inception) to
                                                                                  1997           1996          12/31/97
                                                                             -------------   -------------  -------------
OPERATING ACTIVITIES
   Net loss                                                                  $  (1,663,040)  $    (886,162) $  (3,562,158)
   Adjustments to reconcile net loss
     to cash provided (required) by operating activities:
       Depreciation and amortization                                               192,881         147,878        576,350
       Unrealized decrease in investments                                           47,576               0         83,826
       Book value of disposed assets/liabilities                                  (313,465)              0        200,374
       Stock issued for services                                                   728,153          52,401        823,422
   Changes in operating assets and liabilities:
       Accounts receivable                                                         (16,188)        (70,730)       (86,918)
       Escrow accounts                                                               7,518          (5,549)             0
       Other assets                                                                      0               0            542
       Accounts payable                                                             48,952          46,229        123,502
       Accrued expenses                                                            (27,572)        111,715         89,508
       Deposits                                                                    (20,814)         (1,015)             0
       Property taxes payable                                                      (83,782)         61,418       (112,522)
                                                                             -------------   -------------  -------------

                              NET CASH REQUIRED BY
                                                       OPERATING ACTIVITIES     (1,099,781)       (543,815)    (1,864,074)

INVESTING ACTIVITIES
   Capitalization of software costs                                                      0        (186,723)      (186,723)
   Purchase of stock                                                                     0               0        (55,000)
   Purchase of equipment                                                                 0          (1,626)       (17,558)
   Organization cost                                                                     0               0            (50)
                                                                             -------------   -------------  -------------

                                      NET CASH USED BY INVESTING ACTIVITIES              0        (188,349)      (259,331)

FINANCING ACTIVITIES
   Cash from subsidiary                                                                  0               0         23,415
   Proceeds from sale of stock                                                     820,050         719,481      1,637,336
   Collections of stock subscription                                                     0          40,000         40,000
   Amounts borrowed from (repaid to) stockholders                                 (290,790)        (10,000)             0
   Repayment of loans                                                              (29,860)        (91,931)      (243,818)
   Proceeds from new loans                                                         600,000          73,000        673,000
                                                                             -------------   -------------  -------------

                                NET CASH PROVIDED
                                                    BY FINANCING ACTIVITIES      1,099,400         730,550      2,129,933
                                                                             -------------   -------------  -------------

                               INCREASE (DECREASE)
                                               IN CASH AND CASH EQUIVALENTS           (381)         (1,614)         6,528

   Cash and cash equivalents at beginning of year                                    6,909           8,523              0
                                                                             -------------   -------------  -------------

                                                              CASH AND CASH
                                                 EQUIVALENTS AT END OF YEAR  $       6,528   $       6,909  $       6,528
                                                                             =============   =============  =============

   SUPPLEMENTAL INFORMATION
     Cash paid for interest                                                  $     306,892   $     309,799  $     951,321
     Assets acquired by assumption of debt and issuance of stock                         0         104,500     10,933,790
     Cancellation of stock previously issued for
       assets determined to be worthless (Note 4)                                        0         459,432        459,432
     Investment received in exchange for non-cash assets                         3,850,000               0      3,850,000
     Net book value of assets exchanged for investment                          (1,412,077)              0     (1,412,077)
     Land option exchanged for investment                                       (2,515,000)              0     (2,515,000)
     Stock issued to cancel debt                                                         0               0        249,039
                                                                             -------------   -------------  -------------

                                                                             $     229,815   $     873,731  $  12,516,505
                                                                             =============   =============  =============

See Notes to Consolidated Financial Statements.

                              GREENLAND CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997



NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

                  Principal Operations
                  The principal business of the Company is the marketing of advanced communications technology, which enables utilities to automate meter reading via the Company's AirLink System.

                  Accounting Methods
                  The Company recognizes income and expenses based on the accrual method of accounting.

                  Discontinued Operations
                  In December, 1997 the Company disposed of its wholly-owned subsidiary Gam Properties, Inc. (which was in the real estate rental business). The net loss from operations of the subsidiary during 1997 was $(190,660). The financial statements for the year ended December 31, 1996 have been restated to reflect the loss from Gam's operations consistent with 1997.

                  Development Stage
                  The Company was in the development stage prior to 1994, when it acquired its subsidiary Gam Properties, Inc. Upon the disposition of the subsidiary at December 31, 1997, the Company has re-entered the development stage.

                  Equipment
                  Equipment is recorded at cost. Depreciation is provided for using the straight-line method over a seven year life. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations.

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

                  The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

                              GREENLAND CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1997


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

              Income Taxes (continued)
              At December 31, 1997, a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover which expires as follows:

                   Year Ended              Expires             Amount
               -------------------   -------------------    ------------
                December 31, 1986     December 31, 2001     $      1,950
                December 31, 1987     December 31, 2002               10
                December 31, 1988     December 31, 2003               10
                December 31, 1989     December 31, 2004               10
                December 31, 1990     December 31, 2005               10
                December 31, 1991     December 31, 2006               10
                December 31, 1994     December 31, 2009           39,780
                December 31, 1995     December 31, 2010          378,664
                December 31, 1996     December 31, 2011          718,121
                December 31, 1997     December 31, 2012        1,892,413
                                                            ------------

                                                            $  3,030,978
                                                            ============

NOTE 2:       ACCOUNTS RECEIVABLE - OFFICERS

              During 1996 and 1997, the Company advanced $146,586 to officers and employees. The funds will be repaid in 1998 or withheld from wages.

NOTE 3:       GOING CONCERN ITEMS

              The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception and has a retained deficit of $(3,562,158).

              Management believes the Company will be able to continue as a going concern for the following reasons:


              1. The Company is in the process of a private placement offering to sell shares of restricted common stock to raise up to $5,000,000.

              2.           The  Company   expects  to   leverage   some  of  its
                           investments in other publicly-held corporations to borrow funds for working capital.

NOTE 4:       INVESTMENTS

              Investments consist of the following items:

              1- 25,000 shares of common stock in a public company. The cost was $55,000.

              2- A 49% interest in a limited liability company which is reported at $134,143 under the equity method.

              3- 1,100,000 convertible preferred shares in a public company. The basis in the land option given in exchange for these shares was $2,515,000. Subsequent to December 31, 1997, the Company has exchanged the shares for land and notes receivable valued at $2,400,000. The investment has been reflected at a value of $2,400,000 as of December 31, 1997. The shares are convertible in 1998 to the number of common shares (at the then-current market price) equivalent to $2,860,000.

              4- 290,000 convertible preferred shares in a public company. The net book value of the Company's subsidiary which was exchanged for these shares was $1,412,077. The negotiated price at December 31, 1997 was $1,630,000, which is the value reflected on these financial statements. The shares are convertible in 1999 to the number of common shares (at the then-current market price) equivalent to $1,450,000.

                              GREENLAND CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1997


NOTE 5:       CONVERTIBLE SECURED DEBENTURES

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

              Based in part on the advice of outside legal counsel, the Company believed that the validity of the convertibility of the Debentures was open to some question. The Company was sued by the Holders of the Debentures to force conversion.

              Subsequent to December 31, 1997, the Company settled with the Holders of the Debentures and issued 9,000,000 shares of its common stock to retire the Debentures. If the shares had been converted at December 31, 1997, the Company would have issued 8,415,147 shares.

NOTE 6:       LEASES

              In January, 1997, the Company entered into a three-year operating lease of office space. Required lease payments are $73,313 in 1998, and $79,560 in 1999.

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                      SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS          TELEPHONE:     (801) 575-8297
UTAH ASSOCIATION OF                        FACSIMILE:     (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS          E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT

              As independent public accountants for Greenland Corporation, we hereby consent to the use of our report included in the annual report of such Company on Form 10-KSB for the year ended December 31, 1997, and in the Company's offering pursuant to Regulation D of the Securities Act of 1933, as amended.

Date:         April 30, 1998


                                                 /s/ Smith & Company
                                            CERTIFIED PUBLIC ACCOUNTANTS

PART IV
                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           GREENLAND CORPORATION



                           By: _/s/ Eric W. Gaer_______
                                 Eric W. Gaer
                                 President and Chief Executive Officer

                                 May 11, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                                     Date



/s/ Eric W. Gaer            President and Chief Executive Officer,  May 11, 1998
                            and acting Chief Financial Officer
---------------------------
Eric W. Gaer



/s/ Michael H. deDomenico   Secretary                               May 11, 1998
---------------------------
Michael H. deDomenico