Form 10QSB
period 1998-03-31
GREENLAND CORP
filed 1998-05-22
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Class A Common Stock                  42,186,787 Shares Outstanding
  $0.001 par value                         as of May 15, 1998

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

         Part I.                    Financial Information

         Item 1.  Financial Statements (unaudited)

                      Condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997

                      Condensed consolidated statements of operations Three months ended March 31, 1998 and 1997

                      Condensed consolidated statements of changes in stockholders' equity as of March 31, 1998

                      Condensed consolidated statements of cash flows as of March 31, 1998 and 1997

                      Notes to condensed consolidated financial statements

         Item 2. Management's discussion and analysis of financial condition and results of operations

         Part II. Other Information

                  Signatures

                              GREENLAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          QUARTER ENDED MARCH 31, 1998


                                                                              MAR. 31, 1998          DEC. 31, 1997
                                                                            -----------------      -----------------
ASSETS                                                                            (UNAUDITED)              (AUDITED)

CURRENT ASSETS:
     CASH IN BANK                                                           $          12,274      $           6,528
     ACCOUNTS RECEIVABLE, OFFICERS                                                    146,586                146,586
     PREPAID EXPENSES                                                                     300                      -
                                                                            -----------------      -----------------
                                                   TOTAL CURRENT ASSETS               159,160                153,114

     EQUIPMENT, NET OF DEPRECIATION                                                    29,401                 30,338

     OTHER ASSETS
           INVESTMENTS                                                              4,039,143              4,039,143
           CAPITALIZED SOFTWARE                                                       186,723                186,723
                                                                            -----------------      -----------------

                                                           TOTAL ASSETS     $       4,414,427      $       4,409,318
                                                                            =================      =================

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                       $          95,707      $         123,502
     ACCRUED WAGES PAYABLE                                                                  -                 29,750
     PAYROLL TAXES PAYABLE                                                             59,427                 59,758
     NOTES PAYABLE                                                                     38,000                      -
                                                                            -----------------      -----------------

                                              TOTAL CURRENT LIABILITIES               193,134                213,010

     12% CONVERTIBLE DEBENTURES                                                         5,000                      -
     10% CONVERTIBLE SECURED DEBENTURES                                               400,000                600,000
                                                                            -----------------      -----------------

                                                      TOTAL LIABILITIES               598,134                813,010

STOCKHOLDERS' EQUITY

COMMON STOCK
     $0.001 PAR VALUE: 100,000,000 AUTHORIZED; 34,387,787 SHARES
     ISSUED AND OUTSTANDING AT 3/31/98                                                 34,388                 27,097
ADDITIONAL PAID-IN CAPITAL                                                          7,828,520              7,131,369
RETAINED DEFICIT                                                                   (4,046,615)            (3,562,158)
                                                                            -----------------      -----------------

          TOTAL STOCKHOLDERS' EQUITY                                                3,816,293              3,596,308
                                                                            -----------------      -----------------

                                                                            $       4,414,427      $       4,409,318
                                                                            =================      =================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              GREENLAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1998


                                                               THREE MONTHS ENDED MAR. 31,

                                                                    1998               1997
                                                             (UNAUDITED)        (UNAUDITED)
                                                        ----------------     --------------
REVENUES:
     AMR INCOME                                         $         10,000     $       15,000
     RENTAL INCOME                                                     -            117,548
     OTHER INCOME                                                    620              2,579
                                                        ----------------     --------------

          NET REVENUE                                             10,620            135,127

EXPENSES:
     GENERAL AND ADMINISTRATIVE EXPENSE                          119,322             71,837
     CONSULTING FEES                                             242,835            211,405
     SALARIES                                                     44,957            103,555
     MARKETING AND SALES                                           7,760             53,502
     ENGINEERING                                                  56,410             50,715
     RENT                                                         13,825             51,370
     DEPRECIATION                                                  1,518             48,219
     PROPERTY TAXES                                                    -             11,498
     INTEREST                                                      8,450             71,482
                                                        ----------------     --------------

                                                                 495,077            673,583
                                                        ----------------     --------------

INCOME (LOSS) FROM OPERATIONS                                  (484,457)          (538,456)

OTHER INCOME (EXPENSE)                                                 -                  -

PROVISION FOR INCOME TAXES                                             -                  -
                                                        ----------------     --------------

     NET INCOME (LOSS)                                  $       (484,457)    $     (538,456)
                                                        ================     ==============

NET INCOME (LOSS) PER SHARE                             $          (0.02)    $        (0.03)
                                                        ================     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES USED TO COMPUTE INCOME (LOSS)
   PER SHARE                                                  29,462,787         16,847,291




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              GREENLAND CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 31, 1998


                                              COMMON STOCK                   ADDITIONAL
                                            PAR VALUE $0.001                  PAID-IN             RETAINED
                                         SHARES           AMOUNT              CAPITAL              DEFICIT
                                     ---------------  ---------------    ----------------    -----------------
BALANCES AT 12/31/97                      27,097,787  $        27,097    $      7,131,369    $      (3,562,158)
  ISSUANCE OF COMMON
   AT $0.05 PER SHARE FOR CASH             2,250,000            2,250             112,500
   AT $0.10 PER SHARE FOR SERVICES            25,000               25               5,000
   AT $0.05 PER SHARE FOR SERVICES         4,815,000            4,815             569,851
   AT PAR  FOR SERVICES                      200,000              200               9,800

NET LOSS FOR PERIOD                                -                -                   -             (484,457)
                                     ---------------  ---------------    ----------------    -----------------

BALANCES AT 3/31/98                       34,387,787  $        34,388    $      7,828,520    $      (4,046,615)
                                     ===============  ===============    ================    =================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              GREENLAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 1998


                                                                 3 MONTHS ENDED
                                                                     MARCH 31,
                                                               1998               1997
                                                           (UNAUDITED)        (UNAUDITED)
                                                           -------------      -------------
OPERATING ACTIVITIES
   NET INCOME (LOSS)                                       $    (484,457)     $    (538,456)
   ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED
     BY OPERATING ACTIVITIES:
          STOCK ISSUED FOR SERVICES                              589,692            191,690
          DEPRECIATION                                             1,518             48,219

   CHANGES IN OPERATING ASSETS AND LIABILITIES:
          ACCOUNTS RECEIVABLE                                          -            (18,050)
          ESCROW ACCOUNTS                                              -             (1,670)
          PREPAID EXPENSES                                          (300)                 -
          ACCOUNTS PAYABLE                                       (27,795)            16,129
          PAYROLL TAXES PAYABLE                                     (331)           (31,696)
          ACCRUED WAGES PAYABLE                                  (29,750)                 -
                                                           -------------      -------------

NET CASH USED (REQUIRED) BY OPERATING ACTIVITIES                  48,577           (333,834)

INVESTING ACTIVITIES
     PURCHASE OF EQUIPMENT                                          (581)                 -
                                                           -------------      -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                           (581)                 -

FINANCING ACTIVITIES
   PROCEEDS FROM SALE OF STOCK                                   114,750            379,347
   COLLECTION OF STOCK SUBSCRIPTION                                    -                  -
   NOTES PAYABLE                                                  43,000
   AMOUNTS REPAID TO STOCKHOLDER                                       -            (20,000)
   REPAYMENT OF LOANS                                           (200,000)            (8,644)
                                                           -------------      -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        (42,250)           350,703
                                                           -------------      -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   5,746             16,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   6,528              6,909
                                                           -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $      12,274      $      23,778
                                                           =============      =============

SUPPLEMENTAL INFORMATION
   CASH PAID FOR INTEREST                                  $       8,450      $      71,482
                                                           -------------      -------------
                                                           =============      =============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              GREENLAND CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                          QUARTER ENDED MARCH 31, 1998


NOTE 1: BASIS OF PRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that can be expected for the year ended December 31, 1998.


NOTE 2:  DISCONTINUED OPERATIONS

         In December, 1997 the Company disposed of its wholly-owned subsidiary Gam Properties, Inc. (which was in the real estate rental business). The financial statements for the period ended March 31, 1997 have not been restated to reflect the loss from Gam's operations as resulting from discontinued operations.


NOTE 3: INVESTMENTS

              Investments consist of the following items:

              1- 25,000 shares of common stock of PSA, Inc. (OTCBB-PSAZ). The cost was $55,000, and the current market value at May 21, 1998 was $56,250.

              2-A 49% interest in a limited liability company which is reported at $134,143 under the equity method.

              3- 1,100,000 convertible preferred shares of Natural Born Carvers, Inc. (OTCBB-CARV). The cost was $2,515,000. Subsequent to December 31, 1997, the Company has exchanged the shares for land and notes receivable valued at $2,400,000. The investment has been reflected at a value of $2,400,000 as of December 31, 1997. The shares are convertible in 1998 to the number of common shares (at the then-current market price) equivalent to $2,860,000.

              4-290,000 convertible preferred shares of Golden Age Homes, Inc. (OTCBB-GAHI). The net book value of the Company's subsidiary which was exchanged for these shares was $1,412,077. The negotiated price at December 31, 1997 was $1,630,000, which is the value reflected on these financial statements. The shares are convertible in 1999 to the number of common shares (at the then-current market price) equivalent to $1,450,000.

         In the first quarter, the Company entered into a transaction, with Quantix, a Nevada Corporation, to exchange its holdings of 1,100,000 shares of 5% Convertible Class B Preferred Stock of Natural Born Carvers, Inc. for a combination of real estate, trust deeds, and promissory note. The transaction is intended to convert non-liquid assets of the Company into those that can be used for the ongoing financing of the Company. Management believes that the exchange of illiquid assets for liquid assets of substantially equal value will enhance the ability of the Company to continue financing its operations.

NOTE 4: 10% CONVERTIBLE SECURED DEBENTURES

         On April 9, 1997, the Company sold $600,000 in aggregate principal amount of 10% Convertible Debentures due April 30, 1999 under Regulation S. Sales commissions of 15% were paid. The Company placed 4,000,000 shares of restricted stock in escrow as security. Under the original terms of their issuance, the Series B Convertible Debentures are convertible into common stock at the lower of $.186 per share or 62% of the closing bid price of the common stock averaged over the five days prior to conversion. The issuance and sale of the Series B Convertible Debentures was intended to comply with Regulation S of the Securities Act. Based in part on the advice of outside legal counsel, the Company believed that the validity of the convertibility of the Debentures was open to some question. The Company was sued by the Holders of the Debentures to force conversion. During and subsequent to the first quarter, the Company settled with the Holders of the Debentures and issued 9,000,000 shares of its common stock to retire the Debentures.

NOTE 5: 12% CONVERTIBLE SECURED DEBENTURES

         During the first quarter of fiscal 1998, the Company issued an offering consisting of $250,000 of 12% Convertible Debentures due April 1, 2000. The Company promises to pay the registered holder(s) of debentures the principal sum of his investment on April 1, 2000 and to pay interest on the principal sum outstanding from time to time in arrears on the maturity date of the debentures at the rate of twelve percent (12%) per annum, accruing from the date of initial issuance. The debentures are convertible into shares of the Company's common stock at the greater of $0.10 per share or ninety percent (90%) of the bid price of the Company's common stock as quoted on the OTC Electronic Bulletin Board at the date of conversion. For each $10,000 of debentures, purchasers will receive 50,000 one-year warrants, expiring March 1, 1999, to purchase shares of the Company's common stock at $0.25 per share. During the first quarter ended March 31, 1998, the Company sold a principal amount of Debentures of $5,000.

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS
Introduction

         The  following   discussion   pertains  to  the  Company's  results  of
operations and financial condition as of March 31, 1997 and 1997, respectively.

         In December 1997, the Company sold its GAM Properties, Inc. ("GAM") subsidiary. Income and expenses associated with GAM have been previously consolidated on the Company's financial statements. The financial statements for the period ended March 31, 1998 do not include such income and expenses.

         The Company continues with the ongoing development and marketing of its AirLink automated meter reading system for utilities. The Company introduced AirLink, for the first time, in June 1996. During the course of fiscal 1996, the Company entered into agreements to install AirLink pilot systems in Oregon, Utah, and Connecticut. During 1997, the Company installed various iterations of the technology in Connecticut and Oregon. As a result of these pilot tests, the technology has been improved, and the Company expects to install these improved systems in the fiscal 1998.

Results of Operations

         During the first quarter of fiscal 1998 ended March 31, 1998, the Company had losses of $484,457, compared to losses of $538,456 in the year earlier period. The decrease of $53,999 is due primarily to the Company's sale of its GAM Properties, Inc. subsidiary in December 1997, operations which had been contributing to the Company's losses in previous periods.

Income

         Income from the Company's automated meter reading technology ("AirLink(TM)") was $10,000 during the first quarter, compared to $15,000 for the year-earlier period. The Company continues to refine its AirLink technology; and pilot installations serve as a platform for ongoing testing and performance evaluation.

         Other income (including interest income) was $620 for the first quarter compared to $2,579 in the first quarter of last year. The decrease is due principally to the disposition of the Company's GAM operations.

Expenses

         General and administrative expenses for the period ended March 31, 1998 totaled $ 485,109, compared to $440,299, an increase of $44,810 (10.2%). The increase in general and administrative expenses were due primarily to increases in expenses associated with ongoing capitalization of the Company, and ongoing operations associated with product development.

         Depreciation expense during the first quarter ended March 31, 1998 was $1,518, compared to $48,219 for the first quarter of fiscal 1997. This decrease is due to the sale of the Company's GAM operations in fiscal 1997.

         Interest expense decreased by $63,032 to $8,450 (13.4%) in the first quarter period of 1998 over the first quarter period of fiscal 1997 due to the sale of the Company's GAM operations in fiscal 1997.

Operations

         The Company has continue to fund the development efforts related to its automated meter reading operations. Sales of the Company's AirLink automated meter reading system have been limited to pilot installations for utilities in Connecticut, Utah, and Oregon. Marketing and sales efforts on behalf of AirLink have been accelerated, and the Company has responded to several requests for proposal from utilities in the U.S. and internationally.

         The Company has submitted several proposals, which were requested by utilities in the United States and three countries in South America. Many of these proposals are still pending. While management believes that these proposals are competitive, there can be no assurance that the Company will be selected as a provider of these automated meter reading systems.

         Subsequent to the period ended March 31, 1998, the Company entered into Memorandum of Understanding with Symmetry Device Research ("Symmetry") to provide AirLink to Symmetry clients. Symmetry is a licensed power marketer, broker and aggregator in the state of California and expects to be certified by the California Public Utilities Commission as a Meter Service Provider and Meter Data Management Agent. The company specializes in power quality and energy management issues.

Liquidity and Capital Resources

         The Company's total assets were $4,414,427 at March 31, 1998, an increase of $5,109 compared to the year ended December 31, 1997. This increase in assets is based primarily on increases in cash. The Company's total liabilities at March 31, 1998 were $598,134 compared to $813,010 at December 31, 1997; a decrease of $214,876 or 26.4%. This decrease is due primarily to the conversion of $200,000 principal amount of 10% Convertible Debentures converted in the first quarter period. Subsequent to March 31, 1998, the Company converted the balance of $400,000 principal of these Debentures. (Also see Notes to Consolidated Financial Statements.)

         The Company had negative working capital of $33,974 at March 31, 1998. The Company has extended a private placement offering to raise, over time, up to $7,500,000. The Company continues to investigate several alternatives to acquire additional capital, including borrowings on some of its assets. The Company is actively pursuing financing related to anticipated needs related to project financing of its automated meter reading operations.

PART II - OTHER INFORMATION

         Subsequent to the end of the period, in May 1998, the Company signed a Letter of Intent with Check Central, Inc. to acquire all of the outstanding shares of Check Central, Inc. in exchange for 34,400,000 shares of Greenland Corporation restricted common stock. Subject to execution of a definitive agreement, Check Central, Inc. will become a wholly-owned subsidiary of the Company.

         Check Central, Inc. has developed a proprietary system consisting of a sophisticated back-end computer network connected, via ISDN telephone lines, to free-standing kiosks that resemble standard bank ATM machines. Check Central terminals will cash payroll checks, provide ATM services, and issue money orders to users of the system.

ITEM 1 - LEGAL PROCEEDINGS

         The Company is not involved in any litigation that would have a material adverse effect on the Company; and the officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES

         None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - none.

              (b)     Reports on  Form 8-K

              Form 8-K filed January 22, 1998 related to the sale of the Company's GAM Properties, Inc. subsidiary to Golden Age Homes, Inc.; and to report the sales of equity securities pursuant to Regulation S to R.O.I., Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         GREENLAND CORPORATION


May 22, 1998             /s/  Eric W. Gaer
                         ------------------------------------------------------
                         Eric W. Gaer
                         President, Chief Executive Officer, and acting Chief
                         Financial Officer


May 22, 1998             /s/  Michael H. deDomenico
                         ------------------------------------------------------
                         Michael H. deDomenico
                         Secretary