Form 10QSB
period 1998-06-30
GREENLAND CORP
filed 1998-08-14
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                           Commission File No. 017833

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


                 Class A Common Stock          9,498,634 Shares Outstanding
                   $0.001 par value                as of August 11, 1998

                              GREENLAND CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1998
                                TABLE OF CONTENTS

Part I.   Financial Information
Item 1.   Financial Statements
          Consolidated balance sheets as of June 30, 1998
          Consolidated statements of operations
            Three  months  ended June 30,  1998 and 1997
            Six  months  ended  June  30,  1998 and 1997
            7/17/86 (date of inception) to June 30, 1998
          Consolidated statement of changes in stockholders' equity as of
           June 30, 1998
          Consolidated statements of cash flows
            Three  months  ended  June  30, 1998 and 1997
     `      Six months  ended June 30, 1998 and 1997
            7/17/86 (date of inception) to June 30, 1998
          Notes to consolidated financial statements

Item 2.   Management's discussion and analysis of financial
                   condition and results of operations

Part II.  Other Information

          Signatures

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                                                     June 30,
                                                                                                       1998
                                                                                                 -----------------
ASSETS
Current Assets
     Cash in banks                                                                               $          26,640
     Accounts receivable - officers (Note 2)                                                               147,585
                                                                                                 -----------------
                                                                         TOTAL CURRENT ASSETS              174,225

Equipment, net of depreciation of $15,170 (Note 1)                                                          27,884

Other Assets
     Notes Receivable (Note 3)                                                                           1,900,000
     Investments (Note 3)                                                                                1,639,143
     Software and licenses (Note 4)                                                                      2,625,000
     Capitalized software costs (Note 1)                                                                   186,723
                                                                                                 -----------------
                                                                                                 $       6,552,975
                                                                                                 =================

LIABILITIES AND EQUITY
Current Liabilities
     Accounts payable                                                                            $         131,366
     Accrued liabilities                                                                                    11,000
     Payroll taxes payable                                                                                   2,365
                                                                                                 -----------------
                                                                    TOTAL CURRENT LIABILITIES              144,731

     Convertible secured debentures (Note 5)                                                                 5,000
     Contingent liabilities                                                                                      0
                                                                                                 -----------------
                                                                            TOTAL LIABILITIES              149,731

STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
        Authorized -100,000,000 shares
        Issued and outstanding 9,374,134 shares                                                             93,741
     Additional paid-in capital                                                                         11,876,409
     Deficit accumulated during development stage                                                       (5,566,906)
                                                                                                 -----------------
                                                                   TOTAL STOCKHOLDERS' EQUITY            6,403,244
                                                                                                 -----------------
                                                                                                 $       6,552,975
                                                                                                 =================

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                      7/17/86
                                                        Three Months Ended              Six Months Ended             (Date of
                                                             June 30,                       June 30,               inception) to
                                                        1998           1997           1998            1997            6/30/98
                                                   -------------  --------------  -------------  -------------  ------------------
REVENUES
     AMR Sales                                     $           0  $            0  $      10,000  $           0  $           65,000
     Other income                                          4,871           1,078          5,491         18,657              65,812
                                                   -------------  --------------  -------------  -------------  ------------------
                                                           4,871           1,078         15,491         18,657             130,812

EXPENSES
     General and administrative                          988,210         482,171      1,416,909      1,024,555           3,978,677
     Depreciation                                          1,518           1,518          3,036          3,036              15,170
     Interest                                                 79               0          8,529              0              50,770
     Property taxes and other taxes                       30,215           4,826         30,215         16,324              83,924
     Research and development                             67,259               0        123,669              0             123,669
     Bad debts                                                 0               0              0              0              59,668
                                                   -------------  --------------  -------------  -------------  ------------------
                                                       1,087,281         488,515      1,582,358      1,043,915           4,311,878
                                                   -------------  --------------  -------------  -------------  ------------------

LOSS FROM OPERATIONS                                  (1,082,410)       (487,437)    (1,566,867)    (1,025,258)         (4,181,066)

OTHER INCOME (LOSS)
     Gain on disposition of subsidiary                         0               0              0              0             531,388
     Gain (Loss) on sale of properties                  (437,881)        290,000       (437,881)       290,000            (552,881)
                                                   -------------  --------------  -------------  -------------  ------------------
                                   NET LOSS FROM
                            CONTINUING OPERATIONS     (1,520,291)       (197,437)    (2,004,748)      (735,258)         (4,202,559)

     Loss from discontinued operations (Note 1)                0         (32,877)             0        (33,512)         (1,364,347)
                                                   -------------  --------------  -------------  -------------  ------------------
                                  NET LOSS BEFORE
                                     INCOME TAXES     (1,520,291)       (230,314)    (2,004,748)      (768,770)         (5,566,906)

PROVISION FOR INCOME TAXES                                     0               0              0              0                   0
                                                   -------------  --------------  -------------  -------------  ------------------
                                         NET LOSS  $  (1,520,291) $     (230,314) $  (2,004,748) $    (768,770) $       (5,566,906)
                                                   =============  ==============  =============  =============  ==================

                           NET LOSS PER WEIGHTED
                                    AVERAGE SHARE  $        (.33) $         (.12) $        (.43) $        (.41)
                                                   ============== ==============  ============== ==============

Weighted average number of common shares
     used to compute net income (loss) per
     weighted average share                            4,628,757       1,855,621      4,628,757      1,885,621
                                                   =============  ==============  =============  =============

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                              Common Stock                Additional
                                                            Par Value $0.001               Paid - in         Retained
                                                       Shares             Amount            Capital           Deficit
                                                   --------------     --------------    --------------     -------------
Balances at 12/31/97                                    2,709,778     $       27,097    $    7,131,369     $  (3,562,158)
   Issuance of common stock (restricted)
     at $.75 per share for subsidiary                   3,500,000             35,000         2,590,000
     at $1.00 per share to cancel debt                     16,400                164            16,236
     at $.50 per share for cash                           100,000              1,000            49,000
     at $.40 per share for cash                           125,000              1,250            48,750
     at $1.00 per share for cash                          252,400              2,524           249,876
     at $1.00 per share for services                       72,500                725            71,775
     at $.85 per share for services                         3,000                 30             2,520
     at $.75 per share for services                       350,000              3,500           259,000
     at $.50 per share for services                        35,000                350            15,400
     at $.20 per share for services                        20,000                200             3,800
   Issuance of common stock (S-8)
     at $.70 per share for services                       167,500              1,675           115,575
     at $.50 per share for services                       246,500              2,465           120,785
     at $1.00 per share for services                       20,000                200            19,800
     at $1.50 per share for services                       96,056                961           143,123
     at $.60 per share for services                       760,000              7,600           448,400
     at $1.00 per share to cancel debt                    400,000              4,000           396,000
     at $.40  per share to cancel debt                    500,000              5,000           195,000
   Net loss for period                                                                                        (2,004,748)
                                                   --------------     --------------    --------------     -------------

Balances at 6/30/98                                     9,374,134     $       93,741    $   11,876,409     $  (5,566,906)
                                                   ==============     ==============    ==============     =============

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                7/17/86
                                                                                    Six months ended           (Date of
                                                                                        June 30,             inception) to
                                                                                  1998           1997           6/30/98
                                                                             -------------   -------------  -------------
OPERATING ACTIVITIES
   Net loss                                                                  $  (2,004,748)  $    (768,770) $  (5,566,906)
   Adjustments to reconcile net loss to cash
     provided (required) by operating activities:
       Depreciation and amortization                                                 3,036          96,438        579,386
       Unrealized decrease in investments                                                0               0         83,826
       Book value of disposed assets/liabilities                                   388,000               0        588,374
       Stock issued for services                                                 1,217,884               0      2,041,306
   Changes in operating assets and liabilities:
       Accounts receivable                                                          (1,000)        (17,650)       (87,918)
       Escrow accounts                                                                   0          (3,145)             0
       Other assets                                                                      0                            542
       Accounts payable                                                              7,864          34,569        131,366
       Accrued expenses                                                            (59,743)        (27,404)        29,765
       Deposits                                                                          0           4,917              0
       Payable to stockholders                                                           0         (54,960)             0
       Current portion of long-term debt                                                 0            (950)             0
       Property taxes payable                                                            0               0       (112,522)
                                                                             -------------   -------------  -------------
                                  NET CASH REQUIRED BY OPERATING ACTIVITIES       (448,707)       (736,955)    (2,312,781)

INVESTING ACTIVITIES
   Acquisition of investments                                                            0        (302,789)             0
   Capitalization of software costs                                                      0               0       (186,723)
   Purchase of stock                                                                     0               0        (55,000)
   Purchase of equipment                                                              (581)              0        (18,139)
   Sale of property                                                                112,000               0        112,000
   Organization cost                                                                     0               0            (50)
                                                                             -------------   -------------  -------------
                           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        111,419        (302,789)      (147,912)

FINANCING ACTIVITIES
   Cash from subsidiary                                                                  0               0         23,415
   Proceeds from sale of stock                                                     352,400         743,726      1,989,736
   Collections of stock subscription                                                     0               0         40,000
   Amounts borrowed from (repaid to) stockholders                                        0        (140,790)             0
   Repayment of loans                                                                    0         (12,936)      (243,818)
   Proceeds from new loans                                                           5,000         600,000        678,000
                                                                             -------------   -------------  -------------
                                  NET CASH PROVIDED BY FINANCING ACTIVITIES        357,400       1,190,000      2,487,333
                                                                             -------------   -------------  -------------

                                      INCREASE IN CASH AND CASH EQUIVALENTS         20,112         150,256         26,640

   Cash and cash equivalents at beginning of period                                  6,528           6,909              0
                                                                             -------------   -------------  -------------
                                 CASH AND CASH EQUIVALENTS AT END OF PERIOD  $      26,640   $     157,165  $      26,640
                                                                             =============   =============  =============

   SUPPLEMENTAL INFORMATION
     Cash paid for interest                                                  $          79   $           0  $     951,400
     Subsidiary acquired by issuance of stock                                    2,625,000               0      2,625,000
     Assets acquired by assumption of debt and issuance of stock                         0               0     10,933,790
     Cancellation of stock previously issued for assets determined
       to be worthless (Note 4)                                                          0               0        459,432
     Investment received in exchange for non-cash assets                                 0       2,515,000      6,365,000
     Net book value of assets exchanged for investment                                   0               0     (1,412,077)
     Land option exchanged for investment                                                0      (2,515,000)    (2,515,000)
     Stock issued to cancel debt                                                   616,400               0        865,439
                                                                             -------------   -------------  -------------
                                                                             $   3,241,479   $           0  $  18,272,984
                                                                             =============   =============  =============

                              GREENLAND CORPORATION
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

Part I - Financial Information
BASIS OF PRESENTATION
General

   The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that can be expected for the year ended December 31, 1998.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Principal Operations
         The principal business of the Company is the marketing of advanced technologies, which include Check Central, an automated check cashing machine; and AirLink(TM) a communications technology that enables utilities to automate meter reading.

         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Consolidation

         The financial statements include the accounts of Greenland Corporation and its wholly-owned subsidiary, Check Central, Inc. All significant intercompany transactions have been eliminated in consolidation.

         Discontinued Operations
         In December, 1997 the Company disposed of its wholly-owned subsidiary Gam Properties, Inc. (which was in the real estate rental business). The net loss from operations of the subsidiary during 1997 was $(190,660).

         Development Stage
         The Company was in the development stage prior to 1994, when it acquired its subsidiary Gam Properties, Inc. Upon the disposition of that subsidiary at December 31, 1997, the Company re-entered the development stage.

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

         Capitalized Software
         The Company has capitalized expenses incurred to install live test sites for its AirLink automated meter reading systems. The plan is to amortize the costs against revenues from sales of the systems over a period of five years.

                              GREENLAND CORPORATION
                          (A Development Stage Company)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 30, 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Fair Market Value of Financial Instruments
         The company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents and are deemed to approximate fair value. In management's opinion, the carrying value of long-term debt also approximates fair value.

         Income Taxes
         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recording in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

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

NOTE 2: ACCOUNTS RECEIVABLE - OFFICERS

         During 1997, the Company advanced $147,585 to officers and employees. The funds will be repaid in 1998 or withheld from wages.

NOTE 3: INVESTMENTS

              Investments consist of the following items:

              1- 25,000 shares of common stock of PSA, Inc. (OTCBB-PSAZ).  The cost was $55,000, and the current market value at June
                 30, 1998 was approximately $55,000.

              2- A 49% interest in a limited liability company which is reported at $134,143 under the equity method.

              3-290,000 convertible preferred shares of Golden Age Homes, Inc. (OTCBB-GAHI). The net book value of the Company's subsidiary which was exchanged for these shares was $1,412,077. The negotiated price at December 31, 1997 was $1,630,000, which is the value reflected on these financial statements. The shares are convertible in 1999 to the number of common shares (at the then-current market price) equivalent to $1,450,000.

         In the first quarter of fiscal 1998, the Company entered into a transaction with Quantix, a Nevada Corporation, to exchange its holdings of 1,100,000 shares of 5% Convertible Class B Preferred Stock of Natural Born Carvers, Inc. for a combination of real estate, trust deeds, and promissory note. The transaction is intended to convert non-liquid assets of the Company into those that can be used, in the future, for the ongoing financing of the Company. These are listed on the Company's balance sheet as Notes Receivable in the amount of $1,900,000.

NOTE 4: SOFTWARE AND LICENSE

     On May 12, 1998, the Company exchanged 3,500,000 shares of its restricted common stock for 100% of the outstanding stock of Check Central, Inc. (a Nevada corporation). Check Central, Inc. was a new entity with no history of operations and assets consisting of software and licenses, which the Company plans to use in developing and market a new product line.

                              GREENLAND CORPORATION
                          (A Development Stage Company)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           QUARTER ENDED JUNE 30, 1998

NOTE 5: 12% CONVERTIBLE SECURED DEBENTURES

         During the first quarter of fiscal 1998, the Company issued an offering consisting of $250,000 of 12% Convertible Debentures due April 1, 2000. The Company promises to pay the registered holder(s) of debentures the principal sum of his investment on April 1, 2000 and to pay interest on the principal sum outstanding from time to time in arrears on the maturity date of the debentures at the rate of twelve percent (12%) per annum, accruing from the date of initial issuance. The debentures are convertible into shares of the Company's common stock at the greater of $0.10 per share or ninety percent (90%) of the bid price of the Company's common stock as quoted on the OTC Electronic Bulletin Board at the date of conversion. For each $10,000 of debentures, purchasers will receive 50,000 one-year warrants, expiring March 1, 1999, to purchase shares of the Company's common stock at $0.25 per share. During the first quarter ended March 31, 1998, the Company sold a principal amount of Debentures of $5,000. There have been no further sales of such debentures.

NOTE 6: REVERSE SPLIT OF COMMON STOCK

         On June 12, 1998, shareholders approved a 1 for 10 reverse split of the Company's common stock effective July 2, 1998. The effect of the authorization was that each ten (10) issued and outstanding shares of Common Stock were automatically converted into one (1) new share of Common Stock, par value $0.001. The number of authorized shares and the par value designation of the Common Stock were unaffected by the reverse split. The Company's financial statements in this filing have been adjusted to account for the reverse split, which was made effective July 2, 1998, as if it had occurred at the beginning of the earliest period presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The  following   discussion   pertains  to  the  Company's  results  of
operations and financial condition as of June 30, 1998 and 1997, respectively.

         The   operations  of  the  Company's   meter  reading   operations  and
newly-acquired Check Central, Inc. subsidiary are consolidated in the Company's financial statements.

         The Company's AMR operations have been, devoted to research and development and development of prototype installations of its AirLink(TM) automated meter reading system. Operations have been devoted primarily to engineering and administration.

         The Company has pursued limited marketing and sales of its product line, and is involved in preparing three pilot installations of AirLink in Oregon, Utah, and Connecticut. These pilot installations are anticipated sometime this year. The Company has patents pending with the U.S. Patent Office.

         Sales of AirLink are highly dependent on the successful installation of its contracted pilot systems. While management is optimistic that its sales opportunities will bear positive results over time, it is likely that the sales cycle will be lengthy.

         The Company, in May 1998, acquired Check Central, Inc., developers of proprietary technology to provide automated check cashing, money orders, and ATM services from free-standing automated teller machines in retail locations.

         The acquisition of Check Central was an all-stock transaction. Greenland purchased all of the outstanding shares of Check Central for 3.5 million shares of Greenland restricted common stock (after the reverse split of the Company's common stock) , representing, at the time, approximately 45% of the total issued and outstanding shares.

         The Company expects that some of its Check Central machines will be Company-owned for which it will pay a space rental fee and a split of transaction fees with retailers. At this time, the Company has released no forecast related to the future financial performance of Check Central operations. However, the Company estimates that the check-cashing market segment is approximately $1.5 billion annually. The Company anticipates rollout of initial units later in the current fiscal year.

Results of Operations

Revenues
         The Company had no income from sales of AirLink systems during the quarter ended June 30, 1998. There was no income from AMR operations during the corresponding quarter of fiscal 1997. For the six month period ended June 30, 1998, the Company had AMR revenues of $10,000 associated with its pilot operations. There were no corresponding revenues in the year-earlier period. To date, the Company has had AMR revenues of $65,000, all associated with contracted pilot installations of AirLink.

         Other income for the three months ended June 30, 1998 was $4,871. The Company had $1,078 from other income in the prior year. For the six month period ended June 30, 1998, the Company had other income of $5,491 compared to $18,657 in the prior year six month period.

Expenses
         General and  administrative  expenses  for the three month period ended
June 30, 1998 totaled $180,708 as compared to $238,327 for the prior year period, a decrease of $129,619 or 54.4%. This decrease is attributable to planned reduced expenses for day-to-day operations of the Company. For the six month period ended June 30, 1998, general and administrative expenses were $366,572 as compared to $481,411 for the prior year, a decrease of $114,839 or 23.9%. Since inception (July 17, 1986), the Company has paid $3,978,677 of general and administrative expenses.

         Research and development expenses for the three month period ended June 30, 1998 were $67,259, compared to $102,844 in the year-earlier three month period. The reduction of $35,585 (34.6%) was due primarily to reduced parts purchases as engineering was focused on adjustments to previous iterations of the AirLink system. For the six month period ended June 30, 1998, research and development expenses were $123,669 as compared to $190,739 for the period ended June 30, 1997; a decrease of $67,070, or 35.2%. The Company has paid a total of $123,669 in research and development expenses since its inception.

         Consulting fees were $807,502 for the second quarter, as compared to consulting fees of $141,000 for the prior-year This increase of $666,502 was due primarily to fees paid for consulting services related to the acquisition of Check Central. For the six month period ended June 30, 1998, consulting fees were $1,050,337 compared to $352,405 in the year-earlier six-month period. Historically, these fees have consisted primarily of those paid for services related to the Company's financing activities.

         Depreciation expense was $1,518 for the second quarter of fiscal 1998; the identical amount as in the year-earlier three-month period. These expenses are directly related to Company equipment. For the six month periods ended June 30, 1998, and 1997, depreciation was $3,036.

         Interest expense was only $79 in the second quarter period of 1998; there were no such expenses in the first quarter of fiscal 1997. Interest expenses were $8,529 for the six month period ended June 30, 1998 compared to no such expenses in the year-earlier six-month period. The increases in interest expense are principally due to the Company's debt. Since inception, the Company has paid $50,770 in interest.

         Taxes for the three month period ended June 30, 1998 were $30,215 compared to $4,826 in the previous year's second quarter, an increase of $25,389. For the six month period ended June 30, 1998, taxes were $30,215 compared to taxes of $16,324 for the prior year's six month period, an increase of $13,891. Th increases are principally related to payroll taxes.

Automated Meter Reading Operations
         The Company has continued to fund the development efforts of its automated meter reading operations. During the second quarter, the Company continued its efforts to deploy its pilot systems in Oregon, Utah, and Connecticut. Installation of the pilot systems using new iterations of the Company's radio technology is anticipated to begin later in this fiscal year.

         Management has hired a number of outside consultants to assist its engineering department in improving the core radio technology of its AirLink automated meter reading system. The principal challenge of the system is to improve the transmission distances of the radio units deployed in utility meters, which must communicate with a central collection station for delivery of data to utilities.

         The Company has made several formal and informal presentations to utilities in the U.S. and internationally, and hopes to accelerate its marketing activities following successful deployment of pilot systems.

Check Central Operations
         Check Central, Inc., acquired by Greenland in the second quarter, is operated as a wholly-owned subsidiary. Check Central has developed technology to enable automated banking and check cashing.

         The fundamental Check Central product is an automated teller machine that is installed in a retail environment such as a convenience store, liquor store, laundromat, supermarket, etc. It provides an automated platform to provide several financial services. The basic services include: payroll/government check cashing, money orders, and ATM functions. Additional services may include, in the future: bill paying services (including utility bills), wire transfers, on-line purchases, payday loans, electronic tax filing, etc.

         The core of the system is Check Central's proprietary server technology. This is an on-line check approval system that makes all the check cashing decisions and electronically dispenses the cash for each check transaction. This service, along with the user-friendly design of the retail machine, enables automated transaction services possible, including advanced security features to minimize theft and fraud. This server technology, Check Central Management Software ("CCMS"), has been extensively tested in the retail market. This technology eliminates all responsibility at the store level by providing proprietary software with sophisticated risk management algorithms, digital communication to each branch location, connectivity to major databases, and a back-office staff with experienced check cashing personnel. The system makes all check cashing decisions in a real-time environment.

         Initially, the Company will own and operate a limited number of machines, paying for retail space and providing some profit-sharing revenues to retailers. Alternatively, the Company will sell Check Central machines to retailers and provide service and support in exchange for a percentage of fee revenues.

         At  present,   Check  Central  production  units  are  in  development.
Management  anticipates  release of these  units in the third  quarter of fiscal
1998.

Liquidity and Capital Resources

         The Company's total assets were $6,552,975 at June 30, 1998, an increase of $2,143,657, or 48.6%, over to the year ended December 31, 1997. This increase in assets is based primarily on the acquisition of Check Central.

         At June 30, 1998, the Company's total liabilities were $149,731, a decrease of $663,279 (81.6%) over the year ended December 31, 1997. The decrease is attributable primarily to the conversion of the Company's 10% Convertible Secured Debentures.

     Stockholders' equity was $6,403,244 at June 30, 1998, an increase of $2,806,936 (78.1%) over the year ended December 31, 1997.

         The Company had working capital of $24,494 at June 30, 1998. The Company's working capital has improved by $58,468 since the period ended March 31, 1998 and by $84,390 since the year ended December 31, 1997. Management is currently evaluating its options to raise additional capital through equity or debt financing in order meet its ongoing requirements for working capital to grow the business.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES

         The Company effected a 1 for 10 reverse split of its Common Stock in July, 1998. (See Note 6 to the Consolidated Financial Statements.)

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - none.

         (b)  Reports on  Form 8-K

         Form 8-K filed June 2, 1998, related to the exchange of shares of Greenland Common Stock for all of the outstanding shares of Check Central, Inc.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GREENLAND CORPORATION

August 14, 1998
                                  --------------------------------------------
                                  Lee R. Swanson
                                  President, Chief Executive Officer, and Acting
                                    Chief Financing Officer

August 14, 1998
                                  --------------------------------------------
                                  Thomas Beener
                                  Secretary