Form 10QSB
period 1998-09-30
GREENLAND CORP
filed 1998-11-25
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                           Commission File No. 017833

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


       Class A Common Stock         11,346,548 Shares Outstanding
         $0.001 par value              as of September 30, 1998

                              GREENLAND CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

          Consolidated balance sheet as of September 30, 1998 Consolidated statements of operations
             Three  months ended  September  30, 1998 and
             1997 Nine months  ended  September  30, 1998
             and  1997  7/17/86  (date of  inception)  to
             September 30, 1998
          Consolidated statements of cash flows
             Three months ended September 30, 1998 and 1997 Nine months ended September 30, 1998 and 1997 7/17/86 (date of inception) to September 30, 1998

Item 2. Management's discussion and analysis of financial condition and results of operations

Part II. Other Information

         Signatures

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                   September 30,
                                                                                                       1998
                                                                                                 -----------------
ASSETS
Current Assets
     Cash in banks                                                                               $          37,256
     Accounts receivable - officers                                                                        147,585
                                                                                                 -----------------
                                                                         TOTAL CURRENT ASSETS              184,841

Equipment, net of depreciation of $16,688                                                                   26,366

Other Assets
     Notes Receivable                                                                                    1,900,000
     Investments                                                                                         1,639,143
     Software and licenses                                                                               2,625,000
     Capitalized software costs                                                                            186,723
                                                                                                 -----------------

                                                                                                 $       6,562,073
                                                                                                 =================

LIABILITIES AND EQUITY
Current Liabilities
     Accounts payable                                                                            $         171,494
     Accrued liabilities                                                                                    11,000
     Notes payable                                                                                         175,000
                                                                                                 -----------------

                                                                    TOTAL CURRENT LIABILITIES              357,494

     Convertible secured debentures                                                                          5,000
     Contingent liabilities                                                                                      0
                                                                                                 -----------------

                                                                            TOTAL LIABILITIES              362,494

STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
        Authorized -100,000,000 shares
        Issued and outstanding 11,346,548 shares                                                            11,346
     Additional paid-in capital                                                                         12,483,852
     Deficit accumulated during development stage                                                       (6,295,619)
                                                                                                 ------------------

                                                                   TOTAL STOCKHOLDERS' EQUITY            6,199,579
                                                                                                 -----------------

                                                                                                 $       6,562,073
                                                                                                 =================

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                      7/17/86
                                                        Three Months Ended              Nine Months Ended            (Date of
                                                           September 30,                  September 30,            inception) to
                                                        1998           1997           1998            1997            9/30/98
                                                   -------------  --------------  -------------  -------------  ------------------
REVENUES
     AMR Sales                                     $           0  $            0  $      10,000  $           0  $           65,000
     Other income                                             48          (7,972)         5,539         10,685              65,860
                                                   -------------  --------------  -------------  -------------  ------------------

                                                              48          (7,972)        15,539         10,685             130,860

EXPENSES
     General and administrative                          593,942         463,832      2,010,851      1,488,387           4,572,619
     Depreciation                                          1,518           1,518          4,554          4,554              16,688
     Interest                                              8,482               0         17,011              0              59,252
     Property taxes and other taxes                        5,730           2,598         35,945         18,922              89,654
     Research and development                            119,089               0        242,758              0             242,758
     Bad debts                                                 0               0              0              0              59,668
                                                   -------------  --------------  -------------  -------------  ------------------

                                                         728,761         467,948      2,311,119      1,511,863           5,040,639
                                                   -------------  --------------  -------------  -------------  ------------------

LOSS FROM OPERATIONS                                    (728,713)       (475,920)    (2,295,580)    (1,501,178)         (4,909,779)

OTHER INCOME (LOSS)
     Gain on disposition of subsidiary                         0               0              0              0             531,388
     Gain (Loss) on sale of properties                         0               0       (437,881)       290,000            (552,881)
                                                   -------------  --------------  -------------  -------------  ------------------

                                   NET LOSS FROM
                            CONTINUING OPERATIONS       (728,713)       (475,920)    (2,733,461)    (1,211,178)         (4,931,272)

     Loss from discontinued operations (Note 1)                0          (8,969)             0        (42,481)         (1,364,347)
                                                   -------------  --------------  -------------  -------------  ------------------

                                  NET LOSS BEFORE
                                     INCOME TAXES       (728,713)       (484,889)    (2,733,461)    (1,253,659)         (6,295,619)

PROVISION FOR INCOME TAXES                                     0               0              0              0                   0
                                                   -------------  --------------  -------------  -------------  ------------------

                                         NET LOSS  $    (728,713) $     (484,889) $  (2,733,461) $  (1,253,659) $       (6,295,619)
                                                   =============  ==============  =============  =============  ==================


                           NET LOSS PER WEIGHTED
                                    AVERAGE SHARE  $        (.11) $         (.23) $        (.43) $        (.61)
                                                   ============== ==============  ============== ==============

Weighted average number of common shares
     used to compute net income (loss) per
     weighted average share                            6,431,739       2,064,324      6,431,739      2,064,324
                                                   =============  ==============  =============  =============

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                7/17/86
                                                                                    Nine months ended          (Date of
                                                                                      September 30,          inception) to
OPERATING ACTIVITIES                                                              1998           1997           9/30/98
                                                                             -------------   -------------  -------------
   Net loss                                                                  $  (2,733,461)  $  (1,253,659) $  (6,295,619)
   Adjustments to reconcile net loss to cash provided (required)
     by operating activities:
       Depreciation and amortization                                                 4,554         144,657        580,904
       Unrealized decrease in investments                                                0               0         83,826
       Book value of disposed assets/liabilities                                   388,000               0        588,374
       Stock issued for services                                                 1,659,332         324,249      2,482,754
   Changes in operating assets and liabilities:
       Accounts receivable - officer                                                (1,000)        (17,950)       (87,918)
       Escrow accounts                                                                   0          (3,484)             0
       Other assets                                                                      0                            542
       Accounts payable                                                             47,992          76,257        171,494
       Accrued expenses                                                            (78,508)          7,723         11,000
       Notes payable                                                               175,000               0        175,000
       Payable to stockholders                                                           0         (60,960)             0
       Current portion of long-term debt                                                 0          (1,100)             0
       Property taxes payable                                                            0         (15,000)      (112,522)
                                                                             -------------   -------------  -------------
                                  NET CASH REQUIRED BY OPERATING ACTIVITIES       (538,091)       (799,267)    (2,402,165)


INVESTING ACTIVITIES
   Acquisition of investments                                                            0        (300,000)             0
   Capitalization of software costs                                                      0               0       (186,723)
   Purchase of stock                                                                     0               0        (55,000)
   Purchase of equipment                                                              (581)              0        (18,139)
   Sale of property                                                                112,000               0        112,000
   Organization cost                                                                     0               0            (50)
                                                                             -------------   -------------  -------------
                           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        111,419        (300,000)      (147,912)

FINANCING ACTIVITIES
   Cash from subsidiary                                                                  0               0         23,415
   Proceeds from sale of stock                                                     452,400         659,933      2,089,736
   Collections of stock subscription                                                     0               0         40,000
   Amounts borrowed from (repaid to) stockholders                                        0        (140,790)             0
   Repayment of loans                                                                    0         (15,731)      (243,818)
   Proceeds from new loans                                                           5,000         600,000        678,000
                                                                             -------------   -------------  -------------
                                  NET CASH PROVIDED BY FINANCING ACTIVITIES        457,400       1,103,412      2,587,333
                                                                             -------------   -------------  -------------

                                      INCREASE IN CASH AND CASH EQUIVALENTS         30,728           4,145         37,256

   Cash and cash equivalents at beginning of period                                  6,528           6,909              0
                                                                             -------------   -------------  -------------
                                 CASH AND CASH EQUIVALENTS AT END OF PERIOD  $      37,256   $      11,054  $      37,256
                                                                             =============   =============  =============

   SUPPLEMENTAL INFORMATION
     Cash paid for interest                                                  $       8,482   $              $     959,803
     Subsidiary acquired by issuance of stock                                    2,625,000                      2,625,000
     Assets acquired by assumption of debt and issuance of stock                                               10,933,790
     Cancellation of stock previously issued for assets determined
       to be worthless (Note 4)                                                                                   459,432
     Investment received in exchange for non-cash assets                                         2,515,000      6,365,000
     Net book value of assets exchanged for investment                                                         (1,412,077)
     Land option exchanged for investment                                                       (2,515,000)    (2,515,000)
     Stock issued to cancel debt                                                   616,400                        865,439
                                                                             -------------   -------------  -------------

                                                                             $   3,249,882   $           0  $  18,281,387
                                                                             =============   =============  =============

Part I - Financial Information

BASIS OF PRESENTATION

General

   The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that can be expected for the year ended December 31, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The  following   discussion   pertains  to  the  Company's  results  of
operations  and  financial   condition  as  of  September  30,  1998  and  1997,
respectively.

         The   operations  of  the  Company's   meter  reading   operations  and
newly-acquired Check Central, Inc. subsidiary are consolidated in the Company's financial statements.

         The Company's AMR operations have been devoted to research and development of prototype installations of its AirLink(TM) automated meter reading system. Operations have been devoted primarily to engineering and administration. The Company has pursued limited marketing and sales of its product line.

     During the third quarter, the Company has devoted the majority of its resources to the development of its Check Central check cashing machine and, as a result, the development of AMR has been slowed.

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

Results of Operations Revenues

         The Company had no income from sales of AirLink systems during the quarter ended September 30, 1998. There was no income from AMR operations during the corresponding quarter of fiscal 1997. For the nine month period ended September 30, 1998, the Company had AMR revenues of $10,000 associated with its pilot operations. There were no corresponding revenues in the year- earlier period. To date, the Company has had AMR revenues of $65,000, all associated with contracted pilot installations of AirLink.

     Other income for the three months ended September 30, 1998 was $48. The Company had $(7,972) from other income in the prior year. For the nine month period ended September 30, 1998, the Company had other income of $5,539 compared to $10,685 in the prior year nine month period.

Expenses

         General and administrative expenses for the three month period ended September 30, 1998 totaled $593,942 as compared to $463,832 for the prior year period, an increase of $130,110 or 28.1%. For the nine month period ended September 30, 1998, general and administrative expenses were $2,010,851 as compared to $1,488,387 for the prior year, an increase of $522,464 or 35.1%. Since inception (July 17, 1986), the Company has paid $4,572,619 of general and administrative expenses.

         Research and development expenses for the three month period ended September 30, 1998 were $119,089, compared to $0 in the year-earlier three month period. For the nine month period ended September 30, 1998, research and development expenses were $242,758 as compared to $0 for the period ended September 30, 1997. The Company has paid a total of $242,758 in research and development expenses since its inception.

         Depreciation expense was $1,518 for the third quarter of fiscal 1998; the identical amount as in the year-earlier three-month period. These expenses are directly related to Company equipment. For the nine month periods ended September 30, 1998, and 1997, depreciation was $4,554.

         Interest expense was $9,482 in the third quarter period of 1998; there were no such expenses in the first quarter of fiscal 1997. Interest expenses were $17,011 for the nine month period ended September 30, 1998 compared to no such expenses in the year-earlier nine-month period. The increases in interest expense are principally due to the Company's debt. Since inception, the Company has paid $59,252 in interest.

         Taxes for the three month period ended September 30, 1998 were $5,730 compared to $2,598 in the previous year's third quarter, an increase of $3,132. For the nine month period ended September 30, 1998, taxes were $35,945 compared to taxes of $18,922 for the prior year's nine month period, an increase of $17,023. These increases are principally related to payroll taxes.

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

     At present, Check Central production units are in development. Management anticipates release of these units in the fourth quarter of fiscal 1998.

Automated Meter Reading Operations

     The Company has determined that the AirLink system is not now market-ready; and the Company estimates that getting it market-ready will require an additional year of development and substantial resources. Going forward, the Company does not presently have the capital necessary to launch Check Central, and simultaneously continue to develop AirLink. Therefore, the Company has slowed the development of AirLink while it fully evaluates all of its alternatives, which could include raising additional capital specifically for AirLink, joint venturing with another company for its completion, or the possible sale of the technology. The Company will consider all alternatives and options carefully, and make a decision that is in the best interest of its stockholders. Liquidity and Capital Resources

         The Company's total assets were $6,562,073 at September 30, 1998, an increase of $2,152,755, or 48.8%, over the year ended December 31, 1997. This increase in assets is based primarily on the acquisition of Check Central.

         At September 30, 1998, the Company's total liabilities were $362,494, a decrease of $450,516 (55.4%) over the year ended December 31, 1997. The decrease is attributable primarily to the conversion of the Company's 10% Convertible Secured Debentures.

         Stockholders' equity was $6,199,579 at September 30, 1998, an increase of $2,603,271 (72.4%) over the year ended December 31, 1997.

         The Company had working capital deficit of $(172,653) at September 30, 1998. The Company's working capital has decreased by $112,757 since the year ended December 31, 1997. Management is currently evaluating its options to raise additional capital through equity or debt financing in order meet its ongoing requirements for working capital to grow the business.

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

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

         None.

ITEM     5 - OTHER INFORMATION None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - none.

         (b)  Reports on  Form 8-K

         Form 8-K filed September 2, 1998, related to the exchange of shares of Greenland Common Stock for all of the outstanding shares of Check Central, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GREENLAND CORPORATION

November 24, 1998
                             -------------------------------
                             Lee R. Swanson
                             President, Chief Executive Officer, and Acting
                                              Chief Financing Officer

November 24, 1998
                             -------------------------------
                             Thomas Beener
                             Secretary