Form 10KSB
period 1998-12-31
GREENLAND CORP
filed 1999-04-16
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended December 31, 1998
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES             NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (*229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,340,000, based upon a $0.18 per share trading price on that date. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


  Class A Common Stock                        19,736,628 Shares Outstanding
   $0.001 par value                              as of March 31, 1999
                      DOCUMENTS INCORPORATED BY REFERENCE
  Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.
    Traditional Small Business Disclosure Format (check one): Yes [X] No []

                                     Part I
Item 1.

Business
Greenland is a corporation formed on July 17, 1986, as Zebu, Inc. On September 11, 1994, the shareholders approved changing the name of the company to Greenland Corporation. In September 1994, the Company acquired GAM Properties, Inc., which it sold for stock, to Golden Age Homes, Inc. in December, 1997.

The Company, for the prior three years, was engaged in the development and marketing of advanced communications technology known as automated meter reading ("AMR"), which enable utilities to automate meter reading functions via the Company's AirLink system. The technology was developed initially by Areil Systems, Inc. This ownership was acquired by Greenland in December, 1995. In May 1996, the Company and Areil entered into an exchange agreement which provided for the transfer of the AMR technology to Greenland. The Company marketed its automated meter reading ("AMR") technology to utilities. Greenland has funded research and development of a system called AirLink TM that provides wireless AMR services to utilities.

The Company entered into a definitive agreement with Telenetics Corporation, a publicly traded company, for the sale of its AMR technology, including AirLink and consummated the sale on April 5, 1999. The Company received shares of convertible preferred stock of Telenetics with a face value of $900,000.

In May 1998, as reported on Form 8-K, the Company entered into an exchange agreement and acquired all the issued and outstanding stock of Check Central, Inc ("Check Central"), making Check Central, Inc., a wholly owned subsidiary of Greenland. Check Central is the inventor of proprietary software that is capable of providing consumers with automated payroll check cashing, ATM and money order services delivered through a freestanding kiosk, similar in appearance to an ATM machine (the "Check Cashing ATM" or "System" or "Product"). (See Notes to Financial Statements).

Business Operations

The Company is engaged exclusively in the development of proprietary software that is capable of providing consumers with automated payroll check cashing, ATM and money order services delivered through a freestanding kiosk, similar in appearance to an ATM machine. The Company acquired this technology in May 1998, when Check Central was incorporated into Greenland Corporation as a wholly-owned subsidiary. Greenland purchased the exclusive rights to Check Central's software and hardware designs for the expressed intent of completing the development of a Check Cashing ATM.

The Company is addressing an ever-increasing market demand. During the last decade, the number of consumers who have no bank affiliation has grown substantially and now numbers 28% of US households. Accordingly, check-cashing businesses are proliferating. These businesses cash checks for a fee based upon a percentage of the face amount of the check (up to 6%). It has been estimated that the check cashing industry generates over $1.5 billion in fees annually.

Until very recently, check-cashing stores have been a one stop, one service industry generally centered in lower economic neighborhoods. Companies such as Ace Cash Express, Dollar Financial, USA Check Cashing and United Check Cashing have managed independent dedicated storefront businesses. In the 1990's, many of these stores have expanded services by selling stamps, money orders, and special event tickets.

The Company is prepared to capture a significant share of the $1.5 billion in fees by offering automated payroll check cashing, ATM, money order services, advanced payroll loans and other services. The Check Cashing ATM is designed for installation in retail environments such as convenience stores, liquor stores, military exchange stores, entertainment establishments, banks, supermarkets and other locations where our clientele frequent. In addition to revenue generated from the sale of the Check Cashing ATM, the Company will receive a continuous revenue stream from transaction fees from check cashing, ATM and money order services.

The Company has two beta test units in the field, installed in January and February 1999, that are providing check cashing and ATM services. The first commercial machines available for sale, in April 1999, will provide payroll check cashing, ATM and money order services.

The Company plans to add future services including: bill-paying, wire transfers, on-line purchases, payday loans and electronic tax filings, all provided through new software upgrades. The Company believes these services will not only increase the Company's competitive advantage but will generate additional revenues for both the owner of the Check Cashing ATM and the Company as part of the ongoing transaction revenue stream.

The Company is not aware of any comparable check-cashing system in the market today that offers the potential benefits and broad menu that the Company intends to incorporate into the Check Cashing ATM. The Company believes that the technology is ahead of the competition, that competitor's machines are substantially larger (taking too much store space), substantially more expensive, and do not offer the full complement of services offered by the Check Cashing ATM. The Company believes that it has the opportunity to change the manner in which check-cashing services are performed and to become a significant competitor in the market for check cashing and related services.

Recent Developments

After considerable market study, the Check Cashing ATM was designed in early 1998. During the next six months integrating software was written and the modular low maintenance sub-components were defined, purchased, and housed in an attractive steel cabinet. The first fully working prototype was completed in August 1998. Besides providing important engineering data, this unit has been shown at numerous trade shows, receiving extremely high industry interest from banks, independent markets, and chain outlet representatives.

Company strategy since August has centered on providing a final manufacturing prototype, completing all software, testing, and preparation for manufacturing start-up. In support of the Company's objective to produce a highly reliable system, the Company chose to introduce two company-owned beta units into operational stores during January/March 1999. The first unit was installed, January 5, 1999, in La Loma Market in Southern Los Angeles, California. A third fully operational beta unit and two bench units have been installed in a simulated market environment and used for accelerated age testing. As a result of the Company's in-store beta tests and in-house testing, management expects that the first Check Cashing ATM's in the market will exhibit mature and trouble free services.

Check Central believes it is introducing the latest innovation in self-service check cashing. This new high-tech kiosk provides the high returns of check cashing without incurring the excessive franchise fees, overhead costs, or normal security risks. Engineered with security in mind, the Check Cashing ATM takes up minimal floor space and provides full vault protection against theft. With a look and feel of a standard ATM, the Check Cashing ATM is the ideal method of providing multiple financial services for customers. With it's user friendly touch screen technology, the Check Cashing ATM can perform a variety of financial services including check cashing, ATM transactions and money orders.

 Future services are expected to include payday loans, bill paying, wire transfers, electronic tax filings, and on-line purchases. The Company believes that automating the delivery of financial services into a self-service kiosk, the Check Cashing ATM will build traffic and increase sales without adding staff or huge overhead expense for retail outlets.

Industry Overview

Check-cashing businesses are proliferating. These businesses cash checks for a fee based upon a percentage of the face amount of the check (up to 6%). It has been estimated that the check-cashing industry generates over $1.5 billion in fees annually.

Until very recently, check-cashing stores have been a one stop, one service industry generally centered in lower economic neighborhoods. Companies such as Ace Cash Express, Dollar Financial, USA Check Cashing and United Check Cashing have managed independent, dedicated store-front businesses. In the 1990's, many of these stores have expanded services by selling stamps, money orders, and special event tickets.

In the 1990's, a strong trend emerged in the convenience store industry toward providing alternative financial services to its customers. As an example, convenience stores are currently the leading vendors of money orders and over 50% have ATM machines on premise. In addition, 90% of these stores felt forced to cash increasing numbers of personal payroll checks to ensure adequate customer traffic but many also suffered uncontrolled loses due to bad checks. Therefore, the check-cashing kiosk with ATM and money order services offers the convenience store owner a new reliable profit center requiring only a small amount of space, increased retail customer traffic, and the generation of new customers with ready cash to make purchases.

As a result of the increasing number of new customers seeking payroll check-cashing services outside a banking environment and their tendency to turn toward neighborhood convenience stores for these services, it is natural that several companies were attracted to the idea of providing this capability from a free-standing kiosk. The Company is aware of two other companies besides Check Central that have attempted to build free-standing, ATM, check-cashing kiosks. One is Mr. Payroll and the other is Southland Corporation which operates 7-11 stores. The Company believes that each have used machines with retail purchase prices substantially higher than the Company's product.

Market Opportunity

As the number of consumers without bank services grows, so do the check-cashing businesses that cater to them. These consumers generally do not have checking accounts; some do not have any formal banking relationship whatever. Bills are generally paid with money orders.

The payroll check-cashing industry serves a population that transacts approximately one trillion dollars annually. This market segment is estimated to be 28% of U.S. households. Additionally, there are at least 10 million Americans who receive some form of government payment but cannot afford bank services, according to the U.S. Treasury Department.

Check-cashing businesses (in storefronts) are proliferating. These businesses cash checks for a fee based upon a percentage of the face amount of the check (up to 6%). These businesses have to absorb traditional operating costs such as rent, telephone, and personnel. Additionally, losses due to bad checks can be substantial. Until recently, there has never been a cash machine that could cash a check. Check Central provides a highly rational and profitable alternative to serve a large population that requires check cashing/ATM/money orders/on- line transaction services. The underlying technology mitigates much of the risk of bad checks and theft.

The check-cashing industry generates an estimated $1.5 billion in fees annually. These charges represent a base platform to provide additional services, which are estimated as follows:
                           Payroll: 80%
                           Government: 10%
                           Personal: 5%
                           Other: 5%

There are a wide variety of retail establishments that could profit from the Check Cashing ATM. These include: convenience stores, supermarkets, laundromats, liquor stores, military exchange stores and entertainment establishments. Even businesses with large workforces, such as factories, could benefit from the installation of the Check Cashing ATM.

In 1996, there were approximately 93,000 convenience stores in operation in the U.S. The industry is large and growing. 1995 sales were $144 billion; there is an annual growth rate of 9%. Average annual sales per location is $1.8 million.

There is an emerging trend in the convenience store industry toward providing alternative financial services to its customers. Convenience stores are currently the leading vendors of money orders and the industry is emerging also as a leader in providing ATM services with over 50% currently providing machines on-site. Over 90% of convenience stores accept personal checks.

Soon  after the first  prototype  of the Check  Central  Check  Cashing  ATM was completed in August 1998, it was demonstrated at a trade show. Extremely high interest was shown from distributors, banks, and large chain outlet representatives. This early product reception from key customers has provided the company with significant reassurance that a strong and receptive market exists for the Check Central Check Cashing ATM.

The Check Cashing ATM provides the perfect solution for those retailers who want to increase sales, profits, and market share. This exciting new technology will draw new customers to the store and instantly put cash in their hands. Customers who use the Check Cashing ATM will often be prone to impulse spending right after they cash a check or withdraw cash. The Check Cashing ATM provides a full check-cashing operation with no additional staffing overhead and no loss exposure from bad checks.

By cashing checks, dispensing money orders, accepting ATM cards, and dispensing phone cards, the Check Cashing ATM generates multiple sources of revenue from a single piece of equipment.

How It Works

The Check Central Check Cashing ATM has been designed for easy customer use.

A potential check-cashing customer can enroll for a check-cashing membership at any Check Cashing ATM location by simply filling out an application and inserting the application and payroll check into the Check Cashing ATM scanner. The check is scanned and returned to the customer. A photo image of the customer, the application, and the check are transmitted for approval to the Check Central customer service processing center. The initial approval process may take as little as 10 minutes, depending upon how quickly the applicant's information can be verified. The approval process involves confirmation of basic information such as employment, employer's bank account, driver's license, and address. Upon approval, customers can then cash their payroll check by inserting the check into the scanner and following the on screen directions. The customer has a choice of selecting either Spanish or English by simply touching the screen.

Once the check is inserted, the customer will be prompted to enter a Personal Identification Number ("PIN") the customer selected when filling out the application. If there are any questions, a phone handset is conveniently provided and when lifted by the customer, it dials directly into the customer service center. With the video camera display, a well-trained customer service professional can easily help the customer through the prompts in either Spanish or English. If there are no questions, the screen will prompt the customer to enter the check date and amount, insert the check into the scanner, and once approved, the check is cashed. The advanced processing software used by the Check Central customer service center quickly performs up to one hundred and twenty-four separate algorithms and can approve the check in seconds. Any checks that are not approved are rejected and returned to the customer.

For all future transactions, the customer will be mailed a membership card that contains a magnetic strip and looks like an ATM card. If a card is lost or stolen, customers will still be able to cash checks by remembering the social security or unique identification number and PIN. If the customer loses his card and forgets all his numbers, Check Central can still cash the check by comparing the customer's original photo with the person standing in front of the Check Cashing ATM camera.

Once the check is approved, the check-cashing fee is deducted from the face value of the check and the remaining balance is then available to the customer to be taken as cash and/or money orders. The customer is prompted to select the amount to be dispensed in any combination of cash or money orders. No coins are dispensed so the Check Cashing ATM dispenses cash to the customer in increments of $50's and $20's with any balance paid via a voucher. This in-store voucher is good for purchases or cash back at the register. The Company may elect to install a four-drawer dispensing model which may have $1, $5, $20 and $100 denominations which means the in-store voucher could be in amounts less than $ 1, or rounded up to the nearest whole dollar and vouchers eliminated.

This in-store voucher feature provides a valuable means of getting the check-cashing customers to spend more while they are in the store.

The checks cashed during the day are stored in a keyed lock box. The retailer will remove from the Check Cashing ATM at the end of the day and deposit the checks into a designated clearing account at a local bank. A fee of 1.2% of the total amount of checks authorized will be deducted from the clearing account on a daily basis. A transaction detail report will be provided that clearly shows the fee breakdown along with all in-store vouchers, money orders, checks cashed and ATM withdrawals. This detailed report enables the retailer to quickly reconcile the daily check deposits to the daily summary.

Cash loading is the responsibility of the retailer, unless other arrangements are made. Most successful check- cashing stores cash between $150,000 -
$1,000,000 worth of checks each month. For those retailers who do not have enough cash on hand, there are alternative sources for vault cash. The Small Business Administration (SBA) has approved a loan package to purchase the Check Cashing ATM at $32,000 along with $100,000 for vault cash, subject to customer qualifications. There are also third-party cash providers that are normally willing to provide cash to qualified customers.

Competition
There is limited competition for Check Cashing ATM because the technology is relatively new and automated check cashing has only a limited operating history. However, check cashing is a growing industry. Traditional check-cashing businesses are now considering automating some of their operations as well.

Ace Cash Express, Inc. is the largest chain of check-cashing services with a network of over 900 locations. Ace Cash Express, Inc., charges a franchise fee and on-going royalties to any location. The Company's stock is traded on NASDAQ under the symbol AACE.

Mr.  Payroll  is  the  next  most  significant   competitor.   Mr.  Payroll  has
approximately 95 machine-operated, check- cashing outlets. The company is wholly owned by Cash America International.

Other  competitors who are significant in the  check-cashing  industry  include:
Dollar Financial, USA Check Cashing, Pay-O-Matic, United Check Cashing, and Nix Check Cashing. Dollar Financial is growing rapidly by acquiring other check-cashing firms and has nearly 400 locations.

Check Central expects to be highly competitive with retail pricing of $32,000 per machine. In addition, no other competitor can offer the power and security provided by Check Central's central command system, which improves a check-cashing site's operating efficiency while reducing losses due to fraud. Check Central machines operate very simply. They need no trained person on site. Thus, store owners will be relieved of hiring and training in-store check cashiers. They will no longer be concerned with unanticipated check loss and can concentrate on building their store profits from reliable Check Central fee payments and increased store traffic.

Sales Strategy

The principal strategy selected for Check Central product sales is through an experienced ATM kiosk master distributor for both independent store outlets and chain markets. As a result, during late 1998, and early 1999, the Company engaged in discussions with several large ATM distributors and several check-cashing companies that were interested in exclusive territorial or selected outlet licenses to sell Check Cashing ATMs.

In March 1999, the Company consummated an agreement with SmartCash ATM, an affiliate of ATM International, Inc., to be the Master Distributor on a exclusive basis for the Company. Under the terms of the master Distributor Agreement, SmartCash ATM is required to order 385 Check Cashing ATMs in 1999, 1,200 Check Cashing ATMs in 2000 and 2,000 Check Cashing ATMs in 2001 to remain the exclusive distributor of Check Central.

In addition, successful completion of product beta tests in the first quarter of 1999 will, in the Company's opinion, allow the Company to begin a high-rate manufacturing start-up, with deliveries beginning in early summer of 1999.

The banking industry interest in the Check Cashing ATM has subtle differences from those in the convenience store business sector. Both want to provide customers a reliable and highly desired service at a profitable fee. However, banks unlike other customer sectors, will also want to convert the best clients into full time bank customers or at least provide them additional banking services such as car, home, or other loans.

The Company believes that it is in its best interest to develop a strategic banking relationship with possibly one or two nationwide banks that will become the cash provider, and master check processor to Check Central. In return, Check Central will pay for these financial services and provide the selected bank with exclusive on-screen advertisement to help handle customers who need additional banking services.

Company strategy since August 1998, has centered on providing a final, manufacturing prototype, completing all software, testing, and preparing for manufacturing start-up. In support of our objective to produce a highly reliable system, the Company has chosen to introduce three company-owned beta units into operational stores during January/April 1999. The first unit was installed January 5, 1999, in La Loma Market in Southern Los Angeles, California.

Manufacturing and Quality Control

The Check Cashing ATM has been designed using a fully modular approach. The outside case is made of a thick, high-grade steel to provide maximum protection. Each sub-component (monitor, magnetic card reader, printer, scanner, money dispenser, CPU, etc.) is common to ATM machines and chosen for its high reliability. All key sub-components are mounted on easy access slides to facilitate replacement if necessary. Brackets, power supplies, cable bundles, hinges and all other peripherals are heavy-duty components to ensure long life and low repair cost. In addition, Check Central has taken special care in the final design phase to provide itself a complete design package with full CAD/ CAM digital drawings which will be used to set up a multiple vendor supply system.

Presently, Check Central has a fully certified set of subcontractors, suppliers and assemblers to build machines to meet the Company's requirements. To ensure its ability to ramp up to manufacture and deliver hundreds of units per month by late spring of 2000, discussions are underway with several major ATM machine manufacturers who have expressed an interest in becoming "build to print" suppliers.

Patents and Proprietary Technology

The Company will protect its technology by filing copyright and patent applications for the patentable technologies that it considers important to the development of its business. The Company also intends to rely upon trade secrets, know-how and continuing technological innovations to develop and maintain a competitive advantage.

The Company has filed a copyright application with the United States Patent and Trademark Office with respect to its proprietary server technology. The Company also plans to file patent applications in the future with respect to its proprietary kiosk system and any other technology it may develop for use with the Check Cashing ATM. There can be no assurance that any U.S. patent application filed by the Company will be granted or, if obtained, will sufficiently protect the Company's proprietary rights.

Even if the patents the Company applies for are granted, they do not confer on the Company the right to manufacture and market products if such products infringe patents held by others. The Company has not undertaken or conducted any comprehensive patent infringement searches or studies. If any such third parties hold any such conflicting rights, the Company may be required in the future to stop making, using or selling its products or to obtain licenses from and pay royalties to others, which could have a significant and material adverse effect on the Company. Further, in such event, there can be no assurance that the Company would be able to obtain or maintain any such licenses on acceptable terms or at all.

Employees

Including its officers, the Company presently employs 8 full-time employees. The
Company  uses  independent   consultants  for  a  variety  of  tasks,  including
engineering, shareholder relations, and marketing.

Item 2.

Description of Property

Greenland currently occupies approximately 7,500 square feet of office space comprising the entire fourth floor of 7084 Miramar, San Diego, California 92121. The Company entered into a three-year lease, commencing January 1, 1997, with three (3) three-year options to extend its tenancy.

Item 3.

Legal Proceedings

The Company's officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

NONE

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market, and quoted on the OTC Electronic Bulletin Board. The Company's common stock has traded, during the fiscal year ended December 31, 1998 between $4.84 (effect of 1-10 reverse stock split) and $0.08 per share. The number of shares of record of common stock, $.001 par value, of the Company was 12,679,331 at December 31, 1998 and 19,736,628 at March 31, 1999. The Company has not yet adopted any policy regarding payment of dividends.


                                      High             Low
Quarter ended Mar.31            $     1.25  $         0.31
Quarter ended Jun.30                  4.84            0.31
Quarter ended Sep.30                  1.09            0.14
Quarter ended Dec.31                  0.34            0.08
------------------------------  ----------  --------------

At the Annual Meeting of Shareholders held June 12, 1998, the shareholders authorized the Company to effect a 1 for 10 reverse stock split of the Company's Common Stock. The proposal provided that each ten (10) issued and outstanding shares of Common Stock would be automatically converted into one (1) new share of Common Stock, par value $0.001. The number of authorized shares and the par value designation of the Common Stock was unaffected, the rights and privileges of the holders of the Common Stock was unaffected, and each Stockholder's percentage ownership interest in the Company, proportional voting power and other rights were unchanged by the proposal. The proposal was approved by the Shareholders and the reverse split was implemented on July 2, 1998.

Item 6.

Management's Discussion and Analysis or Plan of Operation

The following discussion pertains to the Company's operations and financial condition as of the end of the year December 31, 1998.

In May of 1998, the Company purchased the exclusive rights to all of Check Central Inc., software and hardware designs for the expressed intent of completing the development and marketing of a Check Cashing ATM. Check Central's technology was acquired through an exchange of all the issued and outstanding stock of Check Central, Inc. for 35,000,000 (pre-reverse split) restricted shares of the Company's common stock valued at $2,625,000.

In late 1998, after completion of further market and engineering studies, the Company determined that a significant amount of additional capital and a substantial commitment of labor resources would be required to complete research and development of AMR. Since the Company was making rapid progress with the Check Cashing ATM and believed that it was faster to market, took less resources and offered a greater financial potential for the Company, a strategic decision was made to pursue the development of the Company's Check Cashing ATM on a full resource basis. Therefore, the Company entered into a transaction, on April 5, 1999, with Telenetics Corporation, whereby Telenetics acquired the advanced communication technology known as automated meter reading ("AMR") in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000.

As a result of the sale of AMR, the Company is engaged exclusively in the development of proprietary software and hardware that is capable of providing consumers with automated payroll check cashing, ATM and money order services delivered through a free standing kiosk, similar to an ATM machine (the "Check Cashing ATM").

The Company has invested, and continues to invest, considerable time and effort in development of the Check Cashing ATM, assembling a development team, analyzing the market, planning the business, creating prototype and beta test units, and locating reliable manufacturers for the Check Cashing ATM.

The Company's strategy for marketing and sales of the Check Cashing ATM has been directed at locating an established large, national distributor of ATM machines. Established distributors have the infrastructure in place to sell, service and maintain a large volume of machines and are best equipped to penetrate the market quickly and efficiently. This strategy allows the Company to concentrate its resources on doing what it does best, develop reliable, efficient products. The Company successfully implemented this strategy by consummating a Master Distributor Agreement with SmartCash ATM, Ltd. a Dallas, Texas based national distributor (see Subsequent Events Schedule).

This sales strategy will effect two significant revenue streams for the Company. The first source of revenue will result from the sales of Check Cashing ATMs. Initially, the Master Distributor will purchase the machines at a wholesale price that will initially result in gross margins of approximately 50%. The Company expects these margins to improve as Check Central begins to order machines in larger quantities taking advantage of volume discounts and economies of sale. The second revenue source will result in the continuity of transaction fees generated from each Check Cashing ATM. Check Central will share in the transaction fees along with the owners of the Check Cashing ATM. The fee generation of Check Central will get larger with the placement of additional machines and as machines mature in the market, more transaction fees will be generated.


Results of Operations

Revenue - The Company reported no revenue in 1998. With the acquisition of Check Central in mid 1998, the company focused its efforts and available capital to further develop the Check Central technology. To validate the market and test mechanical and systems reliability, management produced its first demo check cashing model by the third quarter of 1998 followed by two beta test units in late 1998. After the initial "debugging" period, Check Central placed its first two working machines in Southern California in January and February of 1999.

With the successful completion of beta testing and consummation of the agreement with SmartCash ATM (see Subsequent Events Schedule), Check Central is expected to begin shipping the first production models to market by late second quarter of 1999.

Operations - The Company continues to fund its operations for the development and deployment of Check Cashing ATM. The two beta units and the one demonstration unit were financed primarily from funds received from equity private placements.

The Company spent a significant part of the year building the infrastructure necessary to support not only the research and development effort but laying the ground work for the various support groups that will be required for successful transition from a development stage company to a complete manufacturing, marketing and service organization. The Company has successfully blended both employee and consultant based infrastructure that is comprised of mechanical and design engineers, software engineers, back-end support personnel, with payroll check cashing experience, and financial support personnel. This organization will be critical to the successful ramp-up of production schedule for late second quarter of 1999.

Check Central has a fully certified set of subcontractors, suppliers and assemblers to build machines to meet the Company's requirements. To ensure its ability to meet production schedules and gear for increased output (estimated 100 units monthly by late spring 2000), the Company has engaged in discussion with major ATM machine manufacturers who have expressed an interest in becoming turnkey manufacturing partners.

Expenses - General and Administrative expenses for the year ended December 31, 1998 were $2,656,095 compared with $1,820,050 for 1997. The major reason for the increase in G&A was due directly to the Check Central acquisition and extensive product development costs. In addition to this increase for Check Central, limited resources were allocated to Airlink Systems. Depreciation, interest, property taxes and other expenses decreased from $95,099 in 1997 to $54,726 in 1998. Due to lack of capital, the Company has paid the officers and certain consultants their compensation in the form of stock and as a result the Company has issued shares of its common stock which is reflected as G&A expense.

Income (Loss) - During the year ending December 31, 1998, the Company had losses of $3,322,163 compared to losses of $1,663,040 for the calendar year ending 1997. The increase in losses were due to the loss on the sale of the Lake Elsinore property of $627,025 and increases in product development costs for Check Central.

Liquidity and Capital Resources

Assets increased substantially in 1998 due to the acquisition of Check Central of $2,625,000. The year ending December 31, 1997 assets totaled $4,410,000 versus $6,337,242 for year ending 1998. The Company's total liabilities decreased for 1998 through efforts of management to pay down existing obligations and bring vendors current. Total liabilities were $556,672 for the year ending December 31, 1998 compared with $812,000 for year ending December 31, 1997.

The Company's strategy has been and will continue to be to maximize the return of assets for the Company and its shareholders. The Company reevaluates its assets on an on-going basis to determine the most effective use and benefit to the Company in relation to the Company's operations needs. Based on this review, the Company will either sell or leverage the asset for liquidity to support the Company's capital requirements. As a result of this process, the Company will continue to evaluate its assets, including a promissory note from Quantix Corporation and the convertible preferred shares of GAHI.

Stockholder's   equity  was  $5,780  at  December  31,  1998,  and  increase  of
$2,184,262.

The Company has a working capital deficiency of $(457,422) at December 31, 1998 and a retained deficit of $(6,884,321). The Company's needs for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization through private placement and other activities in order to raise funds for ongoing operations, including institutional lending, lines of credit, purchase order financing and the sale of or financing of its assets.

Management believes that institutional lending will be available to the Company once the Company establishes a track record of production and shipping stability.

Subsequent Events

Subsequent to December 31, 1998, the Company entered into a transaction, on April 5, 1999, with Telenetics Corporation, whereby Telenetics acquired the advanced communication technology known as automated meter reading ("AMR") in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000. In late 1998, after completion of further market and engineering studies, the Company determined that a significant amount of additional capital and a substantial commitment of labor resources would be required to complete research and development of AMR. Since the Company was making rapid progress with the Check Cashing ATM and believed that it was faster to market, took less resources and offered a greater financial potential for the Company, a strategic decisions was made to pursue the development of the Company's Check Cashing ATM on a full resource basis.

Subsequent to December 31, 1998, the Company entered into a transaction on March 30, 1999, with SmartCash ATM, Ltd. ("SmartCash") whereby the Company entered into a Master Distributor Agreement with SmartCash

ATM, an affiliate of ATM International (collectively, "SmartCash ATM") located in Dallas, Texas. Under the terms of the Master Distributor Agreement, SmartCash ATM is required to order 385 Check Cashing ATMs in 1999, 1,200 Check Cashing ATMs in 2000 and 2,000 Check Cashing ATMs in 2001 in order to remain the exclusive distributor for Check Central. The Company believes this relationship will enable Check Central to achieve rapid market penetration by utilizing the services of an existing operation with marketing and sales personnel in place. The Company will also pursue direct corporate sales on a limited basis and will pay SmartCash ATM a commission on said sales.

Subsequent  to December  31,  1998,  the Board of  Directors  of  Greenland  has
approved  the  commencement  of  a  private  placement  offering.   The  Company
anticipates commencing the offering shortly.

Item 7.

Financial Statements and Supplementary Data

See index to financial statements included herein

Item 8.

Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9.

Directors,  Executive Officers,  Promoters and Control Persons,  Compliance with
Section 16(a) of the Exchange Act

The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 10.

Executive Compensation

The information required by item 10 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement to be filed with the Commission on or before April 30, 1999.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The information required by item 11 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission on or before April 30, 1999.

Item 12.

Certain Relationships and Related Transactions

The information required by item 12 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Certain Relationships and related Transactions" in the Proxy Statement to be filed with the Commission on or before April 30, 1999.

Item 13.
Exhibits and Reports on Form 8-K

(A) List of documents filed as part of this report.
         (1)      Financial Statements
                  Reference is made to the index to Financial  Statements  under
                  Item 7 in Part II hereof, where these documents are listed.
         (2)      Financial Statement Schedules
                  None
         (3)      Exhibits
                  None
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Greenland Corporation

Date:    April 15, 1999                     By:
                                            Louis T. Montulli
                                            CEO, Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 15, 1999                       By:
                                            Lee R. Swanson
                                            Chief Financial Officer, Director

Date:    April 15, 1999                     By:
                                            Thomas J. Beener
                                            Secretary, Director

Date:    April 15, 1999                     By:
                                            Richard Wray
                                            Director, COO

Date:    April 15, 1999                     By:
                                            Louis T. Montulli
                                            CEO, Chairman of Board

                                    CONTENTS


                                                                     Page
INDEPENDENT AUDITOR'S REPORT........................................  F-2
CONSOLIDATED BALANCE SHEET..........................................  F-3
CONSOLIDATED STATEMENTS OF OPERATIONS...............................  F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY..........  F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS...............................  F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................  F-7

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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Greenland Corporation

We have  audited  the  accompanying  consolidated  balance  sheet  of  Greenland
Corporation (a development stage company) and subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997, and for the period of July 17, 1986 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenland Corporation (a development stage company) and subsidiary as of December 31, 1998, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1998 and 1997, and for the period of July 17, 1986 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has a working capital deficiency of $(457,422) at December 31, 1998, and a retained deficit of $(6,884,321). The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 to the consolidated financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                       Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS
Salt Lake City, Utah
April 5, 1999

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998



ASSETS
Current Assets
              Cash in banks                                                                               $          3,332
              Accounts receivable - officers (Note 2)                                                               44,250
              Prepaid expenses - current portion                                                                    51,668
                                                                                                          ----------------

                                                                                 TOTAL CURRENT ASSETS               99,250

Equipment, net of depreciation of $18,453 (Note 1)                                                                  24,600

Other Assets
              Prepaid expenses                                                                                      51,669
              Notes Receivable (Note 4)                                                                          1,900,000
              Investments (GAHI) (Note 4)                                                                        1,450,000
              Capitalized software costs (Note 1)                                                                  186,723
              Licenses - Check Central (Note 6)                                                                  2,625,000
                                                                                                          ----------------

                                                                                                          $      6,337,242
                                                                                                          ================

LIABILITIES AND EQUITY
Current Liabilities
              Accounts payable                                                                            $        172,672
              Notes payable (Note 7)                                                                               150,000
              Note payable - related party (Note 7)                                                                223,000
              Stock subscription refunds payable                                                                    11,000
                                                                                                          ----------------

                                                                            TOTAL CURRENT LIABILITIES              556,672

STOCKHOLDERS' EQUITY
              Common Stock $.001 par value:
                 Authorized -100,000,000 shares
                 Issued and outstanding 12,708,331 shares                                                           12,708
              Additional paid-in capital                                                                        12,652,183
              Deficit accumulated during development stage                                                      (6,884,321)
                                                                                                          ----------------

                                                                           TOTAL STOCKHOLDERS' EQUITY            5,780,570
                                                                                                          ----------------

                                                                                                          $      6,337,242
                                                                                                          ================

See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                7/17/86
                                                                                                               (Date of
                                                                                 Year Ended December 31,     inception) to
                                                                                  1998           1997          12/31/98
                                                                             -------------   -------------  -------------
REVENUES
           AMR Sales                                                         $           0   $      15,000  $      55,000
           Other income                                                             15,683          11,381         76,004
                                                                             -------------   -------------  -------------

                                                                                    15,683          26,381        131,004

EXPENSES
           General and administrative                                            2,656,095       1,820,050      5,217,863
           Depreciation                                                              6,319          12,134         18,453
           Interest                                                                 22,349          38,257         64,590
           Property taxes and other taxes                                           26,058          44,708         79,767
           Bad debts                                                                     0               0         59,668
                                                                             -------------   -------------  -------------

                                                                                 2,710,821       1,915,149      5,440,341
                                                                             -------------   -------------  -------------

LOSS FROM OPERATIONS                                                            (2,695,138)     (1,888,768)    (5,309,337)

OTHER INCOME (LOSS)
           Gain on disposition of subsidiary                                             0         531,388        531,388
           Loss on sale of investments                                            (627,025)       (115,000)      (742,025)
                                                                             -------------   -------------  -------------

                                        NET LOSS FROM CONTINUING OPERATIONS     (3,322,163)     (1,472,380)    (5,519,974)

           Loss from discontinued operations (Note 1)                                    0        (190,660)    (1,364,347)
                                                                             -------------   -------------  -------------

                                               NET LOSS BEFORE INCOME TAXES     (3,322,163)     (1,663,040)    (6,884,321)

PROVISION FOR INCOME TAXES                                                               0               0              0
                                                                             -------------   -------------  -------------

                                                                   NET LOSS  $  (3,322,163)  $  (1,663,040) $  (6,884,321)
                                                                             =============   =============  =============

Loss before discontinued operations                                          $        (.43)  $        (.73)
Loss from discontinued operations                                                      .00            (.09)
                                                                             -------------   -------------

                                        NET LOSS PER WEIGHTED AVERAGE SHARE  $        (.43)  $        (.82)
                                                                             =============   =============

Weighted average number of common shares used to
           compute net income (loss) per weighted average share                  7,702,050       2,027,017
                                                                             =============   =============


See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                           Common Stock                Additional
                                                         Par Value $0.001              Paid - in         Retained
                                                   Shares            Amount            Capital           Deficit
                                               --------------   ----------------   ----------------  ----------------
Balances at 7/17/86 (date of inception)                     0   $              0   $              0  $              0
  Issuance of common stock (restricted)
   At $.02 per share at 7/17/86                       100,000                100              1,900
Net loss for period                                                                                            (1,950)
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/86                                  100,000                100              1,900            (1,950)
Net loss for period                                                                                               (10)
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/87                                  100,000                100              1,900            (1,960)
Net loss for period                                                                                               (10)
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/88                                  100,000                100              1,900            (1,970)
Net loss for period                                                                                               (10)
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/89                                  100,000                100              1,900            (1,980)
Net loss for period                                                                                               (10)
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/90                                  100,000                100              1,900            (1,990)
Net loss for period                                                                                               (10)
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/91                                  100,000                100              1,900            (2,000)
Net loss for period                                                                                                 0
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/92                                  100,000                100              1,900            (2,000)
Net loss for period                                                                                                 0
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/93                                  100,000                100              1,900            (2,000)
 Issuance of common stock (restricted)
   at $.33 per share for cash                         120,000                120             39,880
  to acquire subsidiary at $30.40 per
   share at 10/1/94                                    10,000                 10            303,983          (257,612)
  to acquire additional rental properties
   at $29.20 per share at 10/1/94                      52,415                 52          1,530,275
   at par 10/21/94 for services rendered               13,200                 13                119
Net loss for period                                                                                          (110,338)
                                               --------------   ----------------   ----------------  ----------------
Balance at 12/312/94                                  295,615                295         1,876,157          (369,950)
 Issuance of common stock (regulation
   S) at $1.00 per share for stock
    subscription                                      110,000                110           109,890
 Issuance of common stock (restricted)
   at $48.29 per share to cancel debt                   2,554                  3           123,317
   at $.01 per share for services                      20,940                 21               188
   at $.85 per share for assets                       850,000                850           718,479
   at $20.00 per share for assets                         840                  1            16,807
   at $50.00 per share to cancel debt                   2,000                  2            99,998
   at $51.43 per share to cancel debt                     500                  0            25,719
   at $60.34 per share to land option                  40,851                 41         2,464,959
 Cancellation of restricted common
   stock                                               (4,275)                (4)         (124,825)
Net loss for period                                                                                          (587,153)
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/95                                1,319,025              1,319          5,310,689          (957,103)

See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)



                                                   Common Stock                         Additional
                                                   Par Value $0.001                        Paid - in         Retained
                                                   Shares                 Amount            Capital           Deficit
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/95                                1,319,025              1,319          5,310,689          (957,103)
 Issuance of common stock (restricted)
   correction to issue price of shares
     previously sold on subscription                                     (14,195)
   at $.001 per share for assets                      127,036                127               (127)
   at $.001 per share for services                     11,886                 12                (12)
   at $5.00 per share for cash                         24,250                 24            121,226
   at $2.50 per share for cash                        143,850                144            359,482
   at $20.00 per share for cash                         5,450                  6            108,994
   at $10.00 per share for cash                            60                  0               600
   at $50.00 per share for cash                            20                  0              1,000
   at $30.00 per share for cash                         2,800                  3             83,997
   at $8.17 per share for services                      6,000                  6             48,994
   at $10.68 per share for cash                           289                  0              3,087
   at $7.56 per share for services                        450                  0              3,401
   at $3.10 per share for cash                         13,200                 13             40,905
 Cancellation of restricted common stock             (132,870)              (133)          (459,299)
Net loss for year                                                                                            (886,162)
                                               --------------   ----------------   ----------------  ----------------
Balances at 12/31/96                                1,521,446              1,521          5,608,742        (1,843,265)
 Issuance of common stock (restricted)
   at $2.50 per share for cash                         88,700                 89            221,661
   at $2.60 per share for cash                          1,500                  2              3,898
   at $2.83 per share for services                        530                  1              1,499
   at $2.50 per share for services                     16,500                 16             41,234
   at $2.60 per share for services                      1,650                  2              4,288
   at $1.50 per share for cash                        200,000                200            299,800
   at par $.001 to settle lawsuit                       6,138                  6                 (6)
   at $2.50 to settle debt                                 20                  0                 50
   at $1.00 per share for cash                        294,400                294            294,106
   at $2.20 per share for services                     30,000                 30             65,970
   at $1.00 per share for services                     26,810                 27             26,783
   at $2.77 per share for services                      1,084                  1              3,002
   S-8 shares at
     $2.60 per share for services                      70,000                 70            181,930
     $2.00 per share for services                      10,000                 10             19,990
     $1.00 per share for services                     210,000                210            209,790
     $.75 per share for services                      231,000                231            173,019
 Disposition of subsidiary                                                                                    (55,853)
Net loss for year                                                                                          (1,663,040)
                                               --------------   ----------------   ----------------  ----------------
Balances at 12/31/97                                2,709,778              2,710          7,155,756        (3,562,158)


See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)



                                                   Common Stock                         Additonal
                                                   Par Value $0.001                        Paid - in         Retained
                                                   Shares                 Amount            Capital           Deficit
                                               --------------   ----------------   ----------------  ----------------
Balances at 12/31/97                                2,709,778   $          2,710   $      7,155,756  $     (3,562,158)
  Issuance of common stock
    S-8 shares
      $.13 per share for services                   1,000,000              1,000            129,000
      $.19 per share for services                     674,000                674            127,386
      $.20 per share for services                     300,000                300             59,700
      $.275 per share for services                    200,000                200             54,800
      $.30 per share for services                     291,666                292             87,208
      $.50 per share for services                     246,500                246            123,004
      $.60 per share for services                     760,000                760            455,240
      $.70 per share for services                     167,500                167            117,083
      $1.00 per share for services                     20,000                 20             19,980
      $1.50 per share for services                     96,053                 96            143,988
    Regulation "S" shares
      $.40 per share to retire debenture              500,000                500            199,500
      $.50 per share to retire debenture              100,000                100             49,900
      $1.00 per share to retire debenture             400,000                400            399,600
  Issuance of restricted shares
    $.07 per share for services                       310,386                310             21,417
    $.10 per share for services                        20,000                 20                180
    $.14 per share for services                        26,900                 27              3,739
    $.275 per share for services                      115,000                115             31,510
    $.295 per share for services                      161,028                161             47,342
    $.40 per share for services                       145,000                145             57,855
    $.45 per share for services                        35,000                 35             15,715
    $.50 per share for cash                            22,200                 22             11,078
    $.50 per share for services                       208,729                209            104,051
    $.75 per share for subsidiary                   3,500,000              3,500          2,621,500
    $.75 per share for services                       350,000                350            262,150
    $.85 per share for services                         3,000                  3              2,547
    $1.00 per share for cash                          341,300                341            340,959
    $2.00 per share for services                        2,500                  3              4,997
    $2.50 per share for services                        2,000                  2              4,998
Net loss for year                                                                                          (3,322,163)
                                               --------------   ----------------   ----------------  ----------------

Balances at 12/31/98                               12,708,331   $         12,708   $     12,652,183  $     (6,884,321)
                                               ==============   ================   ================  ================


See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                7/17/86
                                                                                                               (Date of
                                                                                 Year Ended December 31,     inception) to
                                                                                  1998           1997          12/31/98
                                                                             -------------   -------------  -------------
OPERATING ACTIVITIES
           Net loss                                                          $  (3,322,163)  $  (1,663,040) $  (6,884,321)
           Adjustments to reconcile net loss
             to cash provided (required) by operating activities:
                Depreciation and amortization                                        6,319         192,881        582,669
                Unrealized decrease in investments                                 189,143          47,576        272,969
                Book value of disposed assets/liabilities                          500,000        (313,465)       700,374
                Stock issued for services                                        1,929,025         728,153      2,752,447
           Changes in operating assets and liabilities:
                Accounts receivable                                                102,336         (16,188)        15,418
                Escrow accounts                                                          0           7,518              0
                Prepaid expenses                                                  (103,337)              0       (102,795)
                Accounts payable                                                    49,170          48,952        172,672
                Accrued expenses                                                   (78,508)        (27,572)        11,000
                Deposits                                                                 0         (20,814)             0
                Property taxes payable                                                   0         (83,782)      (112,522)
                                                                             -------------   -------------  -------------

                                                       NET CASH REQUIRED BY
                                                       OPERATING ACTIVITIES       (728,015)     (1,099,781)    (2,592,089)

INVESTING ACTIVITIES
           Capitalization of software costs                                              0               0       (186,723)
           Purchase of stock                                                             0               0        (55,000)
           Purchase of equipment                                                      (581)              0        (18,139)
           Organization cost                                                             0               0            (50)
                                                                             -------------   -------------  -------------

                                      NET CASH USED BY INVESTING ACTIVITIES           (581)              0       (259,912)

FINANCING ACTIVITIES
           Cash from subsidiary                                                          0               0         23,415
           Proceeds from sale of stock                                             352,400         820,050      1,989,736
           Collections of stock subscription                                             0               0         40,000
           Amounts borrowed from (repaid to) stockholders                          223,000        (290,790)       223,000
           Repayment of loans                                                            0         (29,860)      (243,818)
           Proceeds from new loans                                                 150,000         600,000        823,000
                                                                             -------------   -------------  -------------

                                                          NET CASH PROVIDED
                                                    BY FINANCING ACTIVITIES        725,400       1,099,400      2,855,333
                                                                             -------------   -------------  -------------

                                                        INCREASE (DECREASE)
                                               IN CASH AND CASH EQUIVALENTS         (3,196)           (381)         3,332

           Cash and cash equivalents at beginning of year                            6,528           6,909              0
                                                                             -------------   -------------  -------------

                                                              CASH AND CASH
                                                 EQUIVALENTS AT END OF YEAR  $       3,332   $       6,528  $       3,332
                                                                             =============   =============  =============

           SUPPLEMENTAL INFORMATION
             Cash paid for interest                                          $      22,349   $     306,892  $     973,670
             Assets acquired by assumption of debt and issuance of stock         2,625,000               0     13,558,790
             Cancellation of stock previously issued for
                assets determined to be worthless (Note 4)                               0               0        459,432
             Investment received in exchange for non-cash assets                         0       3,850,000      3,850,000
             Net book value of assets exchanged for investment                           0      (1,412,077)    (1,412,077)
             Land option exchanged for investment                                        0      (2,515,000)    (2,515,000)
             Stock issued to cancel debt                                           650,000               0        907,039
                                                                             -------------   -------------  -------------

                                                                             $   3,297,349   $     229,815  $  15,821,854
                                                                             =============   =============  =============

See Notes to Consolidated Financial Statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


NOTE 1:               SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                      Principal Operations
                      The principal business of the Company is the marketing of advanced communications technology, which automates check
                      - cashing through machines similar to bank ATMs through its wholly-owned subsidiary Check Central, Inc. The
                      Company's efforts to further enhance and market its AirLink automated meter reading system have been postponed pending additional funding.

                      Accounting Methods
                      The Company recognizes income and expenses based on the accrual method of accounting.

                      Basis of Consolidation
                      The consolidated financial statements include the accounts of Greenland Corporation and its wholly-owned subsidiary Check Central, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued) Income Taxes (continued)
                      The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

                      At December 31, 1997, a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover which expires as follows:

                            Year Ended                Expires                Amount
                       --------------------- ------------------------   ---------------
                         December 31, 1986       December 31, 2001      $         1,950
                         December 31, 1987       December 31, 2002                   10
                         December 31, 1988       December 31, 2003                   10
                         December 31, 1989       December 31, 2004                   10
                         December 31, 1990       December 31, 2005                   10
                         December 31, 1991       December 31, 2006                   10
                         December 31, 1994       December 31, 2009               39,780
                         December 31, 1995       December 31, 2010              378,664
                         December 31, 1996       December 31, 2011              718,121
                         December 31, 1997       December 31, 2012            1,892,413
                         December 31, 1998       December 31, 2018            3,000,000
                                                                        ---------------
                                                                        $     6,030,978
                                                                        ===============

NOTE 2:               ACCOUNTS RECEIVABLE - OFFICERS
                      During 1996 through 1998, the Company advanced $147,507 to officers and employees. $44,250 was paid in January 1999. The balance was converted to prepaid expenses to be used in 1999 and 2000.

NOTE 3:               GOING CONCERN ITEMS
                      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception and has a retained deficit of $(6,884,321).

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

                      See Note 9: Subsequent Events

NOTE 4:               INVESTMENTS
                      Investments consist of the following items:
                      1. 25,000 shares of common stock in a public company. The cost was $55,000. The stock is not currently trading; this asset has been fully reserved.
                      2 A 49% interest in a limited liability company which is reported at $134,143 under the equity method. The Company has been unsuccessful in locating the principals of this LLC in the last three years; this asset is fully reserved.
                      3. 1,100,000 convertible preferred shares in a public company. The basis in the land option given in exchange for these shares was $2,515,000. During 1998, the Company exchanged the shares for notes receivable valued at $1,900,000. The investment has been reflected at a value of $1,900,000 as of December 31, 1998. The shares are convertible in 1999 to the number of common shares (at the then-current market price) equivalent to $2,860,000.
                      4. 290,000 convertible preferred shares in GAHI, a public company. The net book value of the
                               Company's subsidiary which was exchanged for these shares was $1,412,077. The negotiated price at December 31, 1997 was $1,630,000. The shares are convertible in 1999 to the number of common shares (at the then-current market price) equivalent to $1,450,000, which is the value reflected on these financial statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1998

NOTE 5:               LEASES
                      In January, 1997, the Company entered into a three-year operating lease of office space. Required lease payments are $73,313 in 1998, and $79,560 in 1999.

NOTE 6:               LICENCES
                      During 1998, the Company acquired 100% of Check Central, Inc. (a Nevada corporation) by issuing 3,500,000 shares of its common stock. The sole of asset of Check Central, Inc. was a license to use certain software in the development of check-cashing machines. The transaction was accounted for as a purchase and recorded at the fair market value of the stock issued.

NOTE 7:               NOTES PAYABLE
                      Notes payable at December 31, 1998 are summarized as follows:

                      Individual           125,000 at 8% due December 31, 1998
                      Individual           25,000 at 0% paid January 20, 1999
                      Officer              223,000 at 8% due February 28, 2000

                      As additional inducement to the person to loan money to the Company, certain warrants have been promised, but not yet issued as follows:

                               2000,000 shares at $.33 effective for 2 years from August 31, 1998 10,000 shares at $.50 effective for 2 years from August 23, 1998 10,000 shares at $.40 effective for 2 years from
                               September 10, 1998 10,000 shares at $.19 effective for 2 years from September 23, 1998 15,000 shares at $.41 effective for 2 years from October 23, 1998

NOTE 8:               REVERSE STOCK SPLIT
                      The Company effected a 1:10 reverse stock split on July 2, 1998. All references to stock prices, and numbers of shares in these financial statements have been adjusted to reflect the reverse split as if it were effective on the earliest date reported.

NOTE 9:               SUBSEQUENT EVENTS
                      Subsequent to December 31, 1998, the Company entered into a transaction on April 5, 1999, with Telenetics Corporation, whereby Telenetics acquired the advanced communication technology known as automated meter reading ("AMR") in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000.

                      Subsequent to December 31, 1998, the Company entered into a transaction on March 30, 1999, with SmartCash ATM, Ltd. ("SmartCash") whereby the Company entered into a Master Distributor Agreement with Smart Cash ATM, an affiliate of ATM International (Collectively, "SmartCash ATM") located in Dallas, Texas. Under the terms of the Master Distributor Agreement, SmartCash ATM is required to order 385 Check Cashing ATMs in 1999, 1,200 Check Cashing ATMs in 2000, and 2,000 Check Cashing ATMs in 2001 in order to remain the exclusive distributor for Check Central. The Company believes this relationship will enable Check Central to achieve rapid market penetration by utilizing the services of an existing operation with marketing and sales personnel in place. The Company will also pursue direct corporate sales on a limited basis and will pay SmartCash ATM a commission on said sales.

                      Subsequent to December 31, 1998, the Board of Directors of the Company has approved the commencement of a private placement offering. The Company anticipates commencing the offering shortly.