Form 10QSB
period 1999-03-31
GREENLAND CORP
filed 1999-05-24
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                           Commission File No. 017833
                                    GREENLAND
                                   CORPORATION


           Nevada                                      87-0439051
(State or other jurisdiction of         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
incorporation or organization)
                         1935 AVENIDA DEL ORO, SUITE "D"
                               OCEANSIDE, CA 92056
              (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES

                                 (760) 414-9941
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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


        CLASS A COMMON STOCK                  20,613,430 SHARES OUTSTANDING
          $0.001 PAR VALUE                         AS OF MAY 22, 1999

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999
                                TABLE OF CONTENTS

PART I.                    FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

         O CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 AND DECEMBER 31, 1998 O CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1999 AND 1998 O CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AS OF MARCH 31, 1999 O CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AS OF MARCH 31, 1999 AND 1998 O NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTs

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.          OTHER INFORMATION
                  SIGNATURES

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS



                                                                                                 MARCH 31,         DECEMBER 31,
                                                                                                   1999                1998
                                                                                                (UNAUDITED)          (AUDITED)
                                                                                             -----------------  -----------------
ASSETS
CURRENT ASSETS
   CASH IN BANKS                                                                             $          34,074  $            3,332
   INVENTORY                                                                                            53,205                   0
   ACCOUNTS RECEIVABLE - TRADE                                                                          15,413                   0
   ACCOUNTS RECEIVABLE - OTHER                                                                          25,000              44,250
   PREPAID EXPENSES - CURRENT PORTION                                                                   51,193              51,668
                                                                                             -----------------  ------------------

                                                                      TOTAL CURRENT ASSETS             178,885              99,250

EQUIPMENT, NET OF DEPRECIATION OF $21,736 ($18,453 IN 1998)                                             29,499              24,600

OTHER ASSETS
   PREPAID EXPENSES                                                                                     51,518              51,669
   NOTES RECEIVABLE (NOTE 3)                                                                         1,900,000           1,900,000
   INVESTMENTS (GAHI) (NOTE 3)                                                                               0           1,450,000
   CAPITALIZED SOFTWARE COSTS                                                                          186,723             186,723
   LICENSES - CHECK CENTRAL (NOTE 4)                                                                 2,625,000           2,625,000
                                                                                             -----------------  ------------------

                                                                                             $       4,971,625  $        6,337,242
                                                                                             =================  ==================

LIABILITIES AND EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                                                          $         186,452  $          172,672
   ACCRUED EXPENSES                                                                                     19,020                   0
   NOTES PAYABLE (NOTE 5)                                                                               53,000             150,000
   NOTE PAYABLE - RELATED PARTIES (NOTE 5)                                                             214,750             223,000
   STOCK SUBSCRIPTION REFUNDS PAYABLE                                                                        0              11,000
                                                                                             -----------------  ------------------

                                                                 TOTAL CURRENT LIABILITIES             473,222             556,672

STOCKHOLDERS' EQUITY
   COMMON STOCK $.001 PAR VALUE:
     AUTHORIZED -100,000,000 SHARES
     ISSUED AND OUTSTANDING 19,765,647 SHARES (12,708,331 IN 1998)                                      19,766              12,708
   ADDITIONAL PAID-IN CAPITAL                                                                       13,800,931          12,652,183
   DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                                     (9,322,294)         (6,884,321)
                                                                                             -----------------  ------------------

                                                                TOTAL STOCKHOLDERS' EQUITY           4,498,403           5,780,570
                                                                                             -----------------  ------------------

                                                                                             $       4,971,625  $        6,337,242
                                                                                             =================  ==================

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                7/17/86
                                                                                   THREE MONTHS ENDED          (DATE OF
                                                                                        MARCH 31,            INCEPTION) TO
                                                                                  1999           1998           3/31/99
                                                                             -------------   -------------  -------------

REVENUES
   CHECK CENTRAL REVENUE                                                     $         598   $           0  $         598
   AMR SALES                                                                             0               0         55,000
   OTHER INCOME                                                                         36          10,620         76,040
                                                                             -------------   -------------  -------------

                                                                                       634          10,620        131,638

EXPENSES
   GENERAL AND ADMINISTRATIVE                                                    1,228,616         485,109      6,446,479
   DEPRECIATION                                                                      3,283           1,518         21,736
   INTEREST                                                                         18,984           8,450         83,574
   PROPERTY TAXES AND OTHER TAXES                                                    3,724               0         83,491
   BAD DEBTS                                                                        19,250               0         78,918
                                                                             -------------   -------------  -------------

                                                                                 1,273,857         495,077      6,714,198
                                                                             -------------   -------------  -------------

LOSS FROM OPERATIONS                                                            (1,273,223)       (484,457)    (6,582,560)

OTHER INCOME (LOSS)
   GAIN ON DISPOSITION OF SUBSIDIARY                                                     0               0        531,388
   LOSS ON SALE OF INVESTMENTS                                                           0               0       (742,025)
   LOSS ON SALE OF INVESTMENTS - UNREALIZED (NOTE 3)                            (1,164,750)              0     (1,164,750)
                                                                             -------------   -------------  -------------

                                        NET LOSS FROM CONTINUING OPERATIONS     (2,437,973)       (484,457)    (7,957,947)

   LOSS FROM DISCONTINUED OPERATIONS (NOTE 1)                                            0               0     (1,364,347)
                                                                             -------------   -------------  -------------

                                               NET LOSS BEFORE INCOME TAXES     (2,437,973)       (484,457)    (9,322,294)

PROVISION FOR INCOME TAXES                                                               0               0              0
                                                                             -------------   -------------  -------------

                                                                   NET LOSS  $  (2,437,973)  $    (484,457) $  (9,322,294)
                                                                             =============   =============  =============

LOSS BEFORE DISCONTINUED OPERATIONS                                          $        (.16)  $        (.05)
LOSS FROM DISCONTINUED OPERATIONS                                                      .00             .00
                                                                             -------------   -------------

                                        NET LOSS PER WEIGHTED AVERAGE SHARE  $        (.16)  $        (.05)
                                                                             =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED TO
   COMPUTE NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE                         15,515,958       9,903,970
                                                                             =============   =============

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                          COMMON STOCK                ADDITIONAL
                                                        PAR VALUE $0.001               PAID - IN         RETAINED
                                                   SHARES            AMOUNT             CAPITAL           DEFICIT
                                               --------------    --------------     --------------    --------------
BALANCES AT 7/17/86 (DATE OF INCEPTION)                     0    $            0     $            0    $            0
   ISSUANCE OF COMMON STOCK (RESTRICTED)
     AT $.02 PER SHARE AT 7/17/86                     100,000               100              1,900
NET LOSS FOR PERIOD                                                                                           (1,950)
                                               --------------    --------------     --------------    --------------

BALANCES AT 12/31/86                                  100,000               100              1,900            (1,950)
NET LOSS FOR PERIOD                                                                                              (10)
                                               --------------    --------------     --------------    --------------

BALANCES AT 12/31/87                                  100,000               100              1,900            (1,960)
NET LOSS FOR PERIOD                                                                                              (10)
                                               --------------    --------------     --------------    --------------

BALANCES AT 12/31/88                                  100,000               100              1,900            (1,970)
NET LOSS FOR PERIOD                                                                                              (10)
                                               --------------    --------------     --------------    --------------

BALANCES AT 12/31/89                                  100,000               100              1,900            (1,980)
NET LOSS FOR PERIOD                                                                                              (10)
                                               --------------    --------------     --------------    --------------

BALANCES AT 12/31/90                                  100,000               100              1,900            (1,990)
NET LOSS FOR PERIOD                                                                                              (10)
                                               --------------    --------------     --------------    --------------

BALANCES AT 12/31/91                                  100,000               100              1,900            (2,000)
NET LOSS FOR PERIOD                                                                                                0
                                               --------------    --------------     --------------    --------------

BALANCES AT 12/31/92                                  100,000               100              1,900            (2,000)
NET LOSS FOR PERIOD                                                                                                0
                                               --------------    --------------     --------------    --------------

BALANCES AT 12/31/93                                  100,000               100              1,900            (2,000)
   ISSUANCE OF COMMON STOCK (RESTRICTED)
     AT $.33 PER SHARE FOR CASH                       120,000               120             39,880
     TO ACQUIRE SUBSIDIARY AT $30.40 PER
       SHARE AT 10/1/94                                10,000                10            303,983          (257,612)
     TO ACQUIRE ADDITIONAL RENTAL PROPERTIES
       AT $29.20 PER SHARE AT 10/1/94                  52,415                52          1,530,275
     AT PAR 10/21/94 FOR SERVICES RENDERED             13,200                13                119
NET LOSS FOR PERIOD                                                                                         (110,338)
                                               --------------    --------------     --------------    --------------
BALANCE AT 12/312/94                                  295,615               295          1,876,157          (369,950)
   ISSUANCE OF COMMON STOCK (REGULATION
     S) AT $1.00 PER SHARE FOR STOCK
       SUBSCRIPTION                                   110,000               110            109,890
   ISSUANCE OF COMMON STOCK (RESTRICTED)
     AT $48.29 PER SHARE TO CANCEL DEBT                 2,554                 3            123,317
     AT $.01 PER SHARE FOR SERVICES                    20,940                21                188
     AT $.85 PER SHARE FOR ASSETS                     850,000               850            718,479
     AT $20.00 PER SHARE FOR ASSETS                       840                 1             16,807
     AT $50.00 PER SHARE TO CANCEL DEBT                 2,000                 2             99,998
     AT $51.43 PER SHARE TO CANCEL DEBT                   500                 0             25,719
     AT $60.34 PER SHARE TO LAND OPTION                40,851                41          2,464,959
   CANCELLATION OF RESTRICTED COMMON
     STOCK                                             (4,275)               (4)          (124,825)
NET LOSS FOR PERIOD                                                                                         (587,153)
                                               --------------    --------------     --------------    --------------

BALANCES AT 12/31/95                                1,319,025             1,319          5,310,689          (957,103)

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)
                                   (UNAUDITED)



                                                          COMMON STOCK                ADDITIONAL
                                                        PAR VALUE $0.001               PAID - IN         RETAINED
                                                   SHARES            AMOUNT             CAPITAL           DEFICIT
                                               --------------    --------------     --------------    --------------
BALANCES AT 12/31/95                                1,319,025    $        1,319     $    5,310,689    $     (957,103)
   ISSUANCE OF COMMON STOCK (RESTRICTED)
     CORRECTION TO ISSUE PRICE OF SHARES
       PREVIOUSLY SOLD ON SUBSCRIPTION                                                     (14,195)
     AT $.001 PER SHARE FOR ASSETS                    127,036               127               (127)
     AT $.001 PER SHARE FOR SERVICES                   11,886                12                (12)
     AT $5.00 PER SHARE FOR CASH                       24,250                24            121,226
     AT $2.50 PER SHARE FOR CASH                      143,850               144            359,482
     AT $20.00 PER SHARE FOR CASH                       5,450                 6            108,994
     AT $10.00 PER SHARE FOR CASH                          60                 0                600
     AT $50.00 PER SHARE FOR CASH                          20                 0              1,000
     AT $30.00 PER SHARE FOR CASH                       2,800                 3             83,997
     AT $8.17 PER SHARE FOR SERVICES                    6,000                 6             48,994
     AT $10.68 PER SHARE FOR CASH                         289                 0              3,087
     AT $7.56 PER SHARE FOR SERVICES                      450                 0              3,401
     AT $3.10 PER SHARE FOR CASH                       13,200                13             40,905
   CANCELLATION OF RESTRICTED COMMON STOCK           (132,870)             (133)          (459,299)
NET LOSS FOR YEAR                                                                                           (886,162)
                                               --------------    --------------     --------------    --------------
BALANCES AT 12/31/96                                1,521,446             1,521          5,608,742        (1,843,265)
   ISSUANCE OF COMMON STOCK (RESTRICTED)
     AT $2.50 PER SHARE FOR CASH                       88,700                89            221,661
     AT $2.60 PER SHARE FOR CASH                        1,500                 2              3,898
     AT $2.83 PER SHARE FOR SERVICES                      530                 1              1,499
     AT $2.50 PER SHARE FOR SERVICES                   16,500                16             41,234
     AT $2.60 PER SHARE FOR SERVICES                    1,650                 2              4,288
     AT $1.50 PER SHARE FOR CASH                      200,000               200            299,800
     AT PAR $.001 TO SETTLE LAWSUIT                     6,138                 6                 (6)
     AT $2.50 TO SETTLE DEBT                               20                 0                 50
     AT $1.00 PER SHARE FOR CASH                      294,400               294            294,106
     AT $2.20 PER SHARE FOR SERVICES                   30,000                30             65,970
     AT $1.00 PER SHARE FOR SERVICES                   26,810                27             26,783
     AT $2.77 PER SHARE FOR SERVICES                    1,084                 1              3,002
     S-8 SHARES AT
       $2.60 PER SHARE FOR SERVICES                    70,000                70            181,930
       $2.00 PER SHARE FOR SERVICES                    10,000                10             19,990
       $1.00 PER SHARE FOR SERVICES                   210,000               210            209,790
       $.75 PER SHARE FOR SERVICES                    231,000               231            173,019
   DISPOSITION OF SUBSIDIARY                                                                                 (55,853)
NET LOSS FOR YEAR                                                                                         (1,663,040)
                                               --------------    --------------     --------------    --------------
BALANCES AT 12/31/97                                2,709,778             2,710          7,155,756        (3,562,158)

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)
                                   (UNAUDITED)



                                                          COMMON STOCK                ADDITIONAL
                                                        PAR VALUE $0.001               PAID - IN         RETAINED
                                                   SHARES            AMOUNT             CAPITAL           DEFICIT
                                               --------------    --------------     --------------    --------------
BALANCES AT 12/31/97                                2,709,778    $        2,710     $    7,155,756    $   (3,562,158)
   ISSUANCE OF COMMON STOCK
     S-8 SHARES
       $.13 PER SHARE FOR SERVICES                  1,000,000             1,000            129,000
       $.19 PER SHARE FOR SERVICES                    674,000               674            127,386
       $.20 PER SHARE FOR SERVICES                    300,000               300             59,700
       $.275 PER SHARE FOR SERVICES                   200,000               200             54,800
       $.30 PER SHARE FOR SERVICES                    291,666               292             87,208
       $.50 PER SHARE FOR SERVICES                    246,500               246            123,004
       $.60 PER SHARE FOR SERVICES                    760,000               760            455,240
       $.70 PER SHARE FOR SERVICES                    167,500               167            117,083
       $1.00 PER SHARE FOR SERVICES                    20,000                20             19,980
       $1.50 PER SHARE FOR SERVICES                    96,053                96            143,988
     REGULATION "S" SHARES
       $.40 PER SHARE TO RETIRE DEBENTURE             500,000               500            199,500
       $.50 PER SHARE TO RETIRE DEBENTURE             100,000               100             49,900
       $1.00 PER SHARE TO RETIRE DEBENTURE            400,000               400            399,600
   ISSUANCE OF RESTRICTED SHARES
     $.07 PER SHARE FOR SERVICES                      310,386               310             21,417
     $.10 PER SHARE FOR SERVICES                       20,000                20                180
     $.14 PER SHARE FOR SERVICES                       26,900                27              3,739
     $.275 PER SHARE FOR SERVICES                     115,000               115             31,510
     $.295 PER SHARE FOR SERVICES                     161,028               161             47,342
     $.40 PER SHARE FOR SERVICES                      145,000               145             57,855
     $.45 PER SHARE FOR SERVICES                       35,000                35             15,715
     $.50 PER SHARE FOR CASH                           22,200                22             11,078
     $.50 PER SHARE FOR SERVICES                      208,729               209            104,051
     $.75 PER SHARE FOR SUBSIDIARY                  3,500,000             3,500          2,621,500
     $.75 PER SHARE FOR SERVICES                      350,000               350            262,150
     $.85 PER SHARE FOR SERVICES                        3,000                 3              2,547
     $1.00 PER SHARE FOR CASH                         341,300               341            340,959
     $2.00 PER SHARE FOR SERVICES                       2,500                 3              4,997
     $2.50 PER SHARE FOR SERVICES                       2,000                 2              4,998
NET LOSS FOR YEAR                                                                                         (3,322,163)
                                               --------------    --------------     --------------    --------------
BALANCES AT 12/31/98                               12,708,331            12,708         12,652,183        (6,884,321)
   ISSUANCE OF COMMON STOCK
     S-8 SHARES
       $.08 PER SHARE FOR SERVICES                    922,761               923             72,898
       $.1875 PRE SHARE FOR SERVICES                1,352,919             1,353            252.319
       $.21 PER SHARE FOR SERVICES                    850,000               850            177,650
       $.22 PER SHARE FOR SERVICES                    761,110               761            166,683
     RESTRICTED SHARES
       $.13 PER SHARE FOR SERVICES                    380,527               381             49,088
       $.15 PER SHARE FOR CASH                      1,449,999             1,450            215,650
       $.15 PER SHARE FOR SERVICES                    980,000               980            146,420
       $.19 PER SHARE FOR SERVICES                    360,000               360             68,040
NET LOSS FOR QUARTER                                                                                      (2,437,973)
                                               --------------    --------------     --------------    --------------

BALANCE AT 3/31/99                                 19,765,647    $       19,766     $   13,800,931    $   (9,322,294)
                                               ==============    ==============     ==============    ==============

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           7/17/86
                                                                              THREE MONTHS ENDED          (DATE OF
                                                                                   MARCH 31,            INCEPTION) TO
                                                                              1999           1998          3/31/99
                                                                         -------------  -------------   -------------
OPERATING ACTIVITIES
   NET LOSS                                                              $  (2,437,973) $    (484,457)  $  (9,322,294)
   ADJUSTMENTS TO RECONCILE NET LOSS
     TO CASH PROVIDED (REQUIRED) BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                             3,283          1,518         585,952
       UNREALIZED DECREASE IN INVESTMENTS                                    1,164,750              0       1,437,719
       BOOK VALUE OF DISPOSED ASSETS/LIABILITIES                                     0              0         700,374
       STOCK ISSUED FOR SERVICES                                               938,306        589,692       3,690,753
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
       INVENTORY                                                               (53,205)             0         (53,205)
       ACCOUNTS RECEIVABLE                                                      19,250              0          34,668
       PREPAID EXPENSES                                                            626           (300)       (102,169)
       ACCOUNTS PAYABLE                                                         13,780        (27,795)        186,452
       ACCRUED EXPENSES                                                         19,020        (30,081)         30,020
       PROPERTY TAXES PAYABLE                                                        0              0        (112,522)
                                                                         -------------  -------------   -------------

                                           NET CASH PROVIDED (REQUIRED)
                                                BY OPERATING ACTIVITIES       (332,163)        48,577      (2,924,252)

INVESTING ACTIVITIES
   CAPITALIZATION OF SOFTWARE COSTS                                                  0              0        (186,723)
   PURCHASE OF STOCK                                                                 0              0         (55,000)
   PURCHASE OF EQUIPMENT                                                        (8,182)          (581)        (26,321)
   ORGANIZATION COST                                                                 0              0             (50)
                                                                         -------------  -------------   -------------

                                                      NET CASH REQUIRED
                                                BY INVESTING ACTIVITIES         (8,182)          (581)       (268,094)

FINANCING ACTIVITIES
   CASH FROM SUBSIDIARY                                                              0              0          23,415
   PROCEEDS FROM SALE OF STOCK                                                 277,500        114,750       2,267,236
   COLLECTIONS OF STOCK SUBSCRIPTION                                                 0              0          40,000
   AMOUNTS BORROWED FROM (REPAID TO) STOCKHOLDERS                               55,587              0         278,587
   REPAYMENT OF LOANS                                                                0       (200,000)       (243,818)
   PROCEEDS FROM NEW LOANS                                                      38,000         43,000         861,000
                                                                         -------------  -------------   -------------

                                            NET CASH PROVIDED(REQUIRED)
                                                BY FINANCING ACTIVITIES        371,087        (42,250)      3,226,420
                                                                         -------------  -------------   -------------

                                                       INCREASE IN CASH
                                                   AND CASH EQUIVALENTS         30,742          5,746          34,074

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                3,332          6,528               0
                                                                         -------------  -------------   -------------

                                                          CASH AND CASH
                                             EQUIVALENTS AT END OF YEAR  $      34,074  $      12,274   $      34,074
                                                                         =============  =============   =============

   SUPPLEMENTAL INFORMATION
     CASH PAID FOR INTEREST                                              $         124  $       8,450   $     973,794
     ASSETS ACQUIRED BY ASSUMPTION OF DEBT AND ISSUANCE OF STOCK                     0              0      13,558,790
     CANCELLATION OF STOCK PREVIOUSLY ISSUED FOR
       ASSETS DETERMINED TO BE WORTHLESS                                             0              0         459,432
     INVESTMENT RECEIVED IN EXCHANGE FOR NON-CASH ASSETS                             0              0       3,850,000
     NET BOOK VALUE OF ASSETS EXCHANGED FOR INVESTMENT                               0              0      (1,412,077)
     LAND OPTION EXCHANGED FOR INVESTMENT                                            0              0      (2,515,000)
     STOCK ISSUED TO CANCEL DEBT                                                     0              0         907,039
                                                                         -------------  -------------   -------------

                                                                         $         124  $       8,450   $  15,821,978
                                                                         =============  =============   =============

                              GREENLAND CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                          QUARTER ENDED MARCH 31, 1999


NOTE 1: BASIS OF PRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that can be expected for the year ended December 31, 1999.

NOTE 2:  DISCONTINUED OPERATIONS

In December, 1997 the Company disposed of its wholly-owned subsidiary Gam Properties, Inc. (which was in the real estate rental business). The financial statements for the period from July 17, 1986 (Date of inception) to March 31, 1999 have been restated to reflect the loss from Gam's operations as resulting from discontinued operations.

NOTE 3: INVESTMENTS

Investments consist of the following items:

     1- 25,000 shares of common stock in a public company. The cost was $55,000. The stock is not currently trading; this asset has been fully reserved.
     2- A 49% interest in a limited liability company which was reported at $134,143 under the equity method. The Company has been unsuccessful in locating the principals of this LLC in the last three years; this asset is fully reserved.
     3- 1,100,000 convertible preferred shares in a public company. The basis in the land option given in exchange for these shares was $2,515,000. During 1998, the Company exchanged the shares for notes receivable valued at $1,900,000. The investment has been reflected at a value of $1,900,000 as of March 31, 1999. The shares are convertible in 1999 to the number of common shares (at the then-current market price) equivalent to $2,860,000.
     4- 290,000 convertible preferred shares of GAHI, a public company. The net book value of the Company's subsidiary which was exchanged for these shares was $1,412,077. The negotiated price at December 31, 1997 was $1,630,000. The shares are convertible in 1999 to the number of common shares (at the then-current market price) equivalent to $1,450,000. Subsequent to March 31, 1999, the Company sold the shares to an officer of the Company for $150,000 cash and assumption of $135,250 of the Company's debt. The loss of $1,164,750 has been reflected in these financial statements as an urealized loss on sale of investments. (See Note 7)

NOTE 4: LICENSES

During 1998, the Company acquired 100% of Check Central, Inc. (a Nevada corporation) by issuing 3,500,000 shares of its common stock. The sole of asset of Check Central, Inc. was a license to use certain software in the development of check cashing machines. The transaction was accounted for as a purchase and recorded at the fair market value of the stock issued.

NOTE 5: NOTES PAYABLE

Notes payable at March 31, 1999 are summarized as follows:
         Individuals       $53,000 at 8% due December 31, 1999
         Officers          $214,750 at 8% due February 28, 2000

As additional inducement to the persons to loan money to the Company, certain warrants have been promised, but not yet issued as follows:
    200,000 shares at $.33 effective for 2 years from August 31, 1998 10,000 shares at $.50 effective for 2 years from August 23, 1998
    10,000 shares at $.40  effective  for 2 years from  September  10, 1998
    10,000 shares at $.19 effective for 2 years from September 23, 1998 15,000 shares at $.41 effective for 2 years from October 23, 1998

                              GREENLAND CORPORATION
             NOTES TO CONDENSED CONSOLIDATED STATEMENTS (CONTINUED)
                          QUARTER ENDED MARCH 31, 1999

NOTE 6: REVERSE STOCK SPLIT

The Company effected a 1:10 reverse stock split on July 2, 1998. All references to stock prices, and numbers of shares in these financial statements have been adjusted to reflect the reverse split as if it were effective on the earliest date reported.

NOTE 7: SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Company entered into a transaction on April 5, 1999 with Telenetics Corporation whereby Telenetics acquired the advanced communication technology known as automated meter reading ("AMR") in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000.

Subsequent to March 31, 1999, the Company consummated the sale of 290,000 convertible preferred shares of Golden Age Homes, Inc.; an OTCBB non-reporting public company (the "GAHI Shares")("GAHI") to Chairman of the Board and CEO, Louis T. Montulli for total consideration of $280,000. This includes cash as well as an assumption of a current outstanding Notes Payable of $125,000. This transaction was completed April 23, 1999. The loss on this asset has been reflected in the financial statements as if it had occurred during the quarter ended March 31, 1999. The GAHI Shares are convertible in December of 1999 to the number of common shares (at the then market price) equivalent to $1,450,000. Prior to entering into this transaction with Mr. Montulli, the Company had solicited offers from other parties to purchase the GAHI Shares including the assumption of the note payable of $125,000. Management determined that Mr. Montulli's offer was the most favorable to the Company. The sale of GAHI Shares to Mr. Montulli is part of the Company's on-going reevaluation of its assets to determine the most effective use and benefit to the Company in relation to the Company's operational needs.

Subsequent to March 31, 1999, the Company commenced a private placement of its securities pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended, on May 4, 1999. If fully subscribed, the offering will provide approximately $4,000,000 of equity funding to the Company, exclusive of proceeds payable to the Company through the exercise of the warrants that are part of the offering. The offering consists of Units priced at $5.00 comprised of a 12% Debenture convertible into 10 Shares of Greenland Common Stock and 10 Class A Warrants exercisable at $.50 into 10 Shares of Greenland Common Stock; 10 Class B Warrants exercisable at $1.00 into 10 Shares of Greenland Common Stock and 10 Class C Warrants exercisable at $1.50 into 10 Shares of Greenland Common Stock. As of May 22, 1999, the Company had received approximately $39,000 from the proceeds of the offering, after payment of all expenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion pertains to the Company's operations and financial condition as of the end of the first quarter March 31, 1999.

In May of 1998,the Company purchased the exclusive rights to all of Check Central Inc's., software and hardware designs for the expressed intent of completing the development and marketing of a stand-alone Check Cashing ATM unit. Check Central's technology was acquired through an exchange of all the issued and outstanding stock of Check Central, Inc. for 35,000,000 (pre-reverse split) restricted shares of the Company's common stock valued at $2,625,000.

In late 1998, after completion of further market and engineering studies, the Company determined that a significant amount of additional capital and a substantial commitment of labor resources would be required to complete research and development of AMR. Since the Company was making rapid progress with the Check Cashing ATM and believed that it was faster to market, took less resources and offered a greater financial potential for the Company, a strategic decision was made to pursue the development of the Company's Check Cashing ATM on a full resource basis. Therefore, the Company entered into a transaction, on April 5, 1999, with Telenetics Corporation, whereby Telenetics acquired the advanced communication technology known as automated meter reading ("AMR") in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000 (See subsequent Events Schedule).

As a result of the sale of AMR, the Company is engaged exclusively in the development of proprietary software and hardware that is capable of providing consumers with automated payroll check cashing, ATM and money order services delivered through a free standing kiosk, similar to an ATM machine (the "Check Cashing ATM").

The Company has invested, and continues to invest, considerable time and effort in development of Check Cashing ATMs, assembling a development team, analyzing the market, planning the business, creating prototype and beta test units, and locating reliable manufacturers for the Check Cashing ATMs. The Company's strategy for marketing and sales of the Check Cashing ATMs has been directed at locating an established large, national distributor of ATM machines. Established distributors have the infrastructure in place to sell, service and maintain a large volume of machines and are best equipped to penetrate the market quickly and efficiently. This strategy allows the Company to concentrate its resources on doing what it does best, develop reliable, efficient products. The Company successfully implemented this strategy by consummating a Master Distributor Agreement with SmartCash ATM, Ltd. a Dallas; Texas based national distributor on March 30, 1999.

This agreement requires SmartCash ATM to purchase 385 units (a purchase order for these units totaling $9.2 million was received upon execution of the agreement) for 1999, 1,200 units for the year 2000 and 2,000 units for the year 2001 in order to maintain their exclusivity. In the event purchase orders are received in years 2000 and 2001 for these units (based on current prices) these orders could provide Check Central with revenue in excess of $76,800,000 for these two years. Thus, although there can be no assurances regarding actual revenue to be realized, the total contract could produce revenue in excess of $86,000,000 for Check Central through 2001.

This sales strategy will effect two significant revenue streams for the Company. The first source of revenue will result from the sales of Check Cashing ATMs. Initially, the Master Distributor will purchase the Check Cashing ATMs at a wholesale price that will initially result in gross margins of approximately 50%. The Company expects these margins to improve as Check Central begins to order machines in larger quantities taking advantage of volume discounts and economies of scale. The second revenue source will result in the continuity of "Transaction Fees" (including check cashing, ATM and money order) generated from each Check Cashing ATM. As of March 31, 1999 the Company had generated approximately $600 in revenue from the two Check Cashing ATMs placed into the field in the first quarter as beta test sites. Check Central will share in the Transaction Fees along with the owners of the Check Cashing ATMs, based on individually negotiated contracts, and with the Master Distributor. The fee generation of Check Central will get larger with the placement of additional Check Cashing ATMs and, as machines remain in operation in the market, more Transaction Fees will be generated.


Results of Operations
Revenue - The Company reported net revenue of $598 for the first quarter ending March 31, 1999. This is the first revenue the Company has generated from operations of the Check Cashing ATM. The revenue is credited to the two beta units that were placed in the field in late January and early March respectively. The Company expects higher revenue from these "company owned" machines in the future since their purpose during the beta phase was testing the functionality of the machine and not to attempt maximize revenue generation.

Operations - The Company continues to fund its operations for the development and deployment of Check Cashing ATM. The two beta units and the one demonstration unit were financed primarily from funds received from equity private placements.

The Company spent a significant part of the first quarter continuing to build the infrastructure necessary to support not only the research and development effort but laying the ground work for the various support groups that will be required for successful transition from a development stage company to a complete manufacturing, marketing and service organization. The Company has successfully blended both employee and consultant based infrastructure that is comprised of mechanical and design engineers, software engineers, back-end support personnel, with payroll check cashing experience, and financial support personnel. This organization will be critical to the successful ramp-up of production scheduled for late second quarter of 1999.

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

Expenses
General and Administrative expenses for the quarter ended March 31, 1999 were $1,228,616 compared with $485,109 for 1998. The major reason for the increase in G&A was due directly to costs related to the build up of the Check Central division and product development costs. No resources were allocated to the Airlink Technology. Due to lack of capital, the Company has paid the officers and certain consultants compensation in the form of stock and as a result the Company has issued shares of its common stock which is reflected as G&A expense.

Depreciation, interest, property taxes and other expenses increased from $9,968 for March 31, 1998 to $25,991 for the first quarter ending March 31, 1999. This is attributed to increases in Notes Payable with corresponding annual interest of 8%. A bad debt was recorded for an uncollectable employee loan made during prior years. The write down was for the balance owing of $19,250.

Income (Loss) - During the first quarter ending March 31, 1999, the Company had losses of $2,437,973 compared to losses of $484,457 for the previous year's quarter ending March 31st. The substantial increase in loss is attributed primarily to the unrealized loss on the sale of investment GAHI which occurred subsequent to March 31, 1999. Other factors include an increase in product development costs for Check Central, mostly engineering and other consultant fees which were compensated with stock.

Liquidity and Capital Resources
The year ending December 31, 1998 assets totaled $6,337,242 versus $4,971,625 for the first quarter 1999. The difference is the loss on the sale of the GAHI asset of $1,164,750. The Company's total liabilities decreased slightly for the first quarter 1999 compared with the year ending December 31, 1998 due to the fact that the company invested additional funds in inventory and products related to the development of the Check Cashing ATM. These products were purchased with vendor terms. Total liabilities were $473,222 for the quarter ending March 31, 1999 compared with $556,672 for the year ending December 31, 1998 due to the GAHI transaction which eliminated debt obligations.

The Company's strategy has been and will continue to be to maximize the return on assets for the Company and its shareholders. The Company reevaluates its assets on an on-going basis to determine the most effective use and benefit to the Company in relation to the Company's operations needs. Based on this review, the Company will either sell or leverage the assets for liquidity to support the Company's capital requirements.

Stockholder's equity was $4,498,403 at March 31, 1999, a decrease of $1,282,167 from December 31, 1998.

The Company has a working capital deficiency of $(294,337) at March 31, 1999 and a retained deficit of $(9,322,294). The Company's needs for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization through private placement and other activities in order to raise funds for ongoing operations, including institutional lending, lines of credit, purchase order financing and the sale of or financing of its assets. Management believes that institutional lending will be available to the Company once the Company establishes a track record of production and shipping stability. On May 4, 1999 the Company commenced a private placement of its securities pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. If fully subscribed, the offering will provide approximately $4,000,000 of equity funding to the Company, exclusive of proceeds payable to the Company through the exercise of the warrants that are part of the offering. (See Subsequent Events Schedule)

Subsequent Events
Subsequent to March 31, 1999, the Company entered into a transaction, on April 5, 1999, with Telenetics Corporation (an OTCBB fully-reporting public company), whereby Telenetics acquired the advanced communication technology known as automated meter reading ("AMR") in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000. In late 1998, after completion of further market and engineering studies, the Company determined that a significant amount of additional capital and a substantial commitment of labor resources would be required to complete research and development of AMR. Since the Company was making rapid progress with the Check Cashing ATM and believed that it was faster to market, took less resources and offered a greater financial potential for the Company, a strategic decisions was made to pursue the development of the Company's Check Cashing ATM on a full resource basis.

Subsequent to March 31, 1999, the Company consummated the sale of 290,000 convertible preferred shares of Golden Age Homes, Inc.; an OTCBB non-reporting public company (the "GAHI Shares")("GAHI") to Chairman of the Board and CEO, Louis T. Montulli for total consideration of $280,000. This includes cash as well as an assumption of a current outstanding Notes Payable of $125,000. This transaction was completed April 23, 1999. The loss on this asset has been reflected in the financial statements as if it had occurred during the quarter ended March 31, 1999. The GAHI Shares are convertible in December of 1999 to the number of common shares (at the then market price) equivalent to $1,450,000. Prior to entering into this transaction with Mr. Montulli, the Company had solicited offers from other parties to purchase the GAHI Shares including the assumption of the note payable of $125,000. Management determined that Mr. Montulli's offer was the most favorable to the Company. The sale of GAHI Shares to Mr. Montulli is part of the Company's on-going reevaluation of its assets to determine the most effective use and benefit to the Company in relation to the Company's operational needs.

Subsequent to March 31, 1999, the Company commenced a private placement of its securities pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended, on May 4, 1999. If fully subscribed, the offering will provide approximately $4,000,000 of equity funding to the Company, exclusive of proceeds payable to the Company through the exercise of the warrants that are part of the offering. The offering consists of Units priced at $5.00 comprised of a 12% Debenture convertible into 10 Shares of Greenland Common Stock and 10 Class A Warrants exercisable at $.50 into 10 Shares of Greenland Common Stock; 10 Class B Warrants exercisable at $1.00 into 10 Shares of Greenland Common Stock and 10 Class C Warrants exercisable at $1.50 into 10 Shares of Greenland Common Stock. As of May 22, 1999, the Company had received approximately $39,000 from the proceeds of the offering, after payment of all expenses.

                           Part II - OTHER Information

During the first quarter of 1999 the Company received $53,000 in bridge loans from three individuals, not affiliated with the Company, secured by the assets of the Company (the "Secured Loan"). The terms of the Secured Loan provide repayment in one year and interest payable at annual rate of 8%. In addition, the holders of the Secured Loan purchased Warrants to acquire an aggregate of 706,666 shares of Greenland Corporation Common Stock, with an exercise period of two years and an exercise price of one half of the Warrants at $.10 and the balance at $.13. The warrants contain anti-dilution provisions. The Company intends to repay the Secured Loans as soon as practicable.

During the first quarter, officers and directors of the Company loaned the Company a total of $214,750 as unsecured bridge loans (the "Affiliate Loans")(Richard Wray $20,000; Gene Cross $5,000; George Godwin $5,000; Lee Swanson $25,000; Louis T. Montulli $154,750 and Thomas Beener $5,000). Except for $125,000 loaned by Louis Montulli which will be converted to a purchase of restricted shares of Greenland Common Stock at a price of $.15 per share, the terms of the Affiliate Loans provide for repayment in periods ranging up to one year and at an annual interest rate of 8%. The Affiliate Loans also provide for the purchase of an aggregate of 800,000 shares of Greenland Common Stock through the exercise of Warrants with an exercise period of two years at a price of $.15. The warrants to be issued in connection with the Affiliate Loans do not contain anti-dilution provisions. To date the warrants in connection with the Affiliate Loans have not been issued. The Company expects to issue said warrants shortly.

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

ITEM 2 - CHANGES IN SECURITIES
                  None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES
         None.

ITEM     4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS None.

ITEM     5 - OTHER INFORMATION None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits - none.
         (b)      Reports on  Form 8-K
                  None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Greenland Corporation

Date:  May 24, 1999             By:
                                Louis T. Montulli
                                CEO, Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 24, 1999             By:
                                Lee R. Swanson
                                Chief Financial Officer, Director

Date:  May 24, 1999             By:
                                Thomas J. Beener
                                Secretary, Director

Date:  May 24, 1999             By:
                                Richard Wray
                                Director, COO

Date:  May 24, 1999             By:
                                Louis T. Montulli
                                CEO, Chairman of Board