Form 10QSB
period 1999-06-30
GREENLAND CORP
filed 1999-08-16
CIK 852127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
     COMMISSION FILE NO. 017833

                             GREENLAND CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                   87-0439051
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                         1935 AVENIDA DEL ORO, SUITE "D"
                               OCEANSIDE, CA 92056
                     (Address of principal executive offices)

                                 (760) 414-9941
                          (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] YES      [ ] NO
                    Applicable only to corporate issuer.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    CLASS A COMMON STOCK                    25,556,462 SHARES OUTSTANDING
      $0.001 PAR VALUE                          AS OF AUGUST 13, 1999

Transitional small business disclosure format (check one)
YES [ ]      NO [X]

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999
                                TABLE OF CONTENTS

PART I.   Financial Information
ITEM 1.   Financial Statements (unaudited)

   - Condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998
   - Condensed consolidated statement of operations Three months ended June 30, 1999 and 1998
   - Condensed consolidated statements of operations Six months ended June 30, 1999 and 1998
   - Condensed consolidated statements of changes in stockholders' equity as of June 30, 1999
   - Condensed consolidated statements of cash flows Six months ended June 30, 1999 and 1998
   -  Notes to condensed consolidated financial statements

ITEM 2. Management's discussion and analysis of financial condition and results of operations

PART II.  Other Information
          Signatures

                        GREENLAND CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
                             CONSOLIDATED BALANCE SHEETS


                                                                       June 30,          December 31,
                                                                         1999                1998
                                                                   (Unaudited)           (Audited)
                                                                   ------------         -----------
ASSETS
Current Assets
   Cash in banks                                                   $    168,380         $     3,332
   Inventory                                                            192,915                   0
   Accounts receivable - trade                                              291                   0
   Accounts receivable - other                                          134,102              44,250
   Prepaid expenses - current portion                                    98,725              51,668
                                                                   ------------         -----------
                                       TOTAL CURRENT ASSETS             594,413              99,250

Equipment, net of depreciation of $25,019 ($18,453 in 1998)              42,598              24,600

Other Assets
   Lease Deposits                                                         7,500                   0
   Prepaid expenses                                                      51,518              51,669
   Notes Receivable (Note 3)                                                  0           1,900,000
   Investments (GAHI) (Note 3)                                                0           1,450,000
   Investments (Telenetics) (Note 3)                                    900,000                   0
   Capitalized software costs                                                 0             186,723
   Licenses - Check Central (Note 4)                                  2,719,545           2,625,000
                                                                   ------------         -----------
                                                                   $  4,315,574         $ 6,337,242
                                                                   ------------         -----------
                                                                   ------------         -----------
LIABILITIES AND EQUITY
Current Liabilities
   Accounts payable                                                $    143,236         $   172,672
   Customer Deposits                                                    120,000                   0
   Accrued expenses                                                      26,610                   0
   Notes payable (Note 5)                                                71,800             150,000
   Note payable - related parties (Note 5)                              171,500             223,000
   Stock subscription escrow account (Note 10)                          131,602              11,000
                                                                   ------------         -----------
                                    TOTAL CURRENT LIABILITIES           664,748             556,672

STOCKHOLDERS' EQUITY
   Common Stock $.001 par value:
     Authorized -100,000,000 shares
     Issued and outstanding 24,631,242 shares (12,708,331 in 1998)       24,631              12,708
   Additional paid-in capital                                        14,624,537          12,652,183
   Deficit accumulated during development stage                     (10,998,342)         (6,884,321)
                                                                   ------------         -----------
                                   TOTAL STOCKHOLDERS' EQUITY         3,650,826           5,780,570
                                                                   ------------         -----------
                                                                   $  4,315,574         $ 6,337,242
                                                                   ------------         -----------
                                                                   ------------         -----------

                                           GREENLAND CORPORATION AND SUBSIDIARY
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                                                            7/17/86
                                                     Three Months Ended            Six Months Ended         (Date of
                                                           June 30,                    June 30,             inception) to
                                                     -------------------          -------------------       6/30/99
                                                     1999           1998          1999           1998       -------------

  REVENUES
   Check Central Revenue                         $       1,866   $        0   $      2,464    $          0       $  2,464
   Other Income                                              0        4,871             36           5,491            228
                                                 --------------------------------------------------------------------------
                                                        1,866         4,871          2,500           5,491          2,692

EXPENSES
   General and administrative                          495,392     1,055,469     1,724,008       1,540,578      2,839,525
   Depreciation                                          3,283         1,518         6,566           3,036          9,849
   Interest                                              7,626            79        26,610           8,529         40,430
   Property taxes and other taxes                        5,285        30,215         9,009          30,215          4,852
   Bad Debts                                                 0             0        19,250               0         19,250
                                                 --------------------------------------------------------------------------
                                                       511,586     1,087,281     1,785,443       1,582,358      2,913,906
                                                 --------------------------------------------------------------------------

LOSS FROM OPERATIONS                                  (509,720)   (1,082,410)   (1,782,943)     (1,576,867)    (2,911,214)

OTHER INCOME (LOSS)
   Gain on disposition of subsidiary                         0             0             0               0        531,388
   Gain on sale of investments and PPE                  20,394             0        20,394               0         20,394
   Loss on sale of investment (Note 3)                      (0)     (437,881)   (1,164,750)       (437,881)    (1,906,775)
   Reserve on note receivable - unrealized(Note 3)  (1,900,000)            0    (1,900,000)              0     (1,900,000)
                                                  --------------------------------------------------------------------------
     NET LOSS FROM CONTINUING
     OPERATIONS                                     (2,389,326)   (1,520,291)   (4,827,299)     (2,014,748)    (6,166,207)

   Gain on sale of operations (Note 2)                 713,277             0       713,277          10,000        713,277
   Loss from discontinued operations (Note 2)                0             0             0               0     (5,545,413)


     NET LOSS BEFORE INCOME TAXES                   (1,676,049)   (1,520,291)   (4,114,022)     (2,004,748)   (10,998,343)

     PROVISION FOR INCOME TAXES                              0             0             0               0              0
                                                 --------------------------------------------------------------------------
     NET LOSS                                       (1,676,049)   (1,520,291)   (4,114,022)     (2,004,748)   (10,998,343)
                                                 --------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------
Loss before discontinued operations               $      (0.13)  $     (0.33)$       (0.27)    $     (0.43)
Gain /(loss) from discontinued operations                 0.04             0          0.04                     0

     NET LOSS PER WEIGHTED                        $      (0.09)  $     (0.33)$       (0.23)    $     (0.43)
     AVERAGE SHARE
                                                 ----------------------------------------------------------
                                                 ----------------------------------------------------------
Weighted average number of common                   18,163,279     4,628,757    18,163,279       4,628,757
shares used to compute net income (loss)         ----------------------------------------------------------
per weighted average share                       ----------------------------------------------------------


                               GREENLAND CORPORATION AND SUBSIDIARY
                                   (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (Unaudited)

                                                          Common Stock
                                                 ------------------------------
                                                        Par Value $0.001              Additional
                                                 ------------------------------        Paid - in         Retained
                                                   Shares            Amount             Capital           Deficit
                                                 ------------    --------------    ---------------    ------------
Balances at 7/17/86 (date of inception)                     0    $            0     $            0    $          0
   Issuance of common stock (restricted)
     At $.02 per share at 7/17/86                     100,000               100              1,900
Net loss for period                                                                                         (1,950)
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/86                                  100,000               100              1,900          (1,950)
Net loss for period                                                                                             10)
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/87                                  100,000               100              1,900          (1,960)
Net loss for period                                                                                             10)
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/88                                  100,000               100              1,900          (1,970)
Net loss for period                                                                                            (10)
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/89                                  100,000               100              1,900          (1,980)
Net loss for period                                                                                            (10)
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/90                                  100,000               100              1,900          (1,990)
Net loss for period                                                                                            (10)
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/91                                  100,000               100              1,900          (2,000)
Net loss for period                                                                                              0
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/92                                  100,000               100              1,900          (2,000)
Net loss for period                                                                                              0
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/93                                  100,000               100              1,900          (2,000)
   Issuance of common stock (restricted)
     at $.33 per share for cash                       120,000               120             39,880
     to acquire subsidiary at $30.40 per
       share at 10/1/94                                10,000                10            303,983        (257,612)
     to acquire additional rental properties
       at $29.20 per share at 10/1/94                  52,415                52          1,530,275
     at par 10/21/94 for services rendered             13,200                13                119        (110,338)
                                                 ------------    --------------     --------------    -------------
Net loss for period                                   295,615               295          1,876,157        (369,950)
Balance at 12/312/94
   Issuance of common stock (regulation
     S) at $1.00 per share for stock
       subscription                                   110,000               110           109,890
   Issuance of common stock (restricted)
     at $48.29 per share to cancel debt                 2,554                 3           123,317
     at $.01 per share for services                    20,940                21               188
     at $.85 per share for assets                     850,000               850           718,479
     at $20.00 per share for assets                       840                 1            16,807
     at $50.00 per share to cancel debt                 2,000                 2            99,998
     at $51.43 per share to cancel debt                   500                 0            25,719
     at $60.34 per share to land option                40,851                41         2,464,959
   Cancellation of restricted common
     stock                                             (4,275)               (4)         (124,825)
Net loss for period                                                                                       (587,153)
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/95                                1,319,025             1,319          5,310,689        (957,103)

                               GREENLAND CORPORATION AND SUBSIDIARY
                                   (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (Continued)
                                            (Unaudited)

                                                          Common Stock
                                                 ------------------------------
                                                        Par Value $0.001              Additional
                                                 ------------------------------        Paid - in         Retained
                                                   Shares            Amount             Capital           Deficit
                                                 ------------    --------------    ---------------    ------------
Balances at 12/31/95                                1,319,025    $        1,319     $    5,310,689    $     (957,103)
   Issuance of common stock (restricted)
     correction to issue price of shares
       previously sold on subscription                                                     (14,195)
     at $.001 per share for assets                    127,036               127               (127)
     at $.001 per share for services                   11,886                12                (12)
     at $5.00 per share for cash                       24,250                24            121,226
     at $2.50 per share for cash                      143,850               144            359,482
     at $20.00 per share for cash                       5,450                 6            108,994
     at $10.00 per share for cash                          60                 0                600
     at $50.00 per share for cash                          20                 0              1,000
     at $30.00 per share for cash                       2,800                 3             83,997
     at $8.17 per share for services                    6,000                 6             48,994
     at $10.68 per share for cash                         289                 0              3,087
     at $7.56 per share for services                      450                 0              3,401
     at $3.10 per share for cash                       13,200                13             40,905
   Cancellation of restricted common stock           (132,870)             (133)          (459,299)       (886,162)
                                                 ------------    --------------     --------------    -------------
Net loss for year
Balances at 12/31/96                                1,521,446             1,521          5,608,742      (1,843,265)
   Issuance of common stock (restricted)
     at $2.50 per share for cash                       88,700                89            221,661
     at $2.60 per share for cash                        1,500                 2              3,898
     at $2.83 per share for services                      530                 1              1,499
     at $2.50 per share for services                   16,500                16             41,234
     at $2.60 per share for services                    1,650                 2              4,288
     at $1.50 per share for cash                      200,000               200            299,800
     at par $.001 to settle lawsuit                     6,138                 6                 (6)
     at $2.50 to settle debt                               20                 0                 50
     at $1.00 per share for cash                      294,400               294            294,106
     at $2.20 per share for services                   30,000                30             65,970
     at $1.00 per share for services                   26,810                27             26,783
     at $2.77 per share for services                    1,084                 1              3,002
     S-8 shares at
       $2.60 per share for services                    70,000                70            181,930
       $2.00 per share for services                    10,000                10             19,990
       $1.00 per share for services                   210,000               210            209,790
       $.75 per share for services                    231,000               231            173,019
   Disposition of subsidiary                                                                               (55,853)
Net loss for year                                                                                       (1,663,040)
                                                 ------------    --------------     --------------    -------------
Balances at 12/31/97                                2,709,778             2,710          7,155,756      (3,562,158)

                               GREENLAND CORPORATION AND SUBSIDIARY
                                  (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (Continued)
                                          (Unaudited)

                                                          Common Stock
                                                 ------------------------------
                                                        Par Value $0.001               Additional
                                                 ------------------------------        Paid - in          Retained
                                                   Shares            Amount             Capital           Deficit
                                                 --------------  ---------------    ---------------   ----------------

Balances at 12/31/97                                2,709,778    $        2,710     $    7,155,756    $   (3,562,158)
   Issuance of common stock
     S-8 shares
       $.13 per share for services                  1,000,000             1,000            129,000
       $.19 per share for services                    674,000               674            127,386
       $.20 per share for services                    300,000               300             59,700
       $.275 per share for services                   200,000               200             54,800
       $.30 per share for services                    291,666               292             87,208
       $.50 per share for services                    246,500               246            123,004
       $.60 per share for services                    760,000               760            455,240
       $.70 per share for services                    167,500               167            117,083
       $1.00 per share for services                    20,000                20             19,980
       $1.50 per share for services                    96,053                96            143,988
     Regulation "S" shares
       $.40 per share to retire debenture             500,000               500            199,500
       $.50 per share to retire debenture             100,000               100             49,900
       $1.00 per share to retire debenture            400,000               400            399,600
   Issuance of restricted shares
     $.07 per share for services                      310,386               310             21,417
     $.10 per share for services                       20,000                20                180
     $.14 per share for services                       26,900                27              3,739
     $.275 per share for services                     115,000               115             31,510
     $.295 per share for services                     161,028               161             47,342
     $.40 per share for services                      145,000               145             57,855
     $.45 per share for services                       35,000                35             15,715
     $.50 per share for cash                           22,200                22             11,078
     $.50 per share for services                      208,729               209            104,051
     $.75 per share for subsidiary                  3,500,000             3,500          2,621,500
     $.75 per share for services                      350,000               350            262,150
     $.85 per share for services                        3,000                 3              2,547
     $1.00 per share for cash                         341,300               341            340,959
     $2.00 per share for services                       2,500                 3              4,997
     $2.50 per share for services                       2,000                 2              4,998
Net loss for year                                                                                         (3,322,163)
                                                 --------------  ---------------    ---------------   ----------------
Balances at 12/31/98                               12,708,331            12,708         12,652,183        (6,884,321)
   Issuance of common stock
     S-8 shares
       $.08 per share for services                    922,761               923             72,898
       $.1875 pre share for services                1,352,919             1,353            252.319
       $.21 per share for services                    850,000               850            177,650
       $.22 per share for services                    761,110               761            166,683
     Restricted shares
       $.13 per share for services                    380,527               381             49,088
       $.15 per share for cash (rounded)            1,449,999             1,450            215,650
       $.15 per share for services                    980,000               980            146,420
       $.19 per share for services                    360,000               360             68,040
Net loss for quarter                                                                                      (2,437,973)
                                                 --------------  ---------------    ---------------   ----------------
Balance at 3/31/99                                 19,765,647    $       19,766     $   13,800,931    $   (9,322,294)
Issuance of common stock
     S-8 shares
       $.145 per share for services                   196,055               196             28,231
       $.18 per share for services                    778,802               779            139,405
       $.245 per share for services                   363,971               364             88,808
       $.26 per share for services                    250,000               250             64,750
       $.27 per share for services                    447,437               447            120,360
     Restricted shares
       $.08 per share for cash                      1,217,330              1217             96,169
       $.15 per share for services                    657,500               658             97,967
       $.198 per share for cash                       954,500               954            187,916
Net loss for quarter                                                                                      (1,676,049)
                                                 --------------  ---------------    ---------------   ----------------
Balance at 6/30/99                                 24,631,242    $       24,631     $   14,624,537    $  (10,998,343)


                                                           7

                                           GREENLAND CORPORATION AND SUBSIDIARY
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                                           7/17/86
                                                                               Six Months Ended           (Date of
                                                                                   June 30,             inception) to
                                                                              1999           1998          6/30/99
                                                                        --------------  --------------  -----------------
OPERATING ACTIVITIES
   Net loss                                                              $  (4,114,022) $  (2,004,748)  $   (10,998,343)
   Adjustments to reconcile net loss
     to cash provided (required) by operating activities:
       Depreciation and amortization                                             6,566          3,036           589,235
       Unrealized decrease in investments/notes receivable                   1,900,000              0         2,172,969
       Net loss of disposed assets/liabilities                                 451,473        500,000         1,151,847
       Stock issued for services                                             1,475,921      1,217,884         4,228,368
   Changes in operating assets and liabilities:
       Inventory                                                              (192,915)             0          (192,915)
       Accounts receivable                                                     (89,852)        (1,000)          (74,434)
       Prepaid expenses                                                        (46,906)             0          (149,701)
       Prepaid expenses - non cash                                              46,415              0            46,415
       Lease Deposits                                                           (7,500)             0            (7,500)
       Accounts payable                                                        (29,436)         7,864           143,236
       Accrued expenses                                                         26,610        (59,743)           37,610
       Customer Deposits                                                       120,000              0           120,000
       Property taxes payable                                                        0              0          (112,522)
                                                                        --------------  --------------  -----------------

                                           NET CASH PROVIDED (REQUIRED)
                                                BY OPERATING ACTIVITIES       (453,646)      (336,707)       (3,045,735)

INVESTING ACTIVITIES
   Capitalization of software costs                                                  0              0          (186,723)
   Purchase of stock                                                                 0              0           (55,000)
   Purchase of equipment                                                       (14,715)          (581)          (32,854)
   Organization cost                                                                 0              0               (50)
                                                                        --------------  --------------  -----------------


                                                      NET CASH REQUIRED
                                                BY INVESTING ACTIVITIES        (14,715)          (581)         (274,627)

FINANCING ACTIVITIES
   Cash from subsidiary                                                              0              0            23,415
   Proceeds from sale of stock                                                 503,356        352,400         2,493,092
   Collections of stock subscription                                           120,602              0           160,602
   Amounts borrowed from (repaid to) stockholders                              (12,349)             0           210,651
   Repayment of loans                                                          (65,000)            (0)         (308,818)
   Proceeds from new loans                                                      86,800          5,000           909,800
                                                                        --------------  --------------  -----------------

                                            NET CASH PROVIDED(REQUIRED)
                                                BY FINANCING ACTIVITIES        633,409        357,400         3,488,742
                                                                        --------------  --------------  -----------------



                                                       INCREASE IN CASH
                                                   AND CASH EQUIVALENTS        165,048         20,112            168,380

   Cash at beginning of period                                                   3,332          6,528             ______
                                                                        --------------  --------------  -----------------


                                                          CASH AND CASH
                                           EQUIVALENTS AT END OF PERIOD  $     168,380  $      26,640   $        168,380
                                                                        --------------  --------------  -----------------
                                                                        --------------  --------------  -----------------


   SUPPLEMENTAL INFORMATION
     Cash paid for interest                                              $           0  $          79   $       973,794
     Assets acquired by assumption of debt and issuance of stock                     0      2,625,000       13,558,790
     Cancellation of stock previously issued for
       assets determined to be worthless                                             0              0          459,432
     Investment received in exchange for non-cash assets                       900,000              0       4,750,000
     Net book value of assets exchanged for investment                        (186,723)             0       (1,598,800)
     Land option exchanged for investment                                            0              0       (2,515,000)
     Stock issued to cancel debt                                                 5,000        616,400           917,039
                                                                        --------------  --------------  -----------------


                                                                        $    718,277    $   3,241,479   $   16,545,255
                                                                        --------------  --------------  -----------------
                                                                        --------------  --------------  -----------------


                                                           8

                           GREENLAND CORPORATION
                NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                        QUARTER ENDED JUNE 30, 1999

NOTE 1: BASIS OF PRESENTATION

GENERAL

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that can be expected for the year ended December 31, 1999.

INVENTORY

The Company evaluates its inventory based on cost and will be using the first in first out (FIFO) method once inventory becomes production. As of June 30, 1999 inventory consisted of $50,035 in finished goods, $88,214 in work in progress (WIP) and the balance of $54,666 in component inventory.

NOTE 2:  DISCONTINUED OPERATIONS

In December, 1997 the Company disposed of its wholly-owned subsidiary Gam Properties, Inc. (which was in the real estate rental business). The financial statements for the period from July 17, 1986 (Date of inception) to June 30, 1999 have been restated to reflect the loss from Gam's operations as resulting from discontinued operations.

In April 1999, the Company sold its automated meter reading technology ("AMR") to Telenetics Corporation in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000. The Company no longer engaged in this line of business. The financial statements have been restated.

NOTE 3: INVESTMENTS AND NOTES RECEIVABLE

The Company sold its AMR Technology to Telenetics Corporation, a publicly traded company, in exchange for shares of Convertible Preferred Stock with a face value of $900,000 in April 1999. At the time of consummation of this transaction with Telenetics, the book value of the AMR Technology was $186,723, thus the Company recorded a gain in the amount of $713,277 as a result of the transaction.

In April 1999, the Company sold the asset GAHI (Golden Age Homes) to Louis T. Montulli, Chairman and CEO of Greenland Corporation for cash and assumption of debt equal to $285,000. The asset was in the form of 290,000 Convertible Preferred Shares of GAHI, a publicly traded, non-reporting company, which are convertible to the number of common shares (at the then current market price)
equivalent to $1,450,000.   This asset had been evaluated by management and
disposed to obtain working capital for continued operations.

Upon evaluation of the Note Receivable due from Quantix, the Company determined that it is unlikely that this note would be collected. Although the note is secured with underlying collateral in the form of Convertible Preferred Shares of Stock in a publicly traded non-reporting company, which are convertible to the number of common shares (at the then current market price) equivalent to $1,900,000, that company's ability to operate as a going concern is questionable. Therefore, the Company does not believe that said collateral is of sufficient value to support the amount of the Quantix Note. Accordingly, the Company has opted for a conservative approach to evaluating this asset and has established a reserve for 100% of the $1,900,000 note receivable from Quantix. The Company will continue to evaluate this asset, and in the event a firm valuation can be established, the Company will record such in their financial statements.

NOTE 4: LICENSES

In May of 1998, the Company acquired 100% of Check Central, Inc. (a Nevada corporation) by issuing 3,500,000 shares of its common stock. The sole assets of Check Central, Inc. was a license to use certain software in the development of check cashing machines. The transaction was accounted for as a purchase and recorded at the fair market value of the stock issued. During the second quarter, additional shares were issued to certain original shareholders of Check Central reflecting an adjustment to the consideration paid in connection with the purchase of Check Central by Greenland Corporation. These shares have a value equal to $94,545 and are considered part of the total consideration paid by Greenland for acquisition of Check Central. The Company will amortize this software license based on unit sales once machines are shipped into the field.

                           GREENLAND CORPORATION
                NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                        QUARTER ENDED JUNE 30, 1999 (CONTINUED)

NOTE 5: NOTES PAYABLE

Notes payable at June 30, 1999 are summarized as follows:

         Individuals:                 $71,800
         Related Parties:             $95,000

The Company increased its obligations to lenders by $86,800 during the six months ending June 30, 1999. Of this amount, $35,000 was received from related parties and the balance from outside investors. However, the Company also repaid note obligations during this time frame equal to $216,500. These repayments were made with stock and the sale of assets, not working capital. As additional inducement to persons to loan money to the Company, certain warrants were promised but were not issued until after the close of the second quarter (See Subsequent Events).

NOTE 6:  INCOME TAXES

No income tax benefit has been recorded in the Company's consolidated statements of operations as all net deferred tax assets are reduced by a valuation allowance. As time passes, management will be better able to assess the amount of tax benefit the Company will realize from using net operating loss carryforwards.

NOTE 7: CONTINGENICIES

On or about June 11, 1999 Hwa Sook Shin commenced a legal action in the San Diego Superior Court against Greenland Corporation. The action arises in connection with a loan made by Ms. Shin to the Company on or about August 1998. Ms. Shin seeks repayment of her loan in the amount of $125,000 plus interest and other costs. Although there can be no assurance as to the outcome of this matter, the Company believes that it has valid defenses to the claims of Ms. Shin and in the event Ms. Shin is successful in the pursuit of her claim, any judgment awarded to Ms. Shin would not have a material adverse impact on the operations of the Company.

NOTE 8: REVERSE STOCK SPLIT

The Company effected a 1:10 reverse stock split on July 2, 1998. All references to stock prices, and numbers of shares in these financial statements have been adjusted to reflect the reverse split as if it were effective on the earliest date reported.

NOTE 9: SUBSEQUENT EVENTS

Officers and Directors of the Company and a relative of Louis T. Montulli have loaned the Company a total of $70,000 and $25,000 respectively, as of June 30, 1999 as unsecured bridge loans (the "Affiliate Loans"). The Affiliate Loans provide for repayment one year from date of issuance at an interest rate of 8% and are unsecured. In addition, these persons purchased warrants to acquire, in the aggregate of 1,266,666 shares of Common Stock of Greenland. The Warrants have an exercise period of two years and 50% of the Warrants are exercisable at $.10 and 50% at $.13. The Warrants were issued subsequent to the close of the second quarter.

Certain individuals who are not affiliates of the Company have loaned the Company $71,800 as of June 30, 1999 as secured bridge loans (the "Non-Affiliate Loans"). The Non-Affiliate Loans provide for repayment one year from date of issuance at an interest rate of 8% and are secured by the assets of the Company. In addition, these persons also purchased warrants to acquire, in the aggregate 958,000 shares of Common Stock of Greenland. The Warrants have an exercise period of two years and 50% of the Warrants are exercisable at $.10 and 50% at $.13. The Warrants were issued subsequent to the close of the second quarter.

NOTE 10: PRIVATE PLACEMENT

In May 1999 the Company commenced a private placement of its securities pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. If fully subscribed the offering will provide approximately $4,000,000 of equity funding to the Company, exclusive of proceeds payable to the Company through the exercise of the warrants that are part of the offering. As of June 30, 1999, the Company has collected approximately $179,000 in funds related to this private placement. In addition, there was at June 30, 1999 $131,602 held in the stock subscription escrow account scheduled to be released shortly.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward looking statements which involve risk and uncertainties Forward-looking statements include, without limitation, any statement that may predict, indicate or imply future results, performance or achievements and may contain the words "believe," "expect," "anticipate," "estimate," "project," "will be," "will continue" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Such risks and uncertainties include, but are not limited to risks associated with completing product development; commercial use of check cashing machines; product repairs; consumer acceptance; need for additional financing; manufacturing risks; dependence on suppliers; dependence on distributors; rapid technological changes; dependence on key personnel; compliance with state laws; risks of technical problems or product defects; dependence on proprietary technology and other factors detailed in the Company's reports filed with the Securities and Exchange Commission.

INTRODUCTION

The following discussion pertains to the Company's operations and financial condition as of the end of the second quarter June 30, 1999.

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

In late 1998, after completion of further market and engineering studies, the Company determined that a significant amount of additional capital and a substantial commitment of labor resources would be required to complete research and development of AMR. Since the Company was making rapid progress with the Check Cashing ATM and believed that it would be faster to market, took less resources and offered a greater financial potential for the Company, a strategic decision was made to pursue the development of the Company's Check Cashing ATM on a full resource basis. Therefore, the Company entered into a transaction, on April 5, 1999, with Telenetics Corporation, whereby Telenetics acquired the advanced communication technology known as automated meter reading ("AMR") in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000 (the "Preferred Stock"). The conditions for conversion of the Preferred Stock include: (i) liquidation preference which provides for the receipt of $7 per share from the assets of Telenetics for each share of the Preferred Stock in the event of liquidation, dissolution, or winding up by Telenetics (ii) voluntary conversion into shares of common stock of Telenetics at $7 per share for each share of the Preferred Stock if converted prior to October 2, 2000 OR in the event the Preferred Stock is converted subsequent to October 2, 2000, it shall convert into shares of common stock of Telenetics at the lesser of $7.00 per share or the fair market value of the common stock of Telenetics at the time of conversion, for each share of the Preferred Stock.

As a result of the sale of AMR, the Company is engaged exclusively in the development of proprietary software and hardware that is capable of providing consumers with automated payroll check cashing, ATM and money order services delivered through a free standing kiosk, similar to an ATM machine (the "Check Cashing ATM").

PLAN OF OPERATION

The Company has invested, and continues to invest, considerable time and effort in development of Check Cashing ATMs, assembling a development team, analyzing the market, planning the business, creating prototype and beta test units, and locating reliable manufacturers for the Check Cashing ATMs. The Company's strategy for marketing and sales of the Check Cashing ATMs has been directed at locating an established large, national distributor of ATM machines. The Company believes that stablished distributors have the infrastructure in place to sell, service and maintain a large volume of machines and are best equipped to penetrate the market quickly and efficiently. This strategy allows the Company to concentrate its resources on doing what it does best, develop reliable, efficient products.

The Company successfully implemented this strategy by consummating a Master Distributor Agreement with SmartCash ATM, Ltd. a Dallas; Texas based national distributor on March 30, 1999.This agreement requires SmartCash ATM to purchase 385 units (a purchase order for these units totaling $9.2 million was received upon execution of the agreement) for 1999, 1,200 units for the year 2000 and 2,000 units for the year 2001 in order to maintain their exclusivity. The Company has scheduled shipment of Check Cashing ATMs commencing in September and firm contracts for 90 machines as of July 30, 1999 against the purchase order for 385 machines previously issued by SmartCash ATM in March 1999. The initial machines will be installed in California and subsequent machines in Nevada, North Carolina, South Carolina, Tennessee and Georgia.

The Company anticipates that its current number of personnel, 25 (including employees and consultants) will double by the end of the calendar year and that significant capital will be spent for the continued development of the technology, marketing and administration.

The Company anticipates that its working capital needs through the end of this calendar year will be met through a combination of proceeds from the offering of its securities in a private placement pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended (See Note 10) and revenues from the sale of the Check-Cashing ATM's. There can be no assurance the Company will receive additional proceeds from the private placement. The Company will also pursue additional sources of capital including, lines of credit, purchase order financing (See Liquidity and Capital Resources).

RESULTS OF OPERATIONS

Revenue - The Company reported net revenue of $1,866 for the second quarter ending June 30, 1999. The revenue is credited to the two beta units that were placed in the field in late January and early March respectively. The Company expects higher revenue from these "company owned" machines in the future since their purpose during the beta phase was testing the functionality of the machine and not to attempt maximization of revenue generation.

Operations - The Company continues to fund its operations for the development and deployment of Check Cashing ATM. The two beta units and the one demonstration unit were financed primarily from funds received from equity private placements.

The Company spent further resources during the second quarter continuing to build the infrastructure necessary to support not only the research and development effort but laying the ground work for the various support groups that will be required for successful transition from a development stage company to a complete manufacturing, marketing and service organization. The Company believes that it has successfully blended both employee and consultant based infrastructure that is comprised of mechanical and design engineers, software engineers, back-end support personnel, with payroll check cashing experience, and financial support personnel. This organization will be critical to the successful ramp-up of production scheduled for the third quarter of 1999.

Check Central has a fully certified set of subcontractors, suppliers and assemblers to build machines to meet the Company's requirements. To ensure its ability to meet future production schedules and gear for increased output, the Company has engaged in discussion with major ATM machine manufacturers who have expressed an interest in becoming turnkey manufacturing partners.

EXPENSES

General and Administrative expenses for the quarter ended June 30, 1999 were $495,392 compared with $988,210 for 1998 and $1,724,008 for the six months period ended June 30, 1999 compared to $1,540,578 for 1998. The major reason for the decrease in G&A for the quarter ended June 30, 1999 was due directly to costs savings relative to the procurement of inventory instead of product development. Also, the Company has aggressively pursued increasing its full-time personnel instead of hiring various consultants. This has reduced the overhead significantly and the Company continues to actively recruit knowledgeable staff.

Depreciation, interest, property taxes and other expenses decreased from $31,812 for June 30, 1998 to $16,194 for the second quarter ending June 30, 1999. This is attributed to a significant decrease in Property and Other Taxes related to investments previously held by Greenland.

Income (Loss) - During the second quarter ending June 30, 1999, the Company had losses of $2,389,326 compared to losses of $1,520,291 for the previous year's quarter ending June 30th. The majority of the loss for the second quarter ending June 30, 1999 was the recording of a reserve for $1,900,000 against the Quantix note. It is the position of management that at this time the collection of this note is not likely and that the underlying asset pledged as collateral, not only does not support full valuation but may in fact be of virtually no value. Therefore, the Company has chosen the most conservative approach and has reserved 100% of this asset until such time as the Quantix note is either repaid, deemed uncollectable and/or the underlying asset pledged as collateral is appraised.

LIQUIDITY AND CAPITAL RESOURCES

The year ending December 31, 1998 assets totaled $6,337,242 versus $4,315,574 for the second quarter 1999. The difference is the loss on the sale of the GAHI asset of $1,164,750 and the reserve of the Quantix Note for $1,900,000. These two items, however, were offset by the gain on the sale of AMR to Telenetics for $900,000 in April 1999. The Company's total liabilities decreased slightly for the second quarter 1999 compared with the year ending December 31, 1998 due to the fact that the company continues to pay outstanding obligations and adhere to strict budgetary guidelines with respect to purchases.

The Company reevaluates its assets on an on-going basis to determine the most effective use and benefit to the Company in relation to the Company's operations needs. Based on this review, the Company intends to either sell or leverage the assets for liquidity to support the Company's capital requirements.

Stockholder's equity was $3,650,826 at June 30, 1999, a decrease of $2,129,744 from December 31, 1998 due in large part to the sale of GAHI and the reserve of the Quantix Note.

The Company has a working capital deficiency of $(70,335) at June 30, 1999 and a retained deficit of $(10,998,342). The working capital deficiency has been reduced from December 31, 1998 due to additional funds provided to the Company from the private placement offering pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended (the "Private Placement"). The Company's needs for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization through the private placement and other activities in order to raise funds for ongoing operations, including institutional lending, lines of credit, purchase order financing and the sale of or financing of its assets. On May 4, 1999 the Company commenced the Private Placement and if fully subscribed, the offering will provide approximately $4,000,000 of equity funding to the Company, exclusive of proceeds payable to the Company through the exercise of the warrants that are part of the offering. As of June 30, 1999 the Company has received approximately $179,000 in proceeds from the offering.

YEAR 2000 COMPLIANCE

The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Affected systems include automated assembly lines and related robotic technologies used in various aspects of the manufacturing process. However, based on a review of its product line, the Company has determined that most of the products it will sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

SUBSEQUENT EVENTS

Subsequent to June 30, 1999 the Company accepted the resignation of it Chief Operating Officer, Richard Wray as both COO and Director of the Company. Richard Wray will continue to act as a consultant to Greenland as he pursues other opportunities.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On or about June 11, 1999 Hwa Sook Shin commenced a legal action in the San Diego Superior Court against Greenland Corporation. The action arises in connection with a loan made by Ms. Shin to the Company on or about August 1998. Ms. Shin seeks repayment of her loan in the amount of $125,000 plus interest and other costs. The Company filed an answer on or about July 12, 1999. Although there can be no assurance as to the outcome of this matter, the Company believes that it has a valid defense to the claims of Ms. Shin and in the event Ms. Shin is successful in the pursuit of her claim, any judgment awarded to Ms. Shin would not have a material adverse impact on the operations of the Company. The Company is not involved in any other litigation that would have a material adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES

In connection with the Company's private placement of its securities pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended, the Company issued 954,500 shares of common stock of Greenland. These shares are not registered and are deemed to be "Restricted" as that term is defined under Rule 144 of the Securities Act of 1933. The common stock was issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities
Act and Regulation D promulgated thereunder. Written representations were obtained from the purchasers and legends were placed upon the certificates issued in connection therewith

ITEM      3 - DEFAULTS ON SENIOR SECURITIES
              None.

ITEM     4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
             None.

ITEM     5 - OTHER INFORMATION
             None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits - Master Distributor Agreement between Check Central, Inc., and Smartcash ATM, Ltd.
         (b)      Reports on  Form 8-K
                  None


                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Greenland Corporation

Date:  August 13, 1999                        By: /s/ Lee R. Swanson
                                                 ------------------------------
                                              Lee R. Swanson
                                              Chief Financial Officer, Director

Date:  August 13, 1999                        By: /s/ Thomas J. Beener
                                                 -------------------------------
                                              Thomas J. Beener
                                              Secretary, Director

Date:  August 13, 1999                        By: /s/ Louis T. Montulli
                                                 -------------------------------
                                              Louis T. Montulli
                                              CEO, Chairman of Board