Form 10QSB
period 1999-09-30
GREENLAND CORP
filed 1999-10-20
CIK 852127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                COMMISSION FILE NO. 017833

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] YES [ ] NO

                       APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      CLASS A COMMON STOCK                     30,605,326 SHARES OUTSTANDING
        $0.001 PAR VALUE                          AS OF OCTOBER 11, 1999

TRANSITIONAL  SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE)

YES ____   NO _X__

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS

PART I.           Financial Information
ITEM 1.           Financial Statements (unaudited)

     - Condensed consolidated balance sheets as of September 30, 1999 and December 31, 1998
     - Condensed consolidated statements of operations Three months ended September 30, 1999 and 1998
     - Condensed consolidated statements of operations Nine months ended September 30, 1999 and 1998
     - Condensed consolidated statements of changes in stockholders' equity as of September 30, 1999
     - Condensed consolidated statements of cash flows Nine months ended September 30, 1999 and 1998
     - Notes to condensed consolidated financial statements

ITEM 2. Management's discussion and analysis of financial condition and results of operations

PART II. Other Information
         Signatures

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,    December 31,
                                                                     1999            1998
                                                                 (Unaudited)      (Audited)
ASSETS
Current Assets
     Cash in banks                                                  $   94,212      $    3,332
     Inventory                                                         336,863               0
     Accounts receivable - trade                                        90,541               0
     Accounts receivable - other                                        51,543          44,250
     Prepaid expenses - current portion                                143,275          51,668
                                                                --------------- ---------------

     TOTAL CURRENT ASSETS                                              716,434          99,250

Equipment, net of depreciation of $28,302 ($18,453 in 1998)             64,907          24,600

Other Assets
     Lease Deposits                                                      7,500               0
     Prepaid expenses                                                   51,518          51,669
     Notes Receivable (Note 3)                                               0       1,900,000
     Investments (GAHI) (Note 3)                                             0       1,450,000
     Investments (Telenetics) (Note 3)                                 900,000               0
     Capitalized software costs                                              0         186,723
     Licenses - Check Central (Note 4)                               2,719,545       2,625,000
                                                                --------------- ---------------

     TOTAL ASSETS                                                   $4,459,903      $6,337,242
                                                                =============== ===============

LIABILITIES AND EQUITY
Current Liabilities
     Accounts payable                                                  356,568         172,672
     Customer Deposits                                                  14,065               0
     Accrued expenses                                                   39,712               0
     Notes payable (Note 5)                                             83,600         150,000
     Note payable - related parties (Note 5)                           196,500         223,000
     Stock subscription escrow account (Note 9)                         53,943          11,000
                                                                --------------- ---------------

     TOTAL CURRENT LIABILITIES                                      $  744,387      $  556,672

STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
     Authorized -100,000,000 shares
     Issued and outstanding 30,255,053 shares (12,708,331 in
     1998)                                                              30,255          12,708
     Additional paid-in capital                                     15,805,580      12,652,183
     Deficit accumulated during development stage                  (12,120,319)     (6,884,321)
                                                                --------------- ---------------

     TOTAL STOCKHOLDERS' EQUITY                                      3,715,516       5,780,570

     TOTAL LIABILITIES AND EQUITY                                   $4,459,903      $6,337,242
                                                                =============== ===============

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended                Nine Months Ended            7/17/86 Date of
                                                     September 30,                     September 30,               Inception to
                                             -------------------------------  ---------------------------------  -----------------
                                                         1999          1998              1999             1998             9/30/99
                                                         ----          ----              ----             ----             -------
REVENUES
   Machine Sales                                  $    213,870     $          -     $    213,870     $          -     $    213,870
   Check Central Revenue                                 8,889     $     11,353     $     11,353
   Other Income                                         13,260               48           13,296           15,539           13,488
                                                  ------------     ------------     ------------     ------------     ------------

   TOTAL REVENUE                                  $    236,019     $         48     $    238,519     $     15,539     $    238,711

COST OF GOODS SOLD
   Cost of Goods Sold                             $    155,017     $          -     $    155,026     $          -     $    155,026
   Freight                                               4,572            4,901            4,901
                                                  ------------     ------------     ------------    -------------     ------------

   TOTAL COST OF GOODS SOLD                       $    159,589     $          -     $    159,927     $          -     $    159,927

   GROSS PROFIT                                   $     76,430     $         48     $     78,592     $     15,539     $     78,784

EXPENSES
   General and administrative                     $  1,164,652     $    713,031     $  2,888,814     $    751,202     $  4,004,331
   Depreciation                                          3,283            1,518            9,849            4,554     $     13,132
   Property taxes and other taxes                       16,877            5,730           25,886           35,945     $     21,729
   Bad Debts                                                 0                0           19,250                0     $     19,250
                                                  ------------     ------------     ------------     ------------     ------------
   TOTAL EXPENSES                                 $  1,184,812     $    720,279     $  2,943,799     $    791,701     $  4,058,442

LOSS FROM OPERATIONS                              $ (1,108,381)    $   (720,231)    $ (2,865,207)    $   (776,162)    $ (3,979,658)

OTHER INCOME (LOSS)
 Gain on disposition of subsidiary                           -                -                                 -          531,388
 Gain on sale of investment and PPE                          -                            20,394         (437,881)          20,394
 Interest                                              (13,102)          (8,482)         (39,712)         (17,011)    $    (53,532)
 Loss on sale of investment (Note 3)                         -                        (1,164,750)                       (1,906,775)
 Reserve on note receivable - unrealized (Note 3)            -                        (1,900,000)                       (1,900,000)
                                                  ------------     ------------     ------------     ------------     ------------

 NET LOSS FROM CONTINUING
 OPERATIONS                                       $ (1,121,483)    $   (728,713)    $ (5,949,275)    $ (1,231,054)    $ (7,288,183)

 Gain on sale of operations (Note 2)              $          -     $          -     $    713,277     $          -     $    713,277
 Loss from discontinued operations (Note 2)                                   0                        (1,502,407)      (5,545,413)

 NET LOSS BEFORE INCOME TAXES                     $ (1,121,483)    $   (728,713)    $ (5,235,998)    $ (2,733,461)    $(12,120,319)

 PROVISION FOR INCOME TAXES                                  -                -                -                -                -

 NET LOSS                                         $ (1,121,483)    $   (728,713)    $ (5,235,998)    $ (2,733,461)    $(12,120,319)
 BASIC AND DILUTED EPS
 Loss before discontinued operations              $      (0.04)    $      (0.11)    $      (0.28)    $      (0.19)
 Gain/(Loss) from discontinued operations         $          -     $          -     $       0.03     $          -
 NET LOSS PER WEIGHTED AVERAGE SHARE              $      (0.04)    $      (0.11)    $      (0.25)    $      (0.42)
 Weighted average number of common shares           27,213,692        6,431,739       21,258,793        6,431,739

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Common Stock
                                                            Par Value $0.001           Additional
                                                       ---------------------------       Paid-in            Retained
                                                          Shares           Amount        Capital             Deficit
                                                       ---------        ----------     -----------         -----------
Balances at 7/17/86 (date of inception)                        0           $    -      $        -          $        -
    Issuance of common stock (restricted)
    At $.02 per share at 7/17/86                         100,000              100           1,900

Net loss for period                                                                                            (1,950)

Balances at 12/31/86                                     100,000           $  100      $    1,900          $   (1,950)
Net loss for period                                                                                               (10)

Balances at 12/31/87                                     100,000           $  100      $    1,900          $   (1,960)
Net loss for period                                                                                               (10)

Balances at 12/31/88                                     100,000           $  100      $    1,900          $   (1,970)
Net loss for period                                                                                               (10)

Balances at 12/31/89                                     100,000           $  100      $    1,900          $   (1,980)
Net loss for period                                                                                               (10)

Balances at 12/31/90                                     100,000           $  100      $    1,900          $   (1,990)
Net loss for period                                                                                               (10)

Balances at 12/31/91                                     100,000           $  100      $    1,900          $   (2,000)
Net loss for period                                                                                                 -

Balances at 12/31/92                                     100,000           $  100      $    1,900          $   (2,000)
Net loss for period                                                                                                 -

Balances at 12/31/93                                     100,000           $  100      $    1,900          $   (2,000)
    Issuance of common stock (restricted)
      at $.33 per share for cash                         120,000              120          39,880
    to acquire subsidiary at $30.40 per
      share at 10/1/94                                    10,000               10         303,983            (257,612)
    to acquire additional rental
      properties at $29.20 per share
      at 10/1/94                                          52,415               52       1,530,275
    at par 10/21/94 for services rendered                                      13             119
Net loss for period                                                                                          (110,338)
                                                       ---------        ----------    ------------        -----------

Balance at 12/312/94                                     295,615           $  295      $1,876,157          $ (369,950)

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                                                                  Common Stock
                                                                Par Value $0.001                 Additional
                                                            -----------------------------          Paid-in            Retained
                                                               Shares           Amount             Capital             Deficit
                                                            ------------      -----------      --------------       -------------
Balance at 12/312/94                                            295,615             $295           $1,876,157           $(369,950)
    Issuance of common stock (regulation
    S) at $1.00 per share for stock
    subscription                                                110,000              110              109,890
    Issuance of common stock (restricted)
    at $48.29 per share to cancel debt                            2,554                3              123,317
    at $.01 per share for services                               20,940               21                  188
    at $.85 per share for assets                                850,000              850              718,479
    at $20.00 per share for assets                                  840                1               16,807
    at $50.00 per share to cancel debt                            2,000                2               99,998
    at $51.43 per share to cancel debt                              500                -               25,719
    at $60.34 per share to land option                           40,851               41            2,464,959
    Cancellation of restricted common
    stock                                                       (4,275)              (4)            (124,825)
Net loss for period                                                                                                      (587,153)
                                                            ------------      -----------      --------------       -------------

Balances at 12/31/95                                          1,319,025           $1,319           $5,310,689           $(957,103)
    Issuance of common stock (restricted)
    correction to issue price of shares
     previously sold on subscription                                                                                      (14,195)
    at $.001 per share for assets                               127,036              127                (127)
    at $.001 per share for services                              11,886               12                 (12)
    at $5.00 per share for cash                                  24,250               24              121,226
    at $2.50 per share for cash                                 143,850              144              359,482
    at $20.00 per share for cash                                  5,450                6              108,994
    at $10.00 per share for cash                                     60                -                  600
    at $50.00 per share for cash                                     20                -                1,000
    at $30.00 per share for cash                                  2,800                3               83,997
    at $8.17 per share for services                               6,000                6               48,994
    at $10.68 per share for cash                                    289                -                3,087
    at $7.56 per share for services                                 450                -                3,401
    at $3.10 per share for cash                                  13,200               13               40,905
    Cancellation of restricted common
    stock                                                     (132,870)#           (133)            (459,299)
Net loss for year                                                                                                        (886,162)
                                                            ------------      -----------      --------------       -------------
Balances at 12/31/96                                          1,521,446           $1,521           $5,608,742         $(1,843,265)

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                                                                    Common Stock
                                                                  Par Value $0.001             Additional
                                                            -----------------------------        Paid-in         Retained
                                                                 Shares           Amount         Capital          Deficit
                                                            ------------      -----------    --------------    -------------
Balances at 12/31/96                                          1,521,446           $1,521         $5,608,742      $(1,843,265)
    Issuance of common stock (restricted)
    at $2.50 per share for cash                                  88,700               89            221,661
    at $2.60 per share for cash                                   1,500                2              3,898
    at $2.83 per share for services                                 530                1              1,499
    at $2.50 per share for services                              16,500               16             41,234
    at $2.60 per share for services                               1,650                2              4,288
    at $1.50 per share for cash                                 200,000              200            299,800
    at par $.001 to settle lawsuit                                6,138                6                 (6)
    at $2.50 to settle debt                                          20                -                 50
    at $1.00 per share for cash                                 294,400              294            294,106
    at $2.20 per share for services                              30,000               30             65,970
    at $1.00 per share for services                              26,810               27             26,783
    at $2.77 per share for services                               1,084                1              3,002
    S-8 shares at
     $2.60 per share for services                                70,000               70            181,930
     $2.00 per share for services                                10,000               10             19,990
     $1.00 per share for services                               210,000              210            209,790
     $.75 per share for services                                231,000              231            173,019
    Disposition of subsidiary                                                                                        (55,853)
Net loss for year                                                                                                 (1,663,040)
                                                            ------------      -----------    --------------    -------------
Balances at 12/31/97                                          2,709,569           $2,710         $7,155,752      $(3,562,158)

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)


                                                                  Common Stock
                                                                Par Value $0.001                 Additional
                                                        ---------------------------------         Paid-in              Retained
                                                                 Shares           Amount           Capital              Deficit
                                                              ---------          -------        ------------          ------------
Balances at 12/31/97                                          2,709,569          $ 2,710          $ 7,155,752         $(3,562,158)
    Issuance of common stock
    S-8 shares
     $.13 per share for services                              1,000,000            1,000              129,000
     $.19 per share for services                                674,000              674              127,386
     $.20 per share for services                                300,000              300               59,700
     $.275 per share for services                               200,000              200               54,800
     $.30 per share for services                                291,666              292               87,208
     $.50 per share for services                                246,500              246              123,004
     $.60 per share for services                                760,000              760              455,240
     $.70 per share for services                                167,500              167              117,083
     $1.00 per share for services                                20,000               20               19,980
     $1.50 per share for services                                96,053               96              143,988
    Regulation "S" shares
     $.40 per share to retire debenture                         500,000              500              199,500
     $.50 per share to retire debenture                         100,000              100               49,900
     $1.00 per share to retire debenture                        400,000              400              399,600
    Issuance of restricted shares
    $.07 per share for services                                 310,386              310               21,417
    $.10 per share for services                                  20,000               20                  180
    $.14 per share for services                                  26,900               27                3,739
    $.275 per share for services                                115,000              115               31,510
    $.295 per share for services                                161,028              161               47,342
    $.40 per share for services                                 145,000              145               57,855
    $.45 per share for services                                  35,000               35               15,715
    $.50 per share for cash                                      22,200               22               11,078
    $.50 per share for services                                 208,729              209              104,051
    $.75 per share for subsidiary                             3,500,000            3,500            2,621,500
    $.75 per share for services                                 350,000              350              262,150
    $.85 per share for services                                   3,000                3                2,547
    $1.00 per share for cash                                    341,300              341              340,959
    $2.00 per share for services                                  2,500                3                4,997
    $2.50 per share for services                                  2,000                2                4,998
Net loss for year                                                                                                      (3,322,163)
                                                        -----------------     -----------   ------------------   ------------------
Balances at 12/31/98                                         12,708,331          $12,708          $12,652,179         $(6,884,321)

                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)
                                   (UNAUDITED


                                                                  Common Stock
                                                                Par Value $0.001                 Additional
                                                        ---------------------------------         Paid-in              Retained
                                                                 Shares           Amount           Capital              Deficit
                                                              ---------          -------        ------------          ------------
Balances at 12/31/98                                         12,708,331          $12,708          $12,652,179        $ (6,884,321)
    Issuance of common stock
    S-8 shares
     $.08 per share for services                                922,761              923               72,898
     $.1875 pre share for services                            1,352,919            1,353              252,319
     $.21 per share for services                                850,000              850              177,650
     $.22 per share for services                                761,110              761              166,683
    Restricted shares
     $.13 per share for services                                380,527              381               49,088
     $.15 per share for cash                                  1,449,999            1,450              216,050
     $.15 per share for services                                980,000              980              146,020
     $.19 per share for services                                360,000              360               68,040
Net loss for quarter                                                                                                   (2,437,973)
                                                        -----------------   -------------   ------------------   ------------------
Balance at 3/31/99                                           19,765,647          $19,765          $13,800,927        $ (9,322,294)
Issuance of common stock
    S-8 shares
     $.145 per share for services                               198,055              198               28,520
     $.18 per share for services                                778,802              779              139,406
     $.245 per share for services                               363,971              364               88,809
     $.26 per share for services                                250,000              250               64,750
     $.27 per share for services                                447,437              447              120,361
    Restricted shares
     $.08 per share for cash                                  1,217,330            1,217               96,169
     $.15 per share for services                                657,500              658               97,968
     $.198 per share for cash                                   954,500              955              188,037
Net loss for quarter                                                                                                   (1,676,542)
                                                        -----------------   -------------   ------------------   ------------------
Balance at 6/30/99                                           24,633,242          $24,633          $14,624,945        $(10,998,836)
Issuance of common stock
    S-8 shares
     $.15 per share for services                                 25,020               25                3,728
     $.2344 per share for services                               24,000               24                5,602
     $.24 per share for services                                137,650              138               32,898
     $.25 per share for services                                400,000              400               99,600
     $.35 per share for services                                400,983              401              139,943
     $.375 per share for services                               250,860              251               93,822
    Restricted shares
     $.10 per share for services                                150,000              150               14,850
     $.125 per share for services                                41,000               41                5,084
     $.145 per share for services                             1,087,222            1,087              156,560
     $.18 per share for services                                103,996              104               18,615
     $.198 per share for cash                                 2,641,080            2,641              520,293
     $.25 per share for services                                360,000              360               89,640
Net loss for quarter                                                                                                   (1,121,483)
                                                        -----------------   -------------   ------------------   ------------------
Balance at 9/30/99                                           30,255,053          $30,255          $15,805,580        $(12,120,319)


                      GREENLAND CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                                                      7/17/86
                                                                                         Nine Months Ended            (Date of
                                                                                           September 30,            inception) to
                                                                                         1999              1998        9/30/99
                                                                                --------------   ---------------   ---------------
OPERATING ACTIVITIES
      Net loss                                                                   $ (5,235,998)      $ (2,733,461)    $(12,120,319)
      Adjustments to reconcile net loss to cash provided by operations:
           Depreciation and amortization                                                9,849              4,554          592,518
           Unrealized decrease in investments/notes receivable                      1,900,000                  -        2,172,969
           Net loss of disposed assets/liabilities                                    451,473            388,000        1,151,847
           Stock issued for services                                                2,144,137          1,659,332        4,896,584
                                                                                --------------   ---------------   --------------
      Changes in operating assets and liabilities:
      Inventory                                                                      (336,863)            (1,000)        (336,863)
      Accounts receivable                                                             (97,834)                            (82,416)
      Prepaid expenses                                                                (91,456)                 -         (194,251)
      Prepaid expenses - non cash                                                     195,701                  -          195,701
      Lease Deposits                                                                   (7,500)                 -           (7,500)
      Accounts payable                                                                183,896             47,992          356,568
      Accrued expenses                                                                 39,712            (78,508)          50,712
      Customer Deposits                                                                14,065                  -           14,065
      Property taxes payable                                                                -                  -         (112,522)
                                                                                --------------   ---------------   --------------
      NET CASH REQUIRED BY OPERATIONS                                            $   (830,818)      $   (713,091)    $ (3,422,907)

INVESTING ACTIVITIES
      Capitalization of software costs                                                       -                 -         (186,723)
      Purchase of stock                                                                      -                 -          (55,000)
      Sale of Property                                                                                   112,000          (18,139)
      Purchase of equipment                                                           (50,156)              (581)         (50,206)
      Organization cost                                                                      -                 -                -
                                                                                --------------   ---------------   --------------
           NET CASH PROVIDED (REQUIRED) BY INVESTING ACTIVITIES                  $    (50,156)      $    111,419     $   (310,068)

FINANCING ACTIVITIES
      Cash from subsidiary                                                                   -                 -           23,415
      Proceeds from sale of stock                                                   1,021,811            452,400        3,011,547
      Collections of stock subscription                                                42,943                  -           82,943
      Amounts borrowed from (repaid to) stockholders                                  (26,500)           175,000          196,500
      Repayment of loans                                                              (66,400)                 -         (310,218)
      Proceeds from new loans                                                             Inc              5,000          823,000
                                                                                --------------   ---------------   ---------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                             $    971,854      $     632,400     $  3,827,187

           INCREASE IN CASH                                                      $     90,880      $      30,728     $     94,212
                   Cash at beginning of year                                            3,332              6,528                 -
                                                                                --------------   ---------------   ---------------
           CASH AT END OF PERIOD                                                 $     94,212      $      37,256     $     94,212
                                                                                --------------   ---------------   ---------------
                                                                                --------------   ---------------   ---------------
      SUPPLEMENTAL INFORMATION
           Cash paid for interest                                                $          -      $       8,482     $    973,794
           Assets acquired by assumption of debt and issuance of stock                      -          2,625,000       13,558,790
           Cancellation of stock previously issued for assets determined to be
               worthless                                                                    -                  -          459,432
           Investment received in exchange for non-cash assets                        900,000                  -        4,750,000
           Net book value of assets exchanged for investment                         (186,723)                 -       (1,598,800)
           Land option exchanged for investment                                             -                  -       (2,515,000)
           Stock issued to cancel debt                                                  5,000            616,400          917,039
                                                                                --------------   ---------------   ---------------

                                                                                 $    718,277       $  3,249,882     $ 16,545,255
                                                                                --------------   ---------------   ---------------
                                                                                --------------   ---------------   ---------------

                              GREENLAND CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1999

NOTE 1: BASIS OF PRESENTATION

GENERAL

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that can be expected for the year ended December 31, 1999.

INVENTORY

Inventory is stated at the lower of cost, first in first out (FIFO) or market. As of September 30, 1999 inventory consisted of $124,013.60 in finished goods, $48,074.94 in work in progress (WIP) and the balance of $164,774.46 in component inventory.

REVENUE RECOGNITION

The Company realizes revenue when units are shipped.

NOTE 2:  DISCONTINUED OPERATIONS

In December, 1997 the Company disposed of its wholly-owned subsidiary Gam Properties, Inc. (which was in the real estate rental business). The financial statements for the period from July 17, 1986 (Date of inception) to September 30, 1999 have been restated to reflect the loss from Gam's operations as resulting from discontinued operations.

In April 1999, the Company sold its automated meter reading technology ("AMR") to Telenetics Corporation in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000. The Company no longer is engaged in this line of business. The financial statements have been restated.

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

NOTE 4: LICENSES

In May of 1998, the Company acquired 100% of Check Central, Inc. (a Nevada corporation) by issuing 3,500,000 shares of its common stock. The sole assets of Check Central, Inc. was a license to use certain software in the development of check cashing machines. The transaction was accounted for as a purchase and recorded at the fair market value of the stock issued. During the third quarter, additional shares were issued to certain original shareholders of Check Central reflecting an adjustment to the consideration paid in connection with the purchase of Check Central by Greenland Corporation. These shares have a value equal to $94,545 and are considered part of the total consideration paid by Greenland for acquisition of Check Central.

                              GREENLAND CORPORATION
             NOTES TO CONDENSED CONSOLIDATED STATEMENTS (CONTINUED)
                        QUARTER ENDED SEPTEMBER 30, 1999


NOTE 5: NOTES PAYABLE

Notes payable at September 30, 1999 are summarized as follows:

         Individuals:       $83,600
         Related Parties:   $196,500

The Company increased its obligations to lenders by $123,600 during the nine months ending September 30, 1999. Of this amount, $60,000 was received from related parties and the balance from outside investors. However, the Company also repaid note obligations during this time frame equal to $216,500. These repayments were made with stock and the sale of assets, not working capital. As additional inducement to persons to loan money to the Company, certain warrants were promised but were not issued until after the close of the third quarter (See Subsequent Events).

Certain individuals who are not affiliates of the Company have loaned the Company $83,600 as of September 30, 1999 as secured bridge loans (the "Non-Affiliate Loans"). The Non-Affiliate Loans provide for repayment one year from date if issuance (approximately $50,000 is due in January 2000) at an interest rate of 8% and are secured by the assets of the Company. In addition, these persons also purchased warrants to acquire, in the aggregate, 1,114,670 shares of Common Stock of Greenland. The Warrants have an exercise period of two years and 50% of the Warrants are exercisable at $.10 and 50% at $.13. The Warrants were acquired at fair market value.

Officers and Directors of the Company and a relative of Louis T. Montulli have loaned the Company a total of $196,500 as of September 30, 1999 as unsecured bridge loans (the "Affiliate Loans"). The Affiliate Loans provide for repayment one year from date of issuance at an interest rate of 8% and are unsecured. In addition, these persons purchased warrants to acquire, in the aggregate 2,620,000 shares of Common Stock of Greenland. The Warrants have an exercise period of two years and 50% of the Warrants are exercisable at $.10 and 50% at $.13. The Warrants were acquired at fair market value.

NOTE 6:  INCOME TAXES

No income tax benefit has been recorded in the Company's consolidated statements of operations as all net deferred tax assets are reduced by a valuation allowance. As time passes, management will be better able to assess the amount of tax benefit the Company will realize from using net operating loss carryforwards.

NOTE 7: CONTINGENCIES

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

Manuel Zambrana and Mary Zambrana ("Zambrana") commenced a legal action in the San Diego Superior Court against Eleven defendants, including Greenland Corporation (the "Defendants"). Zambrana alleges that they purchased certain real estate from Defendants and made certain purchases and/or investments with defendant(s) other than Greenland. Zambrana now seeks recession of the real estate purchases and investments and/or damages in the approximate amount of $200,000 against all eleven defendants . These alleged transaction took place in 1997 and predate any current management of the Company. Although there can be no assurance as to the outcome of this matter, the Company believes that it has a valid defense to the claims of Zambrana and in the event Zambrana is successful in the pursuit of their claim, any judgment awarded to Zambrana would not have a material adverse impact on the operations of the Company. The Company is not involved in any other litigation that, in the opinion of management, would have a material adverse effect on the Company.

NOTE 8: REVERSE STOCK SPLIT

The Company effected a 1:10 reverse stock split on July 2, 1998. All references to stock prices, and numbers of shares in these financial statements have been adjusted to reflect the reverse split as if it were effective on the earliest date reported.

NOTE 9: PRIVATE PLACEMENT

In May 1999 the Company commenced a private placement of its securities pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. If fully subscribed the offering will provide approximately $4,000,000 of equity funding to the Company, exclusive of proceeds payable to the Company through the exercise of the warrants that are part of the offering. As of September 30, 1999, the Company has collected approximately $683,212.68 in funds related to this private placement. In addition, there was at September 30, 1999 $49,042.53 held in the stock subscription escrow account scheduled to be released shortly.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forwarding looking statements which involve risk and uncertainties. Forward-looking statements include, without limitation, any statement that may predict, indicate or imply future results, performance or achievements and may contain the words "believe," "expect," "anticipate," "estimate," "project," "will be," "will continue" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Such risks and uncertainties include, but are not limited to risks associated with completing product development; commercial use of check-cashing machines; product repairs; consumer acceptance; need for additional financining; manufacturing risks; dependence on suppliers; dependence on distributors; rapid technological changes; dependence on key personnel; compliance with state laws; risks of technical problems or product defects; dependence on proprietary technology and other factors detailed in the Company's reports filed with the Securities and Exchange Commission.

INTRODUCTION

The following discussion pertains to the Company's operations and financial condition as of the end of the third quarter September 30, 1999.

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

In late 1998, after completion of further market and engineering studies, the Company determined that a significant amount of additional capital and a substantial commitment of labor resources would be required to complete research and development of AMR. Since the Company was making rapid progress with the Check Cashing ATM and believed that it would be faster to market, took less resources and offered a greater financial potential for the Company, a strategic decision was made to pursue the development of the Company's Check Cashing ATM on a full resource basis. Therefore, the Company entered into a transaction, on April 5, 1999, with Telenetics Corporation, whereby Telenetics acquired the advanced communication technology known as automated meter reading ("AMR") in exchange for shares of Convertible Preferred Stock of Telenetics with a face value of $900,000 (the "Preferred Stock"). The conditions for conversion of the Preferred Stock include: (i) liquidation preference which provides for the receipt of $7 per share from the assets of Telenetics for each share of the Preferred Stock in the event of liquidation, dissolution, or winding up by Telenetics (ii) voluntary conversion into shares of common stock of Telenetics at $7 per share for each share of the Preferred Stock if converted prior to October 2, 2000 or, in the event the Preferred Stock is converted subsequent to October 2, 2000, it shall convert into shares of common stock of Telenetics at the lesser of $7.00 per share or at the fair market value of the common stock of Telenetics at the time of conversion, for each share of the Preferred Stock.

As a result of the sale of AMR, the Company is engaged exclusively in the development of proprietary software and hardware that is capable of providing consumers with automated payroll check cashing, ATM and money order services delivered through a free standing kiosk, similar to an ATM machine (the "Check Cashing ATM").

PLAN OF OPERATION

The Company has invested, and continues to invest, considerable time and effort in development of Check Cashing ATMs, assembling a development team, analyzing the market, planning the business, creating prototype and beta test units, and locating reliable manufacturers for the Check Cashing ATMs. The Company's strategy for marketing and sales of the Check Cashing ATMs has been directed at locating an established large, national distributor of ATM machines. The Company believes that established distributors have the infrastructure in place to sell, service and maintain a large volume of machines and are best equipped to penetrate the market quickly and efficiently. This strategy allows the Company to concentrate its resources on doing what it does best, develop reliable, efficient products.

The Company successfully implemented this strategy by consummating a Master Distributor Agreement with SmartCash ATM, Ltd. a Dallas; Texas based national distributor on March 30, 1999.This agreement requires SmartCash ATM to purchase 385 units (a purchase order for these units totaling $9.2 million was received upon execution of the agreement) for 1999, 1,200 units for the year 2000 and 2,000 units for the year 2001 in order to maintain their exclusivity. The Company has scheduled shipment of Check Cashing ATMs commencing in September against the purchase order for 385 machines previously issued by SmartCash ATM in March 1999. Since July, the Company has shipped 10 units to various locations across the country and is building new machines to meet this production schedule.

The Company anticipates that its current number of personnel, 25 (including employees and consultants) will double by the end of the calendar year and that significant capital will be spent for the continued development of the technology, marketing and administration.

The Company anticipates that its working capital needs through the end of this calendar year will be met through a combination of proceeds from the offering of its securities in a private placement pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended (See Note 9) and revenues from the sale of the Check-Cashing ATM's. There can no assurance the Company will receive additional proceeds from the private placement. The Company will also pursue additional sources of capital including, lines of credit, purchase order financing (See Liquidity and Capital Resources).

RESULTS OF OPERATIONS

Revenue - The Company reported net revenue of $236,019 for the third quarter ending September 30, 1999. The revenue is from the sale of production units to customers as well as residual income from fees generated from these units as well as two beta units that were placed in the field in late January and early March respectively. The Company expects higher revenue from the production units as they mature at customer locations.

Operations - The Company continues to fund its operations for the development and deployment of Check Cashing ATM. The two beta units and the one demonstration unit were financed primarily from funds received from equity private placements.

The Company spent further resources during the third quarter continuing to build the infrastructure necessary to support not only the research and development effort but laying the ground work for the various support groups that will be required for successful transition from a development stage company to a complete manufacturing, marketing and service organization. The Company believes it has successfully blended both employee and consultant based infrastructure that is comprised of mechanical and design engineers, software engineers, back-end support personnel, with payroll check cashing experience, and financial support personnel. This organization was critical to the successful ramp-up of production which commenced during the third quarter of 1999.

Check Central has a fully certified set of subcontractors, suppliers and assemblers to build machines to meet the Company's requirements. To ensure its future ability to meet production schedules and gear for increased output, the Company has engaged in discussion with major ATM machine manufacturers who have expressed an interest in becoming turnkey manufacturing partners.

EXPENSES

General and Administrative expenses for the quarter ended September 30, 1999 were $1,164,652 compared with $713,031 for 1998 and $2,888,814 for the nine month period ended September 30, 1999 compared with $2,253,609 for 1998. The major reason for the increase in G&A in the third quarter was due directly to costs related to further product development and infrastructure.

Depreciation, interest, property taxes and other expenses increased from $15,730 for the third quarter September 30, 1998 to $33,262 for the third quarter ending September 30, 1999. This is attributed to increased personnel and thus related payroll taxes.

Income (Loss) - During the third quarter ending September 30, 1999, the Company had losses of $1,121,483 compared to losses of $728,713 for the previous year's quarter ending September 30th. The majority of the loss for the third quarter ending September 30, 1999 was due to additional expenses for product development and infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

The year ending December 31, 1998 assets totaled $6,337,242 versus $4,459,903 for the third quarter 1999. The difference is the loss on the sale of the GAHI asset of $1,164,750 and the reserve of the Quantix Note for $1,900,000. These two items, however, were offset by the gain on the sale of AMR to Telenetics for $900,000 in April 1999. The Company's total liabilities increased for the third quarter 1999 compared with the year ending December 31, 1998 due to the fact that the company received additional inventory with vendor terms for production units.

The Company reevaluates its assets on an on-going basis to determine the most effective use and benefit to the Company in relation to the Company's operations needs. Based on this review, the Company intends to either sell or leverage the assets for liquidity to support the Company's capital requirements.

Stockholder's equity was $3,715,516 at September 30, 1999, a decrease of $2,065,054 from December 31, 1998 due in large part to the sale of GAHI and the reserve of the Quantix Note.

The Company has a working capital deficiency of $(27,953) at September 30, 1999 and a retained deficit of $(12,120,319). The working capital deficiency has been reduced from December 31, 1998 due to additional funds provided to the Company from the private placement offering pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended (the "Private Placement"). The Company's needs for working capital is a key issue for management and necessary for the Company to meet its goals and objectives.
The Company continues to pursue additional capitalization through the private placement and other activities in order to raise funds for ongoing operations, including institutional lending, lines of credit, purchase order financing and the sale of or financing of its assets. On May 4, 1999 the Company commenced the Private Placement and if fully subscribed, the offering will provide approximately $4,000,000 of equity funding to the Company, exclusive of proceeds payable to the Company through the exercise of the warrants that are part of the offering. As of September 30, 1999 the Company has received approximately $683,213 in proceeds from the offering.

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


                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On or about June 11, 1999 Hwa Sook Shin commenced a legal action in the San Diego Superior Court against Greenland Corporation. The action arises in connection with a loan made by Ms. Shin to the Company on or about August 1998. Ms. Shin seeks repayment of her loan in the amount of $125,000 plus interest and other costs. The Company filed an answer on or about July 12, 1999. Although there can be no assurance as to the outcome of this matter, the Company believes that it has a valid defense to the claims of Ms. Shin and in the event Ms. Shin is successful in the pursuit of her claim, any judgment awarded to Ms. Shin would not have a material adverse impact on the operations of the Company. The Company is not involved in any other litigation that, in the opinion of management, would have a material adverse effect on the Company.

Manuel Zambrana and Mary Zambrana ("Zambrana") commenced a legal action in the San Diego Superior Court against Eleven defendants, including Greenland Corporation (the "Defendants"). Zambrana alleges that they purchased certain real estate from Defendants and made certain purchases and/or investments with defendant(s) other than Greenland. Zambrana now seeks recession of the real estate purchases and investments and/or damages in the approximate amount of $200,000 against all eleven defendants. These alleged transaction took place in 1997 and predate any current management of the Company. The Company filed an answer on October 18, 1999. Although there can be no assurance as to the outcome of this matter, the Company believes that it has a valid defense to the claims of Zambrana and in the event Zambrana is successful in the pursuit of their claim, any judgment awarded to Zambrana would not have a material adverse impact on the operations of the Company. The Company is not involved in any other litigation that, in the opinion of management, would have a material adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES

In connection with the Company's private placement of its securities pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended, the Company, as of September 30, 1999, has issued 2,935,080 shares of common stock of Greenland (including the 954,5000 shares of common stock of Greenland issued during the second quarter) and has issued Class A Warrants, Class B Warrants and Class C Warrants, each to purchase 3,159,200 shares of common stock of Greenland at $.50, $1.00 and $1.50 respectively (collectively, the

"Securities"). These Securities are not registered and are deemed to be "Restricted" as that term is defined under Rule 144 of the Securities Act of 1933. The Securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Written representations were obtained from the purchasers and legends were placed upon the certificates issued in connection therewith.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES
         None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
         None.

ITEM 5 - OTHER INFORMATION
         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits - Master Distributor Agreement Between Check
                     Central, Inc and SmartCash ATM, LTD.
         (b)      Reports on  Form 8-K
                  Change of Independent Auditor

         SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 18, 1999                     By: /s/ Lee R. Swanson
                                                ------------------
                                            Lee R. Swanson
                                            Chief Financial Officer, Director

Date:  October 18, 1999                     By: /s/ Thomas J. Beener
                                                --------------------
                                            Thomas J. Beener
                                            Secretary, Director

Date:  October 18, 1999                     By: /s/ Louis T. Montulli
                                                ---------------------
                                            Louis T. Montulli
                                            CEO, Chairman of Board