Form 10KSB
period 1999-12-31
GREENLAND CORP
filed 2000-04-14
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

                              1935 AVENIDA DEL ORO
                               OCEANSIDE, CA 92056
              (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                 (760) 414-9941
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (*229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $36,800,000 based upon a $0.80 per share trading price on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     CLASS A COMMON STOCK                     51,851,945 SHARES OUTSTANDING
       $0.001 PAR VALUE                            AS OF MARCH 31, 2000
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one): Yes [X]  No []

PART I

Item 1.           Business
Item 2.           Description of Property
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders

PART II.

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters
Item 6.           Management's Discussion and Analysis or Plan of Operations
Item 7.           Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
Item 10.          Executive Compensation

Item 11.          Security Ownership of Certain Beneficial Owners and Management
Item 12.          Certain Relationships and Related Party Transactions.

PART IV

Item 13.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

Forward Looking Information

This annual report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, the discussions of the Company's operations, liquidity, and capital resources. Forward-looking statements are included in the "Liquidity and Capital Resources" section of this annual report. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, significant changes in the prevailing market price of gold, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained this report speak only as of the date of this report and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

GENERAL

Greenland is a corporation formed on July 17, 1986, as Zebu, Inc. On September 11, 1994, the shareholders approved changing the name of the company to Greenland Corporation. In September 1994, the Company acquired GAM Properties, Inc., which it sold for stock, to Golden Age Homes, Inc. in December, 1997.

The Company was previously engaged in the development and marketing of advanced communications technology known as automated meter reading ("AMR"), which enable utilities to automate meter reading functions via the Company's AirLink system. On April 5, 1999, the Company consummated an agreement for the sale of the AMR technology to Telenetics Corporation, a publicly traded corporation and received shares of convertible preferred stock of Telenetics with a face value of $900,000.

In May 1998 the Company entered into an exchange agreement and acquired all the issued and outstanding stock of Check Central, Inc ("Check Central"), making Check Central, Inc., a wholly owned subsidiary of Greenland. Check Central is the inventor of proprietary software that is capable of providing consumers with automated payroll check cashing, ATM and other financial services delivered through a freestanding kiosk, similar in appearance to an ATM machine (the "Check Cashing ATM" or "System" or "Product").

Since the acquisition of Check Central, the Company has significantly improved and developed the Check Cashing ATM by adding features such as, money order and pay day advance and phone card dispensing services and expects to have additional services including, wire transfers, bill paying, electronic tax filing and on-line purchases. In addition, the Company has redesigned the hardware and touch screens to make the Product user friendly and easy to use.

The Company placed its first production units in the field in the second quarter of 1999 and currently has 11 Check Cashing ATMs in operation in eight States including, California, Nevada, North Carolina, Louisiana, Georgia and Michigan and in locations with nationally recognized entities such as: Wal Mart, Piggly Wiggly and Texaco-Star Mart.

Management believes that the check cashing industry is experiencing explosive growth and the Company is currently positioning itself to take maximum advantage of the growth in this industry. In addition, management believes that by positioning the Company as a provider of additional financial services related to check cashing, the Company can become a significant force in automated banking industry.

BUSINESS OPERATIONS

The Company is engaged exclusively in the development of proprietary software that is capable of providing consumers with a full range of automated financial services including payroll check cashing, ATM, payday advance, wire transfers, bill paying, money order and phone card dispensing services delivered through a freestanding kiosk, similar in appearance to an ATM machine. The Company acquired this technology in May 1998, when Check Central was incorporated into Greenland Corporation as a wholly owned subsidiary.

The Company is addressing what it believes is an ever-increasing market demand. During the last decade, the number of consumers who have no bank affiliation or infrequently use their accounts has grown substantially and, based on information the Company believes is reliable, now numbers about 35% of U.S. households. Accordingly, check cashing businesses are proliferating. These businesses cash checks for a fee based upon a percentage of the face amount of the check. As recently reported in the L.A. Times on March 3, 2000 it is estimated that the fringe bank community generates about $60 billion in fees annually.

Management believes that the check cashing industry is highly fragmented and that significant economies of scale, increased operating efficiencies and revenue growth are achievable through the automation of the check cashing process and providing additional automated financial services. Until very recently, check cashing stores have been a one stop, one service industry generally centered in lower economic neighborhoods. In the 1990's, many of these stores have expanded services by selling stamps, money orders, and special event tickets.

The Company's goal is to capture a significant share of the $60 billion market by offering automated payroll check cashing, ATM, money order services, payday advances, phone card dispensing, wire transfers, bill paying and other services. The Greenland Check Cashing ATM is designed for installation in retail environments such as convenience stores, liquor stores, military exchange stores, entertainment establishments, banks, supermarkets and other locations where our clientele frequent.

In addition to revenue generated from the sale of the Check Cashing ATM hardware, the Company will receive a continuous revenue stream from transaction fees from check cashing, ATM, money order services, payday advances, wires transfers, bill paying and other services.

BUSINESS STRATEGY

The Company's primary business plan is to provide a full range of financial banking services through a fully automated free standing kiosk similar in appearance to an ATM machine. The Company intends to market the Check Cashing ATM on a nation-wide basis through an established network of Distributors and Independent Sales Operators (see Sales Strategy).

The Company placed its first production units in the field in the second quarter of 1999. These units are providing check cashing, ATM, money order and phone card dispensing services. In addition, the Company has placed one unit in the field for the purpose of testing the payday advance service. The Company presently has 11 units in operation located in eight States, including California, Michigan, Nevada, North Carolina, Maryland and Georgia.

The Company plans to add future services including: bill paying, wire transfers, on-line purchases, and electronic tax filings, all provided through new software upgrades. The Company believes these services will not only increase the Company's competitive advantage but will generate additional revenues for both the owner of the Check Cashing ATM and the Company as part of the ongoing transaction revenue stream.

Greenland believes that no comparable check cashing system in the market today that offers what it believes are the potential benefits and broad menu that the Company has incorporated and will continue to incorporate into the Check Cashing ATM. The Company believes that the technology is ahead of the competition, that competitor's machines are substantially larger (taking too much store space), substantially more expensive, and do not offer the full complement of services offered by the Check Cashing ATM. The current competitor's hardware is limited to ATM and check cashing only. In addition, management believes that no other competitor can provide the back room processing that is critical for the full operation of the check cashing process. The Company believes that it has the opportunity to change the manner in which check cashing services are performed and to become a significant competitor in the market for check cashing and related services.

OPERATING CONTROLS

The Company has an organizational structure that it believes is capable of supporting a nation-wide base of units in operation. The Company has implemented an employee training program for its personnel that stresses productivity and professionalism. Each machine in the field is monitored direct from the Companies headquarters via on line, real time network, customer service and support is available 24 hours a day, 7 days a week and the Company has strengthened its operating and financial controls by increasing its internal financial staff. Management believes that the current operating and financial controls and systems are adequate for the Company's existing base and can accommodate reasonably foreseeable growth in the near-term.

RECENT DEVELOPMENTS

Company strategy in 1999 has centered on the completion of a fully operational production, market-ready unit. In support of the Company's objective to produce a highly reliable system, the Company chose to introduce two company-owned beta units into operational stores during January and February of 1999. A third fully operational beta unit and two bench units were installed in a simulated market environment and used for accelerated age testing.

As a result of what the Company believes were successful in-store beta tests and in-house testing, the Company delivered its first production unit in the third quarter of 1999. Throughout 1999 the Company has placed 11 machines in eight states.

The Company continued to improve the Check Cashing ATM and emphasized the improvement in communication lines, which led to the formation of relationships with Cisco Systems, MC Info and Sprint.

Sprint is responsible for providing nationwide communication services between Greenland's Check Cashing ATM and both its Oceanside and Hermosa Beach call centers. Sprints is also responsible for end-to-end communication service from each kiosks using frame relay circuits that move data over fiber optic lines at the speed of light. Sprint has contractually guaranteed a 99.99% uptime. The first quarter of 2000 Greenland and Sprint communication enjoyed 100% uptime. Because of the improved speed of Frame Relay System, the Company has seen decreased processing times. Most dramatically, the ATM transactions that have averaged 25-30 seconds decreased to approximately 10 seconds.

To meet the requirement of a state of the art router to inject and receive the automatic digital messages between the kiosks and the Company's call centers the Company chose the Cisco hardware, which is rated the best in the world. It is capable of handling data transmission many times faster than the hardware formerly in use and has a proven reliable record.

The Company also engaged MC Info to offer 7 day a week, 24 hour a day network monitoring for the Check Cashing ATM. This monitoring enables the Company to upgrade the system easily and can do so on a machine by machine basis. Therefore, each store can tailor their specific machine to fit their needs.

In December of 1999, the Company added Affiliated Computer Services (ACS)(NYSE:
ACS) as a Distributor pursuant to a two year, non-exclusive distributorship agreement which allows ACS certain exclusive rights to represent the Greenland Check Cashing ATM in the United States. ACS is a diversified company with annual sales of approximately two billion dollars. Supported by field sales office in most major cities, ACS Electronic Commerce Group (a division of ACS, Inc. based in Dallas, Texas) provides processing for more than 17,000 ATM machines nationwide and provides maintenance for more than 7,000 machines.

The Company believes it is introducing the latest innovation in self-service check cashing and financial services. This new high-tech kiosk provides the high returns of check cashing without incurring the excessive franchise fees, overhead costs, or normal security risks. Engineered with security in mind, the Check Cashing ATM takes up minimal floor space and provides full vault protection against theft. With the look and feel of a standard ATM. The Company believes the Check Cashing ATM is the ideal method of providing multiple financial services for customers.

Future services are expected to include bill paying, wire transfers, electronic tax filings, and on-line purchases. The Company believes that by automating the delivery of financial services into a self-service kiosk, the Check Cashing ATM should build traffic and increase sales without adding staff or huge overhead expense for retail outlets.

INDUSTRY OVERVIEW

The Check cashing and payday advance industry is a relatively new industry, and the Company estimates that there are approximately 7,000 dedicated check cashing and payday advance locations throughout the United States. Ten's of thousands of independently owned convenience and grocery stores offer check cashing on an ad hock basis. Some states have enacted formal check cashing laws which regulate the amount of fees that operators may charge for check cashing and in some cases states have regulated the amount of service charges that may be charged on small consumer advances, commonly referred to as "payday advances". The Company believes that at least half of the check cashing locations in the United States are operated by individuals owning from one to ten locations. The Company further believes that this fragmented nature of the industry is due among other factors to the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems and lack of financial resources.

In the 1990's, a strong trend emerged in the convenience store industry toward providing alternative financial services to its customers. As an example, the Company believes convenience stores are currently the leading vendors of money orders and a significant number have ATM machines on premise. Therefore, the check cashing kiosk with ATM, money order and other financial services offers the convenience store owner a new reliable profit center requiring only a small amount of space, increased retail customer traffic, and the generation of new customers with ready cash to make purchases.

As a result of what the Company believes to be increasing number of new customers seeking payroll check cashing services outside a banking environment and their tendency to turn toward neighborhood convenience stores for these services, it is natural that several companies were attracted to the idea of providing this capability from a free-standing kiosk. The Company is aware of two other companies that have attempted to build free-standing, ATM, check cashing kiosks. The Company believes that each have used machines with retail purchase prices substantially higher and with fewer services than the Company's product.

MARKET OPPORTUNITY

As the number of consumers without formal bank affiliations grows, so do the check cashing businesses that cater to them. These consumers generally do not have checking accounts; some do not have any formal banking relationship whatever.

Check cashing businesses (in storefronts) are proliferating. These businesses cash checks for a fee based upon a percentage of the face amount of the check. These businesses have to absorb traditional operating costs such as rent, telephone, and personnel.

Additionally, losses due to bad checks can be substantial.

Until recently, there has never been an automated machine that could cash a check. The Company provides a highly rational and profitable alternative to serve what it believes is a large population that requires check cashing, ATM, money orders, and on-line transaction services. The underlying technology appears to mitigate much of the risk of bad checks and theft.

There are a wide variety of retail establishments that could profit from the Check Cashing ATM. These include: convenience stores, supermarkets, laundromats, liquor stores, military exchange stores and entertainment establishments.

The Company believes there is an emerging trend in the convenience store industry toward providing alternative financial services to its customers and the Check Cashing ATM provides the perfect solution for those retailers who want to increase sales, profits, and market share. Customers who use the Check Cashing ATM may be prone to impulse spending right after they cash a check or withdraw cash. The Check Cashing ATM provides a full check cashing operation with no additional staffing overhead and no loss exposure from bad checks.

By cashing checks, dispensing money orders, accepting ATM cards, dispensing phone cards and providing other financial services, the Check Cashing ATM generates multiple sources of revenue from a single piece of equipment.

HOW IT WORKS

 CHECK CASHING/GENERAL OPERATION

A potential check cashing customer can enroll for a check cashing membership at any Check Cashing ATM location by simply filling out and inserting the application into the machine or enrolling by voice over a dedicated telephone. The check is scanned and returned to the customer. A photo image of the customer, the application, and the check are transmitted for approval to the Company's call center. The initial approval process may take as little as 10 minutes, depending upon how quickly the applicant's information can be verified. The approval process involves confirmation of basic information such as employment, employer's bank account, driver's license, and address. Upon approval, customers can then cash their payroll check by inserting the check into the scanner and following the on screen directions. The customer has a choice of selecting either Spanish or English by simply touching the screen.

Once the check is inserted, the customer will be prompted to enter a Personal Identification Number ("PIN") the customer selected when filling out the application. If there are any questions, a phone handset is conveniently provided and when lifted by the customer, it dials directly into the customer service center. With the video camera display, a well-trained customer service professional can easily help the customer through the prompts in either Spanish or English. If there are no questions, the screen will prompt the customer to enter the check date and amount, insert the check into the scanner, and once approved, the check is cashed. The advanced processing software used by the Company's call center is designed to perform up to one hundred and twenty-four separate algorithms and can approve the check in seconds. Any checks that are not approved are rejected and returned to the customer.

For all future transactions, the customer will be mailed a membership card that contains a magnetic strip and looks like an ATM card. If a card is lost or stolen, customers will still be able to cash checks by remembering the social security or unique identification number and PIN. If the customer loses his card and forgets all his numbers, the Company can still cash the check by comparing the customer's original photo with the person standing in front of the Check Cashing ATM camera.

Once the check is approved, the check cashing fee is deducted from the face value of the check and the remaining balance is then available to the customer to be taken as cash and/or money orders, phone cards and/or other services purchased. The customer is prompted to select the amount to be dispensed in any combination of cash or services purchased. No coins are dispensed so the Check Cashing ATM dispenses cash to the customer in increments of $50's and $20's with any balance paid via a voucher. This in-store voucher is good for purchases or cash back at the register. The Company also has a four-drawer dispensing model has $1, $5, $20 and $100 denominations which means the in-store voucher is eliminated by rounding the transaction up or down to the nearest whole dollar.

This in-store voucher feature provides a valuable means of getting the check cashing customers to spend more while they are in the store.

The checks cashed during the day are stored in a keyed lock box. The retailer will remove the checks from the Check Cashing ATM at the end of the day and deposit the checks into a designated clearing account at a local bank. A fee based on a percentage of the total amount of checks authorized will be deducted from the clearing account on a daily basis. A transaction detail report will be provided that clearly shows the fee breakdown along with all in-store vouchers, money orders, checks cashed, ATM withdrawals and any other transactions. The daily reports are available via on-line Internet access provided by the Company. This detailed report enables the retailer to quickly reconcile the daily check deposits to the daily summary.

Cash loading is the responsibility of the retailer, unless other arrangements are made. The Company has entered into an arrangement with Bantec to load certain machines placed in operation by the Company. Bantec loads the machine twice a week and deposits the checks at a central bank account. Depending on the volume of checks cashed and other services provided a merchant is expected to load approximately, $50,000 to $100,000 of cash in each machine. If a merchant does not have cash available, the Company can assist in the supply of vault cash through third party sources.

PAYDAY ADVANCE

The Company's payday advances are unsecured, short term advances in which the customer writes the Company a personal check in exchange for cash, net of a transaction fee. Fees for payday advances may be regulated by state law and are generally 15% to 18% of the amount advanced per transaction. The term of these advances is thirty days or less.

To qualify for a payday advance, customers generally must have proof of steady income, a checking account with a minimum of returned items within a specified period, and valid identification. Upon completing an application and subsequent approval, the customer writes a check on their personal checking account for the amount of the advance, plus applicable fees. At maturity, the customer may either, return to the location and pay off the advance with cash, in which case the check is returned to the customer, or the Company can deposit the check into its checking account. The Company anticipates that a significant amount of payday advance checks deposited by the Company will be returned by the bank; however, a large percentage of these bad debts will subsequently be collected by the Company through various means. The profitability of the Company's payday advance activities will be dependent upon adequate collection of these returned items.

OTHER SERVICES

The Company will supply money orders and wire transfers through an arrangement with Western Union, Travelers Express and others as required. Bill payment services, telephone card sales, auto and medical discount programs will be available to those in the near future.

WARRANTY/MAINTENANCE

The Company provides a one year full parts and labor warranty for the Check cashing ATM and an extended maintenance plan at additional cost to the purchaser.

COMPETITION

The Company encounters significant competition in connection with all aspects of its business operations. These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand. The Company competes with traditional check cashing businesses performing the services in a non automated over the counter manner and other companies that utilize automated check cashing kiosks.

Because the automated check cashing technology is relatively new and has only a limited operating history, the competition is limited to a few competitors. However, check cashing is a growing industry and traditional check cashing businesses are now considering automating some of their operations as well.

In addition, the Company is in competition with financial institutions, such as consumer finance companies, which generally lend on an unsecured as well as on a secured basis, often on terms more favorable than provided by the Company. The majority of the Company's competitors have greater financial resources than the Company.

The Company expects to be highly competitive with retail pricing of the machine. In addition, no other competitor can offer the power and security provided by the Company's system.

SALES STRATEGY

The initial principal strategy selected for the Company's sales was through an experienced ATM kiosk Master Distributor for both independent store outlets and chain markets. In March 1999, the Company consummated an agreement with SmartCash ATM, an affiliate of ATM International, Inc., to be the Master Distributor on an exclusive basis for the Company.

The strategy of a single, exclusive Master Distributor was altered in the fourth quarter of 1999 through the addition of Affiliated Computer Services (ACS) as a distributor for the Company pursuant to a two year, non-exclusive distributorship agreement which allows ACS certain exclusive rights to market, sell and distribute the Check Cashing ATM in the United States. ACS is a diversified company with annual sales of approximately two billion dollars. Supported by field sales office in most major cities, ACS Electronic Commerce Group (a division of ACS, Inc. based in Dallas, Texas) provides processing for more than 17,000 ATM machines nationwide and provides maintenance for more than 7,000 machines. Management believes that ACS can provide the access to large chain outlets and banking institutions that otherwise may not be accessible to the Company.

The Company continued to adjust its sales strategy by repurchasing the rights to the Master Distributorship from SmartCash ATM, while allowing SmartCash ATM to remain a non-exclusive distributor of the Company (see Subsequent Events). The Company believes the repurchase of the rights to the Master Distributorship offers significant advantages to the Company including; increased gross hardware and software profits, enables the Company to work directly with the Independent Sales Operators and Distributors and provides the Company unencumbered access to corporate chain market sales such as Wal Mart and Piggly Wiggly.

The Company added to its marketing efforts by implementing a sales and marketing support staff at the Oceanside facility. This staff is primarily engaged in locating and supporting qualified Distributors and Independent Sales Operators for the distribution of the Check Cashing ATM and coordinating effective coverage of regional and national chain accounts. Presently the Company has contracts with approximately 37 Distributors. The Company's distributor agreements provide for two level pricing depending on the number of machines sold. Distributors are not required to purchase product for inventory.

In addition, to directing sales to nationally recognized customers such as Piggly Wiggly and Texaco Star Mart, the Company has demonstrated a willingness to place machines with nationally recognized chains, such as Wal Mart, on a test basis (see Subsequent Events) as a means of solidifying market acceptance.

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

The Company believes that it is in its best interest to develop a strategic banking relationship with possibly one or two nationwide banks that will become the cash provider, and master check processor to the Company. In return, the Company will pay for these financial services and provide the selected bank with exclusive on-screen advertisement to help handle customers who need additional banking services.

MANUFACTURING AND QUALITY CONTROL

The Check Cashing ATM has been designed using a fully modular approach. The outside case is made of a thick, high-grade steel to provide maximum protection. Each sub-component (monitor, magnetic card reader, printer, scanner, money dispenser, CPU, etc.) is common to ATM machines and chosen for its high reliability. All key sub-components are mounted on easy access slides to facilitate replacement if necessary. Brackets, power supplies, cable bundles, hinges and all other peripherals are heavy-duty components to ensure long life and low repair cost. In addition, Check Central has taken special care in the final design phase to provide itself a complete design package with full CAD/CAM digital drawings, which will be used to set up a multiple vendor supply system.

The Company is ready for just-in-time production through the support of Fourth Shift Complete Care Program. The implementation of this system enables the Company to meet its goal of becoming a paperless factory and supply product on demand. Fourth Shift Corporation is a Minneapolis based global software company that provides e-business solutions. Fourth Shift software is licensed by more than 3,700 customer sites in 60 countries.

The Company has a fully certified set of subcontractors, suppliers and assemblers to build machines to meet the Company's requirements. The Oceanside manufacturing facility is now able to manufacture and deliver hundreds of units per month starting in late spring of 2000.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company intends to protect its technology by filing copyright and patent applications for the patentable technologies that it considers important to the development of its business. The Company also intends to rely upon trade secrets, know-how and continuing technological innovations to develop and maintain a competitive advantage.

The Company has filed a copyright application with the U. S. Patent and Trademark Office with respect to its proprietary server technology. The Company is filing patent applications with respect to its proprietary kiosk system and any other technology it has developed for use with the Check Cashing ATM. There can be no assurance that any U.S. Patent application filed by the Company, if any and when filed, will be granted or, if obtained, will sufficiently protect the Company's proprietary rights.

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

REGULATION

GENERAL

The Company is subject to extensive regulation in several jurisdictions in which it operates, including jurisdictions that regulate check cashing fees and payday advance fees. The Company could also become subject to federal and state regulations relating to the reporting and recording of certain currency transactions. There can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the ability of the Company to expand, significantly decrease the service charges for check cashing, payday advances and/or other services, or prohibit or more stringently regulate the sale of certain goods which could cause a significant adverse effect on the Company's future prospects.

STATE

Certain states have different licensing requirements. Some states require that the owner of a check cashing machine obtain the license, others require that the provider of the vault cash (the cash in the machine) obtain a license or the possessor of the machine obtain the license or that the Company jointly with the owner, possessor or vault cash provider obtain a license. Certain states require that the entity to be licensed maintain certain levels of liquid assets for each location at which a machine is placed.

The Company operates in eight states that have licensing and/or fee regulations on check cashing and/or other services provided by the Company. The Company and/or the appropriate party is licensed in each of the states in which a licensed is currently required to operate as a check casher and/or other service provider. The Company's fee structures are at or below the applicable rate ceilings adopted by each of these states.

FEDERAL

Under the bank Secrecy Act regulations of the U.S. Department of the Treasury (the "Treasury Department"), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of any person and result in either cash in or cash out totaling more than $10,000 during any one business day

OTHER

In jurisdictions that do not have favorable laws, the Company anticipates, but there can be no assurance, will enter into agreements with out-of-state federally insured financial institutions to act as the service/loan provider in that jurisdiction.

There can be no assurance that additional local, state or federal legislation will not be enacted or that existing laws and regulations will not be amended which could have a material adverse effect on the Company's operations and financial condition.

EMPLOYEES

Including its officers, the Company presently employs 27 full-time employees. The Company uses independent consultants for a variety of tasks, including engineering, shareholder relations, and marketing. None of the Company's employee's are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

Greenland currently occupies approximately 12,000 square feet of office space at 1935 Avenida Del Oro, Oceanside, California for its executive offices and its assembly operations. The Company entered into a five-year lease, commencing May 1, 1999 and pays approximately $11,000 per month rental payment. The monthly rental payment includes approximately $200,000 of lease improvements, which were amortized over the lease period. The Company believes that the facility is suitable for its operations and that its equipment, furniture and fixtures are in excellent condition.

ITEM 3.  LEGAL PROCEEDINGS

The Company's officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market, and quoted on the OTC Electronic Bulletin Board under the symbol "GLCP". The Company's common stock has traded, during the fiscal year ended December 31, 1999 between $.09 and $0.62 per share. The number of shares of record of common stock, $.001 par value, of the Company was 32,298,622 at December 31, 1999 and 51,851,945 at March 31, 2000. The following table sets forth the quarterly high and low last sales prices per share for the common stock as reported by the OTC Electronic Bulletin Board:


                                                      Common Stock
                                                      Price Range
                                                      -----------
                                                       High         Low
Year Ended December 31, 1998
         Quarter Ended March 31, 1998                 $.32          $.10
         Quarter Ended June 30, 1998                  $.84          $.31
         Quarter Ended September 30, 1998             $.14          $.09
         Quarter Ended December 31, 19998             $.34          $.08


Year Ended December 31, 1999
         Quarter Ended March 31, 1999                 $.21          $.09
         Quarter Ended June 30, 1999                  $.46          $.17
         Quarter Ended September 30, 1999             $.40          $.21
         Quarter Ended December 31, 1999              $.62          $.29

On March 31, 2000, the last sales price for the common stock as reported by the OTC Electronic Bulletin Board was $.80 per share. On March 31, 2000 there were approximately 4,300 shareholders of record of the common stock.

No cash dividends have been paid by the Company on its common stock, and the Company does not currently intend to pay cash dividends on its common stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position and limitations imposed by its lenders, if any.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information

This annual report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Such statements include, but are not limited to, the discussions of the Company's operations, liquidity, and capital resources. Forward-looking statements are included in the "Liquidity and Capital Resources" section of this annual report. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, significant changes in the prevailing market price of gold, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. The forward-looking statements contained this report speak only as of the date of this report and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

The following discussion pertains to the Company's operations and financial condition as of December 31, 1999.

The Company was previously engaged in the development and marketing of advanced communications technology known as automated meter reading ("AMR"), which enables utilities to automate meter reading functions via the Company's AirLink system. On April 5, 1999, the Company consummated an agreement for the sale of the AMR technology to Telenetics Corporation, a publicly traded corporation and received shares of convertible preferred stock of Telenetics with a face value of $900,000.

The Company is engaged exclusively in the development of proprietary software that is capable of providing consumers with a full range of automated financial services including payroll check cashing, ATM, payday advance, wire transfers, bill paying, money order and phone card dispensing services delivered through a freestanding kiosk, similar in appearance to an ATM machine. The Company acquired this technology in May 1998, when Check Central was incorporated into Greenland Corporation as a wholly-owned subsidiary.

The Company has invested, and continues to invest substantial amount of capital, considerable time and effort in continuing development and evolution of the Check Cashing ATM. The formation of relationships with Cisco Systems, MC Info, Sprint, Fourth Shift and Bantec reflects the emphasis the Company has placed in assembling the best available technology and service providers. Management has engaged in considerable effort to hire the best possible talent and has assembled a first class team.

Management believes that it has created a convenient and cost effective system for the reporting of activity and earnings generated from its Check Cashing ATMs through a secure website. The website allows the users to view transactions in both summary and detail formats, and to download transaction information into spreadsheets.

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

The strategy of a single, exclusive Master Distributor was altered in the fourth quarter of 1999 through the addition of Affiliated Computer Services (ACS) as a distributor for the Company pursuant to a two year, non-exclusive distributorship agreement which allows ACS certain exclusive rights to represent the Check Cashing ATM in the United States. Management believes that ACS can provide the access to large chain outlets and banking institutions that otherwise may not be accessible to the Company.

The Company continued to adjust its sales strategy by repurchasing the rights to the Master Distributorship from SmartCash ATM, while allowing SmartCash ATM to remain a non-exclusive distributor of the Company (see Subsequent Events). Management believes the repurchase of the rights to the Master Distributorship offers significant advantages to the Company including; increased gross hardware and software profits, enables the Company to work directly with the independent sales operators and distributors and provides the Company unencumbered access to corporate chain market sales such as Wal Mart and Piggly Wiggly.

The Company added to its marketing efforts by implementing a sales and marketing support staff at the Oceanside facility. This staff is primarily engaged in locating and supporting qualified distributors and of Independent Sales Operators for the distribution of the Check Cashing ATM and coordinating effective coverage of regional and national chain accounts. Presently the Company has contracts with approximately 37 distributors.

The Company will receive revenue from two revenue streams. The first is through the sale of the Check Cashing ATM. The Company anticipates initial gross sales margins of approximately 40% and the Company requires a deposit equal to 50% of the wholesale purchase price of the machine to implement the order process and the balance paid upon installation. The Company expects that the margins will improve as larger volumes of machines are purchased and the Company can take advantage of volume discounts.

The second revenue stream is generated from the fees earned in connection with the various banking services provided on each of the machines in operation. Fees from check cashing are regulated by the vast majority of the states and range from 2% to 6% of the face value of the check cashed. Fees from payday advances are also regulated by the states and range from 15% to 18% of the amount of the advance. Fees from other services range from $0.35 to 30% per transaction. The Company will share this revenue stream with the owner of the machine and/or other parties. The fee generation of the Company will increase with the placement of additional machines and as machines mature in the market, more transaction fees will be generated.

RESULTS OF OPERATIONS

OPERATIONS

The Company continues to fund its operations for the development and deployment of the Check Cashing ATM. The Company financed its operations primarily from funds received from the Private Placement Offering, which commenced in May 1999.

The Company spent a significant part of the year building the infrastructure necessary to support not only the research and development effort but laying the ground work for the various support groups that will be required for successful transition from a development stage company to a complete manufacturing, marketing and service organization.

Management believes that during 1999, it has successfully transitioned the Company from a development stage company to a production stage company.

REVENUE

The Company reported revenues of $272,042 in 1999 primarily from the sale of machines. During 1999 the Company focused its efforts and available capital to further develop the technology and place production units in the field. To validate the market and test mechanical and systems reliability, management produced and placed its first beta units in Southern California in January and February of 1999. In the third quarter 1999, the Company commenced placement of its production units and by December 31, 1999 had placed 11 production units in 8 states.

With the successful completion of the placement of production units, the formation of relationships with MC Info, Cisco Systems and Sprint for the expansion and improvement of the Company's nationwide communication services and the direct focus on sales and distribution through the reacquisition of the rights to the Master Distributorship Agreement from SmartCash ATM, Ltd (see Subsequent Events) and the distribution relationship with ACS, the Company expects to commence the ramp up of the placement of Units in the second quarter of 2000.

COST OF SALES

The Company incurred costs of sales of $545,835 for the year ending December 31, 1999. Of these costs, $282,499 related to the cost of manufacturing the machines, resulting in a $(14,509) gross sales margin. The above costs include overhead costs such as labor and facility expenses. Management anticipates significant improvements in the gross margin on machine sales as the volume of machines sold increases to a level sufficient to absorb these overhead costs.

Costs associated with transaction processing, included in cost of sales, were $263,336 for year ending December 31, 1999, resulting in a gross margin on transaction revenue of $(259,284). Processing costs included amortization and depreciation, labor and communications. Management anticipates improvements in the gross margin with the placement of additional machines in the field, and their associated economies of scale.

EXPENSES

General and Administrative expenses for the year ended December 31, 1999 were $4,039,826 compared with $1,186,065 for 1998. The major reason for the increase in G&A was due directly to the extensive product development costs and costs associated with substantial upgrades in the infrastructure. Due to lack of capital, the Company has paid the officers and certain consultants their compensation in the form of stock and as a result the Company has issued shares of its common stock, which is reflected in G&A expense. Depreciation expenses increased from $6,319 in 1998 to $253,224 in 1999 due to the depreciation and amortization of the technology.

INCOME FROM DISCONTINUED OPERATIONS

In April 1999, the Company sold its automated meter reading technology (AMR division) in exchange for shares of convertible preferred stock with a face value of $900,000. Accordingly, the AMR division is accounted for as discontinued operations and its operating results are shown separately in the accompanying financial statements. The AMR division had no net sales in 1999 and 1998. The only asset identifiable with the AMR division consisted of the automated meter reading technology. The Company realized a gain of $713,277 on the disposal of this asset in 1999.

INCOME (LOSS)

During the year ending December 31, 1999, the Company had losses of $6,822,212 compared with losses of $3,322,163 in 1998 and losses of $1,663,040 for the calendar year ending 1997. The increase in losses were due to increased product development costs; a $1,900,000 reserve against an assets of the Company represented by 1,100,000 Convertible Preferred Shares of a public company ("Reserve"); and the sale of 290,000 Convertible Preferred Shares of Golden Age Homes, Inc., previously valued at $1,450,000, for a loss of $1,300,000. ("GAHI Transaction").

LIQUIDITY AND CAPITAL RESOURCES

During 1999, the Company received approximately $1,106,000 in proceeds from the Offering. The Offering was completed in February 2000 and the Company received an additional $2,171,000 plus approximately $583,000 from the exercise of certain Warrants (See Subsequent Events). The proceeds from the exercise of all outstanding warrants could total $36 million.

Current assets increased substantially in 1999 to $792,530 compared with $99,250 in 1998. Total Assets decreased substantially in 1999 due to the Reserve (see above) and the GAHI Transaction (see above). The decrease in assets was offset in part by the sale of AMR Technology and receipt of the Convertible Preferred Stock of Telenetics valued at $900,000. The year ending December 31, 1997, assets totaled $4,410,000 versus $6,337,242 for year ending 1998. The Company's total liabilities increased for 1999 primarily because of accrued expenses. Total liabilities were $1,367,976 for the year ending 1999 compared with $556,672 for 1998 and $812,000 for year ending December 31, 1997.

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

Stockholder's equity was $3,384,961 at December 31, 1999, a decrease from $5,780,570.

The Company has a working capital deficiency of $(575,446) at December 31, 1999 and a retained deficit of $(13,706,533). The Company's needs for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization through private placement and other activities in order to raise funds for ongoing operations, including institutional lending, lines of credit, purchase order financing and the sale of or financing of its assets.

Management believes that institutional lending will be available to the Company once the Company establishes a track record of production and shipping stability.

RISK FACTORS

LIMITED OPERATING HISTORY, SUBJECT TO RISKS ENCOUNTERED BY EARLY STAGE COMPANIES

The Company began its check cashing operations in 1998. Accordingly, the Company has a limited operating history and its business and prospects must be considered in light of the risks and uncertainties to which early stage companies in rapidly evolving industries such as automated check cashing are exposed to. These risks include that our check cashing machines may not operate effectively after we have completed development and sell them on a commercial scale, risks that competition and rapid technological change in the check cashing industry could adversely affect market acceptance of our products and services; risks that automated check cashing machines may not be accepted. The Company cannot provide assurances that its business strategy will be successful or that the Company will successfully address these risks and the risks described herein.

HISTORY OF LOSSES, NO ASSURANCE OF PROFITABILITY

Although the Company has generated revenues from the sale of its check cashing machines, the Company is not profitable and cannot be certain it will achieve sufficient revenue to achieve profitability. The Company has incurred net losses of $1,663,040 in the year ended December 31, 1997, $3,322,163 in the year ended December 31, 1998, and $6,822,212 in the year ended December 31, 1999. As of December 31, 1999, the Company had an accumulated deficit of $13,706,533. The Company plans to increase its operating expenses to continue research and development to refine its check cashing machines, expand its distributors and sales and marketing staff, broaden its check cashing machine support capabilities and to build its operational infrastructure and establish relationships with suppliers, manufacturers and banking and finance entities. The Company expects that it will continue to lose money at least through the year 2000.

NEWLY INTRODUCED PRODUCTS MAY CONTAIN UNDETECTED UNRESOLVED DEFECTS

Any new or enhanced services to its machines the Company may introduce, such as bill paying, wire transfer and on-line purchases may contain undetected or unresolved software or hardware defects when they are first introduced or as new versions to the system are released. In the past the Company has discovered errors in the products and it is possible design defects will occur in new products or upgraded products. These defects could result in a loss of sales and additional costs as well as damage to our reputation and the loss of relationships with our customers.

FUTURE CAPITAL REQUIREMENTS UNCERTAIN, NO ASSURANCES OF FUTURE FUNDING

The Company will be required to make substantial expenditures for existing and future research and development to continue the manufacture of its check cashing machines, to market its check cashing machines, and to supplement its relationships with the service providers. As of December 31, 1999 the Company had a working capital deficiency of $575,000. The company will need additional funding during the next twelve months and could seek additional funding after that time. There can be no assurances any additional funding will be available on acceptable terms or at all, when required by the Company. If additional funding is not available, the Company could be required to reduce or suspend its operations, such as acquiring partners, or sell securities on terms that may be highly diluted. The Company has experienced in the past and may continue to experience, operational difficulties and delays in its product development and commercial products due to working capital deficiency. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operation.

DEPENDENCE ON OTHERS FOR MANUFACTURING AND DISTRIBUTION OF PRODUCTS

The company is also currently dependent on other parties for the distribution and marketing of its product. The company has entered into distribution agreements with a party to provide distribution, processing and maintenance of its Check Cashing machines. There can be no assurances that its distributor agreements will prove effective for the Company.

GOVERNMENT REGULATIONS

The business of check cashing is subject to regulation in certain states, including states which regulate check cashing fees, require the registration of the check cashing companies or money transmission agents, and licensing of companies which offer payday loans. There are also federal and state regulation relating to the reporting and recording of certain currency transactions. The failure of the Company and/or it licensees to be licensed and/or to comply with the requirements register as check cashing or money transmitter agent, or to comply with the regulations on check cashing fees or the reporting or recording of certain currency transactions could have a material adverse effect on the Company's business, financial condition and results of operation.

DEPENDENCE ON LIMITED NUMBER OF COMPONENT SUPPLIERS

The Company acquires the components for its check cashing machines from a limited number of third parties. The Company does not have any written supply agreements with any of its current suppliers. Therefore, the Company's future success will be dependent upon maintaining its relationships with existing suppliers and developing relationships with new suppliers. Any significant disruption or delay in the supply of components from the Company's suppliers or any diminishment of quality resulting from such supplies, insufficient controls, or inadequate component testing, would have a material adverse effect on the Company's business, financial condition, and results of operation.

RISK OF TECHNICAL PROBLEMS OR PRODUCT DEFECTS

Once the Company completes the development of its check cashing machines and begins manufacturing them for broad commercial scale production and sale, there can be no assurances that despite testing and quality assurance effort that may be performed by the Company and/or its manufactures and subcontractors that technical problems or product defects will not be found. These problems or product defects could result in the loss of or a delay in market acceptance and sales, diversion of development resources, injury to the Company's reputation, increased service and support costs, any one of which could have material adverse effects on the Company's business, financial condition, and results in operation.

KEY EMPLOYEES

If the Company loses its key personnel, it may not be able to successfully operate its business. The Company believes its future success is highly dependent upon its senior management and in particular upon it's Chief Executive Officer, Louis Montulli, it's President Max Farrow and its Vice President and Corporate Counsel Thomas Beener. The Company has employment contracts with Messer's Montulli, Farrow and Beener. The terms of the employment contracts would not prevent any key employees from terminating their employment with the Company. The loss of the services of any senior management could have a material adverse effect on the Company's business, financial condition, and results of operation.

YEAR 2000 COMPLIANCE

In 1999, the Company completed its year 2000 compliance review of its information technology systems and non-information technology systems and successfully implemented all related upgrades, replacements, or modifications necessary. The Company experienced virtually no year 2000 business interruptions either internally or related to its major vendors. The total cost of the year 2000 related enhancements was approximately $50,000, including an estimate of internal payroll committed to year 2000 related projects.

SUBSEQUENT EVENTS

Subsequent to December 31, 1999, the Company entered into a transaction on March 20, 2000, with SmartCash ATM, Ltd. ("SmartCash") whereby the Company reacquired the rights to the Master Distributorship from SmartCash. Although SmartCash will remain an non-exclusive distributor, the Company believes that the repurchase of the rights to the Master Distributorship provides the Company with the certain advantages including: increase in gross hardware and software profits, allows the Company to work directly with Independent Sales Representatives and provides the Company with unencumbered access to corporate chain market sales. Among other terms and conditions the Company loaned SmartCash $200,000 (which SmartCash will repay from proceeds of sale of stock) and the Company will continue to pay commission on sales of machines by SmartCash until said commissions equal $320,000. SmartCash released its distributors from any obligation to SmartCash that would have prevented said distributor from contracting directly with Greenland for the sale of the Company's Product.

Subsequent to December 31, 1999, the Company entered into an agreement with Wal Mart whereby the Company placed five check cashing machines at five locations in California. The machines will provide check cashing services and will operate as a test for Wal Mart. The Company will pay Wal Mart a monthly fee of $1,000 per location and the Company will retain all fee revenues generated from the operation of the machines.

Subsequent to December 31, 1999, the Company fully subscribed its Private Placement Offering (the "Offering"), which was commenced on May 1999 pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. The Offering provided for the sale of units, each unit consisting of 11.5 Shares of Common Stock of Greenland and Class A Warrants to purchase 10 Shares of Greenland Common Stock at $.50, Class B Warrants to purchase 10 Shares of Greenland Common Stock at $1.00 and Class C Warrants to purchase 10 shares of Greenland Common Stock at $1.50. The Class A Warrants expire in 12 months from date of issuance, Class B warrants 18 months from date of issuance and Class C Warrants 24 months from date of issuance.

The Company realized approximately $3,450,000 net proceeds from the Offering and issued 16,000,000 restricted shares of Common Stock. As of March 31, 2000 the Company had also realized proceeds of $582,500 from the exercise of the Class A Warrants. If all Class A Warrants are exercised the Company will realize approximately $6,080,000 of proceeds, if all Class B Warrants are exercised the Company will realize approximately $12,160,000 of proceeds and if all Class C Warrants are exercised the Company will realize approximately $18,240,000 of proceeds. There can be no assurance that any portion of the Class A, Class B and/or Class C Warrants will be exercised. Said exercise is dependant upon many factors outside the control of the Company.

Subsequent to December 31, 1999, Randell Coleman resigned from the Company's Board of Directors.

Subsequent to December 31, 1999, Lee Swanson resigned his position of President of Check Central and acting CFO of Greenland to accept a position with another company. Mr. Swanson will remain a member of the Board of Directors of Greenland.

Subsequent to December 31, 1999, Max Farrow accepted the position of President of Greenland Corporation and Check Central, Inc., and was appointed to the Board of Directors of Greenland.

On or about June 11, 1999 Hwa Sook Shin commenced a legal action in the San Diego Superior Court against Greenland Corporation. On or about March 13, 2000 the Company entered into a settlement agreement with Ms. Shin, which provided for the payment to Ms. Shin in the form of Shares of Common Stock of Greenland Corporation in an amount equal to the original loan of $125,000 plus interest. Other claims of Ms. Shin were released and certain shares of Greenland Common Stock previously issued to Ms. Shin were returned to Greenland.

Manuel Zambrana and Mary Zambrana ("Zambrana") commenced a legal action in the San Diego Superior Court against Eleven defendants, including Greenland Corporation (the "Defendants"). On or about February 12, 2000, Zambrana dismissed with prejudice all claims against Greenland Corporation in exchange for Greenland releasing Zambrana from any and all actual or potential claims Greenland had or may of had against Zambrana.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to financial statements included herein

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by item 10 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement to be filed with the Commission on or before April 30, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by item 11 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission on or before April 30, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by item 12 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Commission on or before April 30, 2000.

                                     PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
(A)     List of documents filed as part of this report.

         (1)      Financial Statements
                  Reference is made to the index to Financial Statements under
                  Item 7 in Part II hereof, where these documents are listed.

         (2)      Financial Statement Schedules
                  None

         (3)      Exhibits

         (3a) On April 9,1999 the Company filed Form 8-K to report the terms of the Stock Purchase Agreement with Louis T. Montulli.*



         (3b) On August 20, 1999, the Company filed Form 8-K to report the change of its certifying accountant to Levitz, Zacks &
                  Ciceric*

         (3c)     Amended Certificate of Incorporation*

         (3d)     Amended Bylaws*

         (3e)     Common Stock Specimen*

         (10a)    Greenland Corporation 1999 Stock Option Plan*

         (10b)    Employment Agreement, Louis T. Montulli dated September 1,
                  1999

         (10c)    Employment Agreement, Thomas J. Beener dated September 1, 1999

         (10d)    Employment Agreement, Lee Swanson dated September 1, 1999

         10(e) Confidential Settlement Agreement by and between SmartCash ATM and Greenland Corporation dated March 30, 2000 for the repurchase of rights to master Distributorship.

         10(f) Asset Purchase Agreement by and between Telenetics Corporation and Greenland Corporation dated April 7, 1999 for the sale of AMR Technology.

         (10g)    Standard Industrial/Commercial Multi-Tenant Lease dated May 1,
                  1999. (10g) Cisco Master Agreement to Lease Equipment dated
                  February 10, 2000.

         (10h)    Cisco Master Agreement.

         (10i)    Mc Info Agreement with Greenland Corporation dated December 1,
                  1999 for monitoring of services.

         (10j) Distribution Agreement between Greenland Corporation and ACS dated December 1, 1999.

         (10k)    Master Distribution Agreement between SmartCash ATM, Ltd and
                  Greenland Corporation dated March 1999*

         *Incorporated by Reference from previous filing.

The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Greenland Corporation

Date:    April 14, 2000                     By:/s/ LOUIS T. MONTULLI
                                               ---------------------
                                            Louis T. Montulli
                                            CEO, Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 14, 2000                       By:/s/ GENE CROSS
                                               --------------
                                            Gene Cross
                                            Chief Financial Officer, Director


Date:    April 14, 2000                     By:/s/ THOMAS J. BEENER
                                               --------------------
                                            Thomas J. Beener
                                            Secretary, Director

                      GREENLAND CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----

Report of Independent Certified Public Accountants
   for the year ended December 31, 1999............................................      F-1

Independent Auditor's Report for the year ended December 31, 1998                        F-2

Consolidated Balance Sheets at December 31, 1999 and 1998..........................      F-3

Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998.......................................................      F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999 and 1998...........................................      F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998.......................................................    F-6 - 7

Notes to Consolidated Financial Statements.........................................    F-8 -31

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
GREENLAND CORPORATION AND SUBSIDIARY
OCEANSIDE, CALIFORNIA

        We have audited the accompanying consolidated balance sheet of Greenland Corporation and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the December 31, 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenland Corporation and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations, has a working capital deficiency of $575,446 and a retained deficit of $13,706,553 at December 31, 1999, and limited cash resources with which to carry out management's plans. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEVITZ, ZACKS & CICERIC
San Diego, California
February 18, 2000 (except Notes 2 and 24 as to which the date is March 23, 2000)

                              SMITH & COMPANY
                       A PROFESSIONAL CORPORATION OF
                        CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF                                         10 WEST 100 SOUTH,SUITE 700
AMERICAN INSTITUTE OF                               SALT LAKE CITY, UTAH 84101
   CERTIFIED PUBLIC ACCOUNTANTS                     TELEPHONE:   (801)575-8297
UTAH ASSOCIATION OF                                 FACSMILE:    (801)575-8306
   CERTIFIED PUBLIC ACCOUNTANTS                     E-MAIL: [illegible]
-------------------------------------------------------------------------------


                   INDEPENDENT AUDITOR'S REPORT

Board of Directors
Greenland Corporation

We have audited the accompanying consolidated balance sheet of Greenland Corporation (a development stage company) and subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of Greenland Corporation (a development stage company) and subsidiary as of December 31, 1998, and the results of their operations, changes in stockholders' equity, and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has a working capital deficiency of $(457,422) at December 31, 1998, and a retained deficit of $(6,884,321). The Comapny has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard in these matters are described in Note 3 to the consolidated financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                 /s/ Smith & Company
                                                 CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 5, 1999

                      GREENLAND CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                  ...ASSETS...

                                                                           1999                1998
                                                                       -------------      -------------
Current Assets:
  Cash                                                                 $     235,574      $       3,332
  Accounts receivable (less allowance for uncollectible accounts
    of $120,300 in 1999)                                                       6,508                -0-
  Receivables from employees                                                  26,080                -0-
  Inventories                                                                299,116                -0-
  Accounts receivable - officers                                             161,838             44,250
  Prepaid officers compensation                                               63,414             51,668
                                                                       =============      =============

        Total current assets                                                 792,530             99,250

Property and equipment, net                                                  190,004             24,600
Notes receivable (less allowance for uncollectible
  accounts of $1,900,000 in 1999)                                                -0-          1,900,000
Investments                                                                  900,000          1,450,000
Intangibles, net                                                           2,862,903          2,811,723
Other assets                                                                   7,500             51,669
                                                                       -------------      -------------

       Total assets                                                    $   4,752,937      $   6,337,242
                                                                       =============      =============


                   ...LIABILITIES AND STOCKHOLDERS' EQUITY...

Current Liabilities:
  Notes payable                                                        $      98,100      $     150,000
  Trade accounts payable                                                     426,918            172,672
  Accrued expenses                                                           572,958                -0-
  Notes payable to related parties                                           270,000            223,000
  Stock subscription refunds payable                                             -0-             11,000
                                                                       -------------      -------------

        Total current liabilities                                          1,367,976            556,672
                                                                       -------------      -------------

Stockholders' Equity:
  Common stock, $.001 par value; and 100,000,000 shares authorized,
    35,298,622 (12,708,331 in 1998) issued and outstanding                    35,298             12,708
  Additional paid-in capital                                              16,881,759         12,652,183
  Subscribed shares unissued                                                 174,437                -0-
  Retained deficit                                                       (13,706,533)        (6,884,321)
                                                                       -------------      -------------

        Total stockholders' equity                                         3,384,961          5,780,570
                                                                       -------------      -------------

        Total liabilities and stockholders' equity                     $   4,752,937      $   6,337,242
                                                                       ================   =============

          See accompanying notes to consolidated financial statements.

                      GREENLAND CORPORATION AND SUBSIDIARY
                      Consolidated Statement of Operations
                     Years Ended December 31, 1999 and 1998

                                                                           1999                1998
                                                                       -------------      -------------

Net sales                                                              $     272,042      $         -0-
Cost of goods sold                                                           545,835                -0-
                                                                       -------------      -------------

        Gross loss                                                          (273,793)               -0-

General and administrative expenses                                        4,039,826          1,186,065
                                                                       -------------      -------------

        Operating loss                                                    (4,313,619)        (1,186,065)

Other income (expense):
  Reserve for note receivable                                             (1,900,000)               -0-
  Loss on sale of investments                                             (1,300,000)          (627,025)
  Interest expense                                                           (43,353)           (22,349)
  Other income (expense)                                                      22,283             15,683
                                                                       -------------      -------------

        Loss from continuing operations before income taxes               (7,534,689)        (1,819,756)

Income tax expense                                                               800                -0-
                                                                       -------------      -------------

        Loss from continuing operations                                   (7,535,489)        (1,819,756)

Discontinued operations (Note 19):
  Loss from discontinued operations (zero income taxes)                          -0-         (1,502,407)
  Gain on disposal of discontinued operations (zero income taxes)            713,277                -0-
                                                                       -------------      -------------
  Net loss                                                             $  (6,822,212)     $  (3,322,163)
                                                                       =============      =============

Loss per share, continuing operations:
  Basic loss per share                                                 $        (.30)     $        (.23)
                                                                       =============      =============
  Diluted loss per share                                               $        (.30)     $        (.23)
                                                                       =============      =============

Earnings (loss) per share, discontinued operations:
  Basic earnings (loss) per share                                      $         .03      $        (.20)
                                                                       =============      =============
  Diluted earnings (loss) per share                                    $         .03      $        (.20)
                                                                       =============      =============

Net loss per share:
  Basic loss per share                                                 $        (.27)     $        (.43)
                                                                       =============      =============
  Diluted loss per share                                               $        (.27)     $        (.43)
                                                                       =============      =============

Weighted average shares outstanding
     Basic                                                                25,261,805          7,702,050
                                                                       =============      =============
     Diluted                                                              25,261,805          7,702,050
                                                                       =============      =============

          See accompanying notes to consolidated financial statements.

                     GREENLAND CORPORATION AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                    Years Ended December 31, 1999 and 1998

                                                                       Additional   Subscribed
                                               Common Stock             Paid-in      Shares        Retained
                                     ---------------------------
                                        Shares           Amount        Capital      Unissued       Deficit        Total
                                     ------------   ------------   ------------  ------------   ------------   ------------

Balance at December 31, 1997            2,709,778   $      2,710   $  7,155,756  $              $ (3,562,158)  $  3,596,308

Stock issued to purchase subsidiary     3,500,000          3,500      2,621,500                                   2,625,000
Stock issued to retire debenture        1,000,000          1,000        649,000                                     650,000
Sale of common stock                      363,500            363        352,037                                     352,400
Shares issued for services,
  at the cost of the services           5,135,053          5,135      1,873,890                                   1,879,025
Net loss                                                                                          (3,322,163)    (3,322,163)
                                     ------------   ------------   ------------  ------------   ------------   ------------

Balance at December 31, 1998           12,708,331         12,708     12,652,183                   (6,884,321)     5,780,570
                                     ------------   ------------   ------------  ------------   ------------   ------------

Shares issued to retire debt and
  to purchase assets                    4,273,166          4,273        766,254                                     770,527
Sale of common stock                    5,897,231          5,897      1,099,804                                   1,105,701
Shares issued for services             12,419,894         12,420      2,358,618                                   2,371,038
Subscribed shares unissued                                                            174,437                       174,437
Warrants to purchase shares                                               4,900                                       4,900
Net loss                                                                                          (6,822,212)    (6,822,212)
                                     ------------   ------------   ------------  ------------   ------------   ------------


Balance at December 31, 1999           35,298,622   $     35,298   $ 16,881,759  $    174,437   $(13,706,533)  $  3,384,961
                                     ============   ============   ============  ============   ============   ============




          See accompanying notes to consolidated financial statements.

                       GREENLAND CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Cash Flows
                       Years Ended December 31, 1999 and 1998


                                                                          1999                1998
                                                                     -------------       --------------
Cash flows from operating activities:
  Net loss                                                           $  (6,822,212)      $   (3,322,163)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Depreciation and amortization                                          253,224                6,319
    Gain on disposal of AMR technology                                    (713,277)                 -0-
    Allowance for uncollectible note receivable                          1,900,000              189,143
    Realized loss on disposal of investment                              1,300,000              500,000
    Gain on sale of equipment                                               (1,488)                 -0-
    Stock issued for services                                            2,119,706            1,929,025
    (Increase) decrease in:
      Accounts receivable                                                   (6,508)             102,336
      Inventories                                                         (299,116)                 -0-
      Accounts receivable - officers and other assets                      140,086             (103,337)
    Increase (decrease) in:
      Trade accounts payable                                               254,246               49,170
      Accrued expenses                                                     583,208              (78,508)
                                                                     -------------       --------------

        Net cash used in operating activities                           (1,292,131)            (728,015)
                                                                     -------------       --------------

Cash flows from investing activities:
  Purchase of equipment                                                   (189,765)                (581)
  Proceeds from sale of equipment                                            8,000                  -0-
                                                                     -------------       ----------------
        Net cash used in investing activities                             (181,765)                (581)
                                                                     -------------       --------------

Cash flows from financing activities:
  Proceeds from sale of stock                                            1,105,701              352,400
  Proceeds from subscribed shares unissued                                 174,437                  -0-
  Repayment of stock subscription                                          (11,000)                 -0-
  Amounts borrowed from stockholders                                           -0-              223,000
  Proceeds from notes payable to related parties                           327,000                  -0-
  Repayments of notes payable to related parties                            (5,000)                 -0-
  Proceeds from notes payable                                              110,100              150,000
  Proceeds from sale of stock warrants                                       4,900                  -0-
                                                                     -------------       --------------

        Net cash provided by financing activities                        1,706,138              725,400
                                                                     -------------       --------------



          See accompanying notes to consolidated financial statements.

                          GREENLAND CORPORATION AND SUBSIDIARY
                          Consolidated Statements of Cash Flows
                          Years Ended December 31, 1999 and 1998
                                        (continued)

                                                                          1999                 1998
                                                                     -------------       --------------

        Increase (decrease) in cash                                        232,242               (3,196)

Cash at beginning of year                                                    3,332                6,528
                                                                     -------------       --------------

Cash at end of year                                                  $     235,574       $        3,332
                                                                     =============       ==============

Supplemental information:

  Cash paid for interest                                             $      19,153       $       22,349
                                                                     =============       ==============

  Cash paid for income taxes                                         $         -0-       $          -0-
                                                                     =============       ==============

Supplemental disclosure of non cash investing and financing activities:

       The Company acquired assets in the amount of $473,277 and $2,625,000 by assuming debt and issuing stock in 1999 and 1998, respectively.

       The Company repaid debt through the issuance of stock in the amounts of $12,000 and $650,000 in 1999 and 1998, respectively.

       In 1999, the Company transferred debt and accrued interest in the amount of $435,250 and an investment in the amount of $1,450,000 to a stockholder in exchange for stock of $285,250.

       The Company exchanged its AMR technology property for shares of convertible preferred stock in the amount of $900,000 in 1999.

       At December 31, 1999, the Company has a receivable from its officers in the amount of $161,838 for the employee portion of withholding from compensation paid in the form of Company stock.

       At December 31, 1999, the Company has a receivable from its employees in the amount of $26,080 for the employee portion of withholding from compensation paid in the form of Company stock.

       In 1999 the Company provided compensation advances to certain officers in the form of common stock in the amount of $63,414.

       The Company paid for1999 services by issuing shares of its common stock in the amount of $2,119,706.

          See accompanying notes to consolidated financial statements.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                        Years Ended December 31, 1999 and 1998


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

           Greenland Corporation is engaged in the production, distribution, servicing and marketing of advanced automatic check cashing machines similar to bank ATMs through its wholly-owned subsidiary Check Central, Inc. (collectively, the Company). The Company markets and sells its products throughout the United States and grants unsecured credit to its customers.

           BASIS OF CONSOLIDATION

           The consolidated financial statements include the accounts of Greenland Corporation and its wholly-owned subsidiary Check Central, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

           DEVELOPMENT STAGE

           The Company was formed on July 17, 1986 and was in the development stage until September 1994, when it acquired its subsidiary Gam Properties, Inc. Upon the disposition of the subsidiary at December 31, 1997, the Company reentered the development stage and was in the development stage until the third quarter of 1999.

           INVENTORIES

           Inventories are stated at lower of cost, first-in first-out basis, or market. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

           PROPERTY AND EQUIPMENT

           Property and equipment, including renewals and betterments are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 1.5 to 7 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations.

           Expenditures for maintenance and repairs are charged to operations as incurred.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           CAPITALIZATION OF INTERNAL-USE SOFTWARE COSTS

           The Company capitalizes internal and external costs incurred to develop internal-use computer software during the application and development stage. Capitalized software is amortized over a period of 5 years using the straight-line method. Amortization begins when the software is available for its intended use.

           STOCK-BASED COMPENSATION

           The Company accounts for stock-based compensation plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." (SFAS 123). This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to account for its stock based compensation to employees under APB 25.

           REVENUE RECOGNITION

           The Company recognizes revenue and related cost of sales when product is shipped or services are rendered.

           ADVERTISING

           Expenditures for advertising and sales promotion are charged to expense as incurred. Advertising costs for the years ended December 31, 1999 and 1998 were $63,938 and $32,139, respectively.

           INCOME TAXES

           The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Deferred income taxes are recorded for these temporary differences.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998



Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           SHARES ISSUED TO ACQUIRE GOODS AND SERVICES FROM NON-EMPLOYEES

           The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

           USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

           RECLASSIFICATIONS

           Certain amounts on the 1998 financial statements have been reclassified to conform to the 1999 presentation.

           NEW ACCOUNTING PRONOUNCEMENTS

           REPORTING THE COST OF START-UP ACTIVITIES

           Effective January 1, 1999, the Company adopted Statement of Position
           (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides, among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of the standard did not have a material effect on the Company's financial statements.

           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (Deferred to all fiscal quarters of all fiscal years beginning after June 2000 by SFAS 137). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE.

           Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134) issued by the FASB is effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities". The statement does not affect the Company's financial position or results of operations.

           RESCISSION OF FASB STATEMENT NO. 75 AND TECHNICAL CORRECTIONS

           Statement of Financial Accounting Standards No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" (SFAS No. 135) issued by the FASB is effective for financial statements with fiscal years ending after February 15, 1999. Earlier Application is encouraged. SFAS No. 135 rescinds FASB statement No. 75 "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units". The Statement also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. The Company adopted SFAS No. 135 for the year ended December 31, 1999, and the statement did not have a material effect on its financial position or results of operations.

           TRANSFER OF ASSETS TO A NOT-FOR-PROFIT ORGANIZATION OR CHARITABLE
           TRUST

           Statement of Financial Accounting No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" (SFAS No. 136) issued by the FASB is effective for financial statements issued for fiscal periods beginning after December 15, 1999. Earlier application is encouraged. SFAS No. 136 establishes standards for transactions in which a donor entity makes a contribution by transferring assets to a not-for-profit organization or charitable trust. The statement does not affect the Company's financial position or results of operations.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 2.    GOING CONCERN UNCERTAINTY

           As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of $575,446 and a retained deficit of $13,706,553 as of December 31, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. Subsequent to December 31, 1999, the Company fully subscribed its private placement offering realizing $2,170,513 in net proceeds. In addition, the Company realized $582,500 from the exercise of class A warrants. Proceeds from the exercise of all outstanding warrants could total $36 million. The Company is also pursuing institutional and private party lending and purchase order financing. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

Note 3.    CONCENTRATION OF CREDIT RISK

           The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Note 4.    RECEIVABLES FROM EMPLOYEES

           In 1999, the Company held receivables from employees for the employees' portion of payroll tax withholding paid by the Company from compensation paid in the form of Company stock.

Note 5.    INVENTORIES

           Inventories at December 31, 1999 were as follows:

           Raw materials                                           $  181,649
           Work-in-process                                            175,981
           Finished goods                                                 -0-
                                                                   ----------

                                                                      357,630
           Less allowance for obsolescence                            (58,514)
                                                                   ----------

                                                                   $  299,116
                                                                   ==========

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 6.    ACCOUNTS RECEIVABLE - OFFICERS

           In 1999, the Company held receivables from officers for the officers' portion of payroll tax withholding paid by the Company from compensation paid in the form of Company stock.

           In 1998, the Company prepaid certain compensation costs to its officers and employees in the amount of $147,507. These costs were expensed in 1999.

Note 7.    PROPERTY AND EQUIPMENT

           Net property and equipment at December 31, 1999 and 1998 was as follows:

                                                                       1999           1998
                                                                   ------------      ----------

           Computers and equipment                                 $  115,852        $      -0-
           Demonstration equipment                                     30,334               -0-
           Furniture and fixtures                                      71,935            43,053
           Leasehold improvements                                       3,300               -0-
                                                                   ----------        ----------

                                                                      221,421            43,053
           Accumulated depreciation                                    31,417            18,453
                                                                   ----------        ----------

                                                                   $  190,004        $   24,600
                                                                   ==========        ==========

           Depreciation expense for the years ended December 31, 1999 and 1998 was $17,850 and $6,319, respectively.

Note 8.    NOTES RECEIVABLE

           During 1998, the Company exchanged 1,100,000 convertible preferred shares in a public company for notes receivable valued at $1,900,000 with interest at 9%. The Company has substantial doubt about the collectibility of the notes and has established a 100% allowance at December 31, 1999. The Company does not recognize interest income on impaired notes.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998



Note 9.    INVESTMENTS

           Investments at December 31, 1999 and 1998 consisted of the following:

                                                                         1999            1998
                                                                     -----------     ------------

           Convertible preferred stock recorded at the lower of
             cost or market (Note 19).                               $   900,000     $        -0-

           25,000 shares in a public company at a cost of $55,000.
             The stock is not currently traded and a reserve has
             been established for the full amount of the assets.
             During 1999, the Company eliminated the asset and
             reserve account.                                                -0-           55,000

           49% interest in a limited liability company accounted
             for under the equity method. The Company has been
             unsuccessful in locating the principals of this LLC
             in the last three years. Accordingly, a reserve has
             been established for the full amount. During 1999,
             the Company eliminated the asset and reserve account.           -0-           134,143

           290,000 convertible preferred shares in GAHI, a public
             company. The shares are convertible in December 1999
             to the number of common shares (at the then current
             market price) equivalent to $1,450,000. The shares
             were sold during 1999 to an officer of the Company (Note
             17).                                                            -0-        1,450,000
                                                                     -----------     ------------

                 Total                                                   900,000        1,639,143

           Less reserve                                                      -0-          189,143
                                                                     -----------     ------------

                                                                     $   900,000     $  1,450,000
                                                                     ===========     ============

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 10.         INTANGIBLE ASSETS

           Intangible assets at December 31, 1999 and 1998 consisted of the following:

                                                                         1999             1998
                                                                    ------------   --------------

           Capitalized software costs                               $    344,278     $    186,723
           Licenses                                                      675,000          675,000
           Excess of purchase price over fair value of net
             assets acquired                                           2,079,000        1,950,000
                                                                    ------------     ------------

                                                                       3,098,278        2,811,723

           Less accumulated amortization                                 235,375              -0-
                                                                    ------------     ------------

                                                                    $  2,862,903     $  2,811,723
                                                                    ============     ============

           In 1999, the Company capitalized $344,278 of costs incurred to upgrade and enhance the check cashing software purchased from Check Central, Inc. (Note 11). The software was not ready for its intended use at December 31, 1999. The Company amortizes capitalized software costs over 5 years. The Company incurred $1,175,982 in 1999 related to engineering design.

           During 1998, as part of the purchase of the net assets of Check Central, Inc. (Note 11), the Company acquired licenses to use certain software in the development of check cashing machines. The Company is amortizing these licenses over 5 years. The excess of the purchase price over the fair value of the identifiable net assets acquired was capitalized and is being amortized over 12 years.

Note 11.   BUSINESS COMBINATION

           During 1998, the Company acquired 100% of Check Central, Inc. (a Nevada corporation) by issuing 3,500,000 shares of its common stock with a fair value of $2,625,000 in exchange for all of the outstanding common stock of Check Central, Inc. The transaction was accounted for as a purchase. The accompanying consolidated financial statements include all of the operating results of Check Central, Inc. since the acquisition date. The Company allocated $675,000 of the purchase price to the software and $1,950,000 to the excess of the purchase price over the fair value of the net assets acquired. In 1999, the Company issued additional shares with a fair value of $129,000 in final settlement of the purchase. The fair value of these shares was added to the excess of the purchase price over the fair value of the net assets acquired.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 12.   LINE OF CREDIT

           The Company has a revolving line-of-credit agreement with a commercial bank which allows for advances up to a maximum of $50,000. There were no outstanding borrowings on this line of credit at December 31, 1999 and 1998. The line expires December 10, 2000. The line bears interest at the bank's reference rate plus 2.5%.

Note 13.   NOTES PAYABLE

           Notes payable at December 31, 1999 and 1998 were as follows:

                                                                      1999             1998
                                                                  ------------     ------------

           Notes payable to an individual, interest at 8%,
             payable monthly; balance due at various dates
             through May 2000.  Secured by Company assets.        $   38,300       $      -0-

           Notes payable to an individual, interest at 8%,
             payable monthly; principal due at various dates
             through May 2000.  Secured by Company assets.            33,600              -0-

           Note payable to an individual, interest at 8%,
             payable monthly; principal due May 2000.
             Secured by Company assets.                               14,400              -0-

           Note payable to an individual, interest at 8%,
             payable monthly; principal due July 2000.
             Secured by Company assets.                               11,800              -0-

           Note payable to an individual, with interest at 8%.
             Due December 31, 1998.                                      -0-          125,000

           Note payable to an individual, no interest.
             Due January 1999.                                           -0-           25,000
                                                                  ----------       ----------

                                                                  $   98,100       $  150,000
                                                                  ==========       ==========

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 14.   ACCRUED EXPENSES

           Accrued expenses at December 31, 1999 consist of the following:

           Accrued stock compensation                             $  251,901
           Accrued payroll liabilities                               245,715
           Accrued interest                                           38,292
           Accrued warranty expense                                   26,500
           Customer deposits                                          10,000
           Income taxes payable                                          550
                                                                  ----------

                                                                  $  572,958
                                                                  ==========


Note 15.   NOTES PAYABLE TO RELATED PARTIES

                                                                      1999             1998
                                                                  ------------     ------------

           Notes payable to a related party and stockholder.
             Interest at 8%, payable monthly.  Principal due
             at various times through July 2000.                  $  100,000       $      -0-

           Note payable to a stockholder and officer of the
             Company.  Interest at 8%.  Principal due
             December 2000.                                          100,000              -0-

           Note payable to a stockholder and officer of the
             Company.  Interest at 8%.  Principal due
             February 2000.                                           25,000              -0-

           Note payable to a stockholder and officer of the
             Company.  Interest at 8%.  Principal due March
             2000.                                                    20,000              -0-

           Notes payable to a stockholder and officer of the
             Company.  Interest at 8%.  Principal due at
             various times through May 2000.                          15,000              -0-

           Note payable to a stockholder.  Interest at 8%.
             Principal due January 2000.                               5,000              -0-

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 15.   NOTES PAYABLE TO RELATED PARTIES (continued)

                                                                      1999             1998
                                                                  ----------       ----------

           Note payable to a stockholder.  Interest at 8%.
             Principal due January 2000.                               5,000              -0-

           Notes payable to an officer and stockholder.
             Interest at 8% due February 28, 2000. This note
             was settled during 1999 through the issuance of
             common stock and the sale of Golden Age Homes,
             Inc. (Note 17).                                             -0-          223,000
                                                                  ----------       ----------

                                                                  $  270,000       $  223,000
                                                                  ==========       ==========

           In connection with the loans, the Company sold warrants for $4,900 to acquire 1,166,329 shares of Company common stock. The warrants have an exercise period of two years and 50% are exercisable at $.10 and 50% at $.13.

Note 16.   STOCKHOLDERS' EQUITY

           PRIVATE PLACEMENTS OF COMMON STOCK

           On July 28, 1999, the Company offered to sell, pursuant to a confidential private placement memorandum, up to 1,600,000 units of common stock and attached warrants at $5 per unit. Proceeds from the offering were to be used to fund development and begin manufacture of the Company's check cashing machines. Each unit offered included 11.5 shares of common stock and warrants to purchase 30 additional shares of common stock at prices ranging from $.50 per share to $1.50 per share. In 1999, the Company realized net proceeds of $1,280,138 after deducting costs related to the offering of $1,685,450.

           COMMON STOCK ISSUED IN EXCHANGE FOR SERVICES

           The Company issued 12,419,894 and 5,135,053 shares of its common stock for services during the years ended December 31, 1999 and 1998, respectively. The Company has recognized expenses for such services in the amount of $2,371,038 and $1,879,025 in 1999 and 1998, respectively.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 16.   STOCKHOLDERS' EQUITY (continued)

           SUBSCRIBED SHARES UNISSUED

           During 1999, the Company received $174,437 for the purchase of 930,354 shares of common stock. The shares were unissued as of December 31, 1999. The proceeds from the unissued shares are carried in the accompanying consolidated statement of stockholders equity.

           COMMON STOCK OPTION PLANS

           During 1999, the Company adopted a stock option plan for employees, directors and consultants. The Company's stockholders have authorized a total of 8,000,000 common shares to be available for grant under the plan. The plan allows for incentive options with exercise prices of at least 100% of the fair market value of the Company's common stock. However, 10% or greater shareholders may not be granted options with exercise prices below 110% of the fair market value of the Company's common stock.

           The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25. No options were issued with an exercise price below the estimated fair market value of the Company's common stock at the date of grant. Accordingly, no compensation cost has been recognized.

           Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999: risk free interest rate of 5.25%; dividend yield of 0%; expected lives of the options of 5 to 10 years; and volatility of 2.09.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 16.   STOCKHOLDERS' EQUITY (continued)

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effects on compensation expense and net income had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the year ended December 31, 1999 are as follows:

            Net loss, as reported                                                   $ (6,822,212)
            Adjustment to compensation expense under SFAS 123                           (784,724)
                                                                                    ------------

            Net loss, pro forma                                                     $ (7,606,936)
                                                                                    ============

            Loss per share, pro forma                                               $       (.30)
                                                                                    ============

            The following summary presents the options under the plan granted, exercised, expired and outstanding at December 31, 1999:

                                                                                        Weighted
                                                                                        Average
                                                                     Number of         Exercise
                                                                      Shares             Price
                                                                     ---------         ---------

            Outstanding at January 1, 1999                                  --          $   .00
            Granted                                                  6,255,000              .16
            Exercised                                                       --
            Expired                                                         --
                                                                    ----------          -------

            Outstanding at December 31, 1999                         6,255,000          $   .16
                                                                    ==========          =======

            Options exercisable at December 31, 1999                 2,992,000          $   .16
                                                                    ==========          =======

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 16.   STOCKHOLDERS' EQUITY (continued)

            The weighted average fair value of options granted during 1999 was $.16.

            The following summary presents the exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 1999:

                                    Non-exercisable Options                 Exercisable Options
                                    -----------------------              -------------------------
                                                 Weighted                               Weighted
                                                 Average                                 Average
                                                Remaining                               Remaining
                                               Contractual                             Contractual
            Exercise Price          Number         Life                  Number            Life
            --------------          ------      ----------               ------         ----------

                  .15              2,540,000    6.93 years             2,510,000        7.71 years
                  .20                723,000    9.19 years               482,000        9.19 years

            WARRANTS

            The following summary presents warrants sold, exercised, expired and outstanding at December 31, 1999:

                                                                                        Weighted
                                                                                        Average
                                                                     Number of         Exercise
                                                                      Warrants           Price
                                                                      --------           -----

            Outstanding at January 1, 1999                                  --          $   .00
            Issued                                                  21,677,385              .85
            Exercised                                                       --
            Expired                                                         --
                                                                  ------------          -------

            Outstanding at December 31, 1999                        21,677,385          $   .85
                                                                  ============          =======

            Warrants exercisable at December 31, 1999               21,677,385          $   .85
                                                                  ============          =======

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 16.    STOCKHOLDERS' EQUITY (continued)

            The following summary presents the exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's stock warrants at December 31, 1999:

                                                    Outstanding Warrants
                                                    --------------------
                                                                  Weighted
                                                                   Average
                                                                  Remaining
                                                                 Contractual
                       Exercise Price            Number              Life
                       --------------            ------          -----------

                               .10              1,166,330        1.23 years
                               .13                833,330        1.17 years
                               .15                 83,332        1.00 years
                               .20                933,333        2.29 years
                               .25                850,000        2.42 years
                               .50              5,937,020          .78 years
                              1.00              5,937,020        1.28 years
                              1.50              5,937,020        1.78 years

            COMMON STOCK SPLITS

            The Company effected a 1:10 reverse stock split on July 2, 1998. All references to stock prices and numbers of shares in these financial statements have been adjusted to reflect the reverse split as if it were effective on the earliest date reported.

Note 17.    RELATED PARTY TRANSACTIONS

            In 1999, due to cash requirements, the Company sold its 290,000 shares of convertible preferred stock in Golden Age Homes, Inc. to one of its officers. The shares were not convertible until December 1999 and the value at the time of conversion was uncertain. The shares were carried at $1,450,000 at the time of sale. As part of the transaction, the Company was relieved of debts totaling $435,250 and issued 2,800,000 shares to the officer valued at $285,250. The Company recorded a loss of $1,300,000 on the transaction.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 18.    PROVISION FOR INCOME TAXES

                                                                     1999             1998
                                                                  ----------       ----------

           Current:
                Federal                                           $      -0-       $      -0-
                State                                                    800              -0-
                                                                  ----------       ----------

                                                                         800              -0-
                                                                  ----------       ----------

           Deferred:
                Federal                                              604,000              -0-
                State                                                191,000              -0-
                Tax benefit of net operating loss carryforwards    1,954,000          701,000
                                                                  ----------       ----------

                                                                   2,749,000          701,000

                Change in valuation allowance                     (2,749,000)        (701,000)
                                                                  ----------       ----------

                                                                         800              -0-

                Discontinued operations                                  -0-              -0-
                                                                  ----------       ----------
                                                                  $      800       $      -0-
                                                                  ==========       ==========

           The total change in the valuation allowance from continuing and discontinued operations for the years ended December 31, 1999 and 1998 was $2,402,000 and $1,300,000, respectively.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 18.   PROVISION FOR INCOME TAXES (continued)

           Income tax benefit at the federal statutory rate is reconciled to the Company's actual income tax provision as follows:

                                                    1999                           1998
                                           ----------------------        -----------------------
                                                           % of                           % of
                                                          Pretax                         Pretax
                                            Amount        Income          Amount         Income
                                            ------        ------          ------         ------

           Federal income tax
             benefit at statutory rate    $ (2,562,000)     (34.00%)   $ (618,700)     (34.00%)

           State tax benefit, net
             of federal tax provision         (439,000)      (5.83%)     (106,000)      (5.83%)

           Change in valuation
             allowance                       2,749,000       36.48%       701,000       38.52%

           Permanent variance in stock
             issued for services               283,900        3.76%           -0-         .00%

           Other                               (31,100)       (.41%)       23,700        1.31%
                                          ------------    ---------    ------------    ---------

           Total income tax
             provision                    $        800        0.00%    $        -0-        0.00%
                                          ============    =========    ============    =========

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 18.   PROVISION FOR INCOME TAXES (continued)

           The Company's total deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                     1999            1998
                                                                -------------    -------------

                 Deferred tax asset:
                      Net operating loss carryforwards              3,997,000        2,300,000
                      Note receivable allowance                       814,000              -0-
                      Other                                           113,000              -0-
                                                                -------------    -------------

                           Total deferred tax asset:                4,924,000        2,300,000

                      Valuation allowance                          (4,702,000)      (2,300,000)
                                                                -------------    -------------

                           Net deferred tax asset                     222,000              -0-
                                                                -------------    -------------

                 Deferred tax liability:
                      State income tax                                222,000              -0-
                                                                -------------    -------------

                           Total deferred tax liability               222,000              -0-
                                                                -------------    -------------

                           Net deferred tax                     $         -0-    $         -0-
                                                                =============    =============

            Federal and state net operating loss carryforwards of $10,397,000 and $5,229,000 will expire through 2019 and 2004, respectively. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998

Note 19.    DISCONTINUED OPERATIONS

            In April 1999, the Company sold its automated meter reading technology (AMR division) in exchange for shares of convertible preferred stock with a face value of $900,000. Accordingly, the AMR division is accounted for as discontinued operations and its operating results are shown separately in the accompanying financial statements. The consolidated statement of operations for 1998 has been reclassified to conform with the 1999 presentation. The AMR division had no net sales in 1999 and 1998. The only asset identifiable with the AMR division consisted of the automated meter reading technology. The Company realized a gain of $713,277 on the disposal of this asset.

Note 20.    OPERATING LEASE

            The Company leases its office facilities under an operating lease expiring April 30, 2000 with monthly payments of $7,488 due at the beginning of the month. At the end of the lease term, the Company has the right to renew the lease under the same terms and conditions for a period of five years. Rent in the first year of the option will be $7,488 increasing annually at a fixed rate of 4%.

            Rent expense under the lease was $86,424 and $73,313 for the years ended December 31, 1999 and 1998, respectively. Future minimum lease payments under the lease are $29,952 for the year ended December 31, 2000.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998

Note 21.    FAIR VALUE OF FINANCIAL INSTRUMENTS

            The estimated fair value of the Company's financial instruments are as follows:

                                                      1999                       1998
                                              ----------------------------------------------
                                              Carrying     Fair          Carrying      Fair
                                               Amount      Value          Amount       Value
                                               ------      -----          ------       -----

            Assets:
               Cash                         $  235,574  $   235,574   $     3,332   $    3,332
               Receivables from employees       26,080       26,080           -0-          -0-
               Accounts receivable - officers  161,838      161,838        44,250       44,250
               Notes receivable                    -0-          -0-     1,900,000    1,900,000

               Investments                     900,000                  1,450,000

            Liabilities:
               Notes payable                    98,100       98,100       150,000      150,000
               Notes payable to related
                  parties                      270,000      270,000       223,000      223,000

            The carrying values of receivables from employees, accounts receivable - officers, notes receivable, notes payable and notes payable to related parties approximate fair value due to their short-term nature and interest rates which approximate market rates.

            The fair value of the investments is not determinable because quoted market prices are not available and the costs of obtaining independent valuations are excessive.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 22.    EARNINGS PER SHARE

            The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, such as stock options, warrants or convertible debentures.

            The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                                    1999              1998
                                                                ------------     -------------

            Numerators for basic earnings per share -
              Loss from continuing operations                   $ (7,535,489)    $  (1,819,756)
              Gain (loss) from discontinued operations          $    713,277     $  (1,502,407)

            Denominator for basic earnings per share
              weighted-average shares                             25,261,805         7,702,050

            Denominator for diluted loss per share -
              adjusted weighted-average shares and
              assumed conversions                                 25,261,805         7,702,050

            Basic earnings (loss) per share:
              Continuing operations                             $       (.30)    $        (.23)
                                                                ============     =============
              Discontinued operations                           $        .03     $        (.20)
                                                                ============     =============
              Net loss                                          $       (.27)    $        (.43)
                                                                ============     =============

            Diluted earnings (loss) per share:
              Continuing operations                             $       (.30)    $        (.23)
                                                                ============     =============
              Discontinued operations                           $        .03     $        (.20)
                                                                ============     =============
              Net loss                                          $       (.27)    $        (.43)
                                                                ============     =============

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 22.    EARNINGS PER SHARE (continued)

            Options and warrants in the amount of 27,932,385 were outstanding during 1999 but were not included in the computation of diluted EPS because the effect of their exercise would be anti-dilutive.

            For the year ended December 31, 1998, common stock outstanding is adjusted retroactively to equivalent shares as a result of a 1:10 reverse stock split during July 1998.

Note 23.    SEGMENTS AND MAJOR CUSTOMERS

            The Company has two reportable segments consisting of (1) the sale and distribution of automatic check cashing machines and (2) customer service and fee income earned through check cashing transaction processing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

            The following is information for the Company's reportable segments for the year ended December 31, 1999:

                                             Sales      Processing
                                            Segment     Segment      Unallocated       Total
                                            -------     -------      -----------       -----

            Revenue                       $  267,990  $     4,052   $        -0-  $    272,042
            Gross margin                     (14,509)    (259,284)                    (273,793)
            Depreciation and amortization      4,213       68,020        180,991       253,224
            Interest expense                                              43,353        43,353
            Other, net                                                 7,036,391     7,036,091
            Income (loss) from continuing
              operations before income
              taxes                          (18,722)    (255,232)    (7,260,735)   (7,534,689)

            Identifiable assets           $   30,334  $    67,202   $  4,655,401  $  4,752,937
            Capital expenditures              30,334      540,479         92,229       663,042

            The processing segment's gross margin is net of $67,500 of depreciation expense.

            The Company had one reportable segment during 1998.

            The Company had one customer which accounted for 100% of the Company's sales during the year ended December 31, 1999.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 24.    SUBSEQUENT EVENTS

            REPURCHASE OF DISTRIBUTION RIGHTS

            During March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM.Ltd. (SmartCash). In consideration, the Company agreed to release certain restrictions on Company common stock held by SmartCash, issue warrants to repurchase shares of Company common stock, loan SmartCash $200,000 and continue to pay commissions on sales of machines until said commissions equal $320,000.

            ADDITIONAL COMMON STOCK ISSUED

            Subsequent to year-end, the Company issued 930,354 shares in satisfaction of the sale of common stock. During 1999, the Company received proceeds in the amount of $174,437 which is shown as subscribed shares unissued in the accompanying consolidated statement of stockholders equity (Note 16).

            Subsequent to year-end, the Company sold an additional 11,576,342 shares pursuant to the confidential private placement memorandum (Note 16) and realized total proceeds of $2,170,513.

            SHARES ISSUED TO REPAY NOTES PAYABLE

            During January and March 2000, the Company issued 1,036,000 shares in settlement of notes payable totaling $181,851.

            SHARES ISSUED FOR SERVICES

            Subsequent to year-end, the Company issued 1,579,097 shares in payment of services performed during 1999 and 2000 totaling $1,342,402.

            AGREEMENT TO SUPPLY MACHINES

            Subsequent to year end the Company entered into agreements with two companies to place its check cashing machines in stores throughout the west coast, midwest and southwest United States.

                         GREENLAND CORPORATION AND SUBIDIARY
                      Notes to Consolidated Financial Statements
                                      (Continued)
                        Years Ended December 31, 1999 and 1998


Note 25.    YEAR 2000 CONVERSION (UNAUDITED)

            The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures.

            The Company's accounting software and other applications used in its operations were purchased from outside vendors. Management believes that these applications are Year 2000 compliant. As a result, management of the Company does not believe that the Year 2000 issue will have an adverse impact on its financial statements or on its operations.

Note 26.    FOURTH QUARTER RESULTS

            During the fourth quarter of 1999, certain year-end adjustments were made to, among other items capitalize internally developed software, amortize intangibles and record an allowance for uncollectible receivables. The aggregate effect of fourth quarter adjustments was to increase net losses for the fourth quarter by $750,813.