Form 10QSB
period 2000-03-31
GREENLAND CORP
filed 2000-05-22
CIK 852127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
           COMMISSION FILE NO. 017833

                                    GREENLAND
                                    ---------
                                   CORPORATION
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

            NEVADA                                             87-0439051
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)

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

                                 [X] YES [ ] NO

                       APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

CLASS A COMMON STOCK                                        53,102,481
  $0.001 PAR VALUE                                     AS OF APRIL 28, 2000

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE)

YES       NO  X
    ---      ---

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS


PART I.           Financial Information
ITEM 1.           Financial Statements (unaudited)


         - Condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999

         - Condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999

         - Condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2000, and the year ended December 31, 1999

         - Condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999

         -   Notes to condensed consolidated financial statements

ITEM 2. Management's discussion and analysis of financial condition and results of operations

PART II.      Other Information
              Signatures

                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                              March 31,            December 31,
                                                                                                2000                   1999
                                                                                          ------------------      ---------------
Current Assets:
      Cash                                                                                      $ 1,059,748           $  235,574
      Accounts receivable (less allowance for uncollectible
          accounts of $148,959 in 2000, and $120,300 in 1999)                                       115,723                6,508
      Receivables from employees                                                                     72,928               26,080
      Inventories                                                                                   282,387              299,116
      Accounts receivable - officers                                                                161,838              161,838
      Prepaid officers compensation                                                                  64,000               63,414
      Notes receivable                                                                              200,000                  -0-
      Other current assets                                                                           20,540                  -0-
                                                                                          ------------------      ---------------

           Total Current Assets                                                                   1,977,164              792,530

      Property and equipment, net                                                                   430,012              190,004
      Long term notes receivable, net                                                                   -0-                  -0-
      Investments                                                                                   900,000              900,000
      Intangibles, net                                                                            3,184,539            2,862,903
      Other assets                                                                                  112,986                7,500
                                                                                          ------------------      ---------------

           Total Assets                                                                         $ 6,604,701           $4,752,937
                                                                                          ==================      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Notes payable                                                                                 392,950            $  98,100
      Trade accounts payable                                                                        294,719              426,918
      Accrued expenses                                                                              531,543              572,958
      Current portion of capital leases                                                              12,977                  -0-
      Note payable to related parties                                                               100,000              270,000
                                                                                          ------------------      ---------------

           Total Current Liabilities                                                              1,332,189            1,367,976

Long term liabilities:
      Long term portion of capital leases                                                           138,357                  -0-
                                                                                          ------------------      ---------------

Total Liabilities                                                                                 1,470,546            1,367,976
                                                                                          ------------------      ---------------

Stockholders' Equity:
      Common stock $.001 par value; 100,000,000 shares authorized,
            51,570,581 (35,298,622 in 1999) issued and outstanding                                   51,571               35,298
      Additional paid-in capital                                                                 20,691,598           16,881,759
      Subscribed shares unissued                                                                     52,754              174,437
      Retained deficit                                                                          (15,661,768)         (13,706,533)
                                                                                          ------------------      ---------------

           Total Stockholders' Equity                                                             5,134,155            3,384,961
                                                                                          ------------------      ---------------

           Total Liabilities and Stockholders' Equity                                           $ 6,604,701          $ 4,752,937
                                                                                          ==================      ===============


    See accompanying notes to Condensed Consolidated Financial Statements

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                  Three Months Ended
                                                                         March 31,                   March 31
                                                                           2000                        1999
                                                                  ----------------------        -----------------
      Revenues                                                            $      79,268               $       634
      Cost of goods sold                                                        634,980                         0
                                                                  ----------------------        -----------------

           Gross loss                                                          (555,712)                      634
                                                                  ----------------------        -----------------

      Operating Expense:
          General and administrative expenses                                   799,952                   979,815
          Research and development costs                                        220,090                   275,058
          Repurchase of distributor agreement                                   320,000                         0
                                                                  ----------------------        -----------------

      Total operating expenses                                                1,340,042                 1,254,873
                                                                  ----------------------        -----------------

           Operating loss                                                    (1,895,754)               (1,254,239)
                                                                  ----------------------        -----------------

      Other income (expense):
          Loss on sale of investments                                           (42,500)               (1,164,750)
          Interest expense                                                      (14,577)                  (18,984)
          Other income (expense)                                                    796                         0
                                                                  ----------------------        -----------------

      Total other income (expense)                                              (56,281)               (1,183,734)
                                                                  ----------------------        -----------------

               Loss before income taxes                                      (1,952,035)               (2,437,973)

      Income tax expense                                                          3,200                         0
                                                                  ----------------------        -----------------

      Net Loss                                                            $  (1,955,235)              $(2,437,973)
                                                                  ======================        =================

      Net loss per share:
           Basic loss per share                                                   (0.04)                    (0.16)
           Diluted loss per share                                                 (0.04)                    (0.16)

      Weighted average shares outstanding
           Basic                                                             44,441,140                15,515,958
           Diluted                                                           44,441,140                15,515,958

     See accompanying notes to Condensed Consolidated Financial Statements

                      GREENLAND CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Common Stock             Additional      Subscribed
                                    --------------------------     Paid - in         Shares           Retained
                                     Shares         Amount          Capital         Unissued           Deficit           Total
                                    ------------ -------------  ---------------- ---------------  ------------------ --------------
Balance at December 31, 1998         12,708,331      $ 12,708       $12,652,183  $                   $  (6,884,321)     $5,780,570

Shares issued to retire debt and
   to purchase asset                  4,273,166         4,273           766,254                                            770,527
Sale of common stock                  5,897,231         5,897         1,099,804                                          1,105,701
Shares issued for services           12,419,894        12,420         2,358,618                                          2,371,038
Subscribed shares unissued                                                          174,437                                174,437
Warrants to purchase shares                                               4,900                                              4,900
Net loss                                                                                                (6,822,212)     (6,822,212)

                                    ------------ -------------  ---------------- ---------------  ------------------ --------------
Balance at December 31, 1999         35,298,622      $ 35,298       $16,881,759  $  174,437          $ (13,706,533)     $3,384,961
                                    ------------ -------------  ---------------- ---------------  ------------------ --------------


Shares issued to retire debt and
    to purchase asset                 2,121,540         2,122         1,031,329                                          1,033,451
Sale of common stock                 11,576,341        11,576         2,158,938                                          2,170,514
Shares issued for services            1,925,087         1,926           490,622                                            492,548
Subscribed shares issued                648,991           649           121,034    (121,683)                                     0
Warrants to purchase shares                                               7,916                                              7,916
Net loss                                                                                                (1,955,235)     (1,955,235)

                                    ------------ -------------  ---------------- ---------------  ------------------ --------------
Balance at March 31, 2000            51,570,581      $ 51,571       $20,691,598  $   52,754          $ (15,661,768)     $5,134,155
                                    ============ =============  ================ ===============  ================== ==============


     See accompanying notes to Condensed Consolidated Financial Statements

                      GREENLAND CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Three months ended
                                                                           March 31,          March 31,
                                                                             2000               1999
                                                                      ----------------- ------------------
     Cash flows from operating activities:
          Net loss                                                        $ (1,955,235)      $ (2,437,973)
          Adjustments to reconcile net loss to cash used in
              operating activities:
               Depreciation and amortization                                   127,030              3,283
               Allowance for uncollectible account                              28,659                  -
               Realized loss on disposal of investments                         42,500                  -
               Unrealized decrease in investments                                    -          1,164,750
               Repurchase of distributor agreement                             320,000
               Stock issued for services                                       492,548            938,306
               (Increase) decrease in
                    Account receivable                                         (60,374)            19,250
                    Inventories                                                 16,729            (53,205)
                    Prepaid expenses                                            63,414                626
                    Account receivable - officers and other assets            (106,698)                 -
               Increase (decrease) in:
                    Trade account payable                                     (132,199)            13,780
                    Accrued expenses                                           116,709             19,020
                                                                      ----------------- ------------------

                              Net cash used in operating activities         (1,046,917)          (332,163)

     Cash flows from investing activities:
          Purchase of equipment                                               (107,340)            (8,182)
          Investment in notes receivable                                      (200,000)                 -
                                                                      ----------------- ------------------

                              Net cash used in investing activities           (307,340)            (8,182)
                                                                      ----------------- ------------------

     Cash flows from financing activities:
          Proceeds from sale of stock                                        2,170,514            277,500
          Amounts borrowed from stockholders                                         -             55,587
          Proceeds from sale of warrants                                         7,916                  -
          Proceeds from new loans                                                   -0-            38,000
                                                                      ----------------- ------------------


                              Net cash provided by financing activities      2,178,431            371,087
                                                                      ----------------- ------------------

                              Increase (decrease) in cash                      824,174             30,742

     Cash at the beginning of period                                           235,574              3,332
                                                                      ----------------- ------------------

     Cash at end of period                                                  $1,059,748         $   34,074
                                                                      ================= ==================


          Supplemental information:

               Cash paid for interest                                           14,577                124
               Cash paid for income taxes                                        3,200                  -


      See accompanying notes to Condensed Consolidated Financial Statements

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)






     Supplemental disclosure of non-cash investing and financing activities:

         The Company acquired assets in the amount of $429,750 by issuing stock in 2000.

         The Company repaid debt and other accrued expenses of $145,150 through the issuance of stock in 2000.

         The Company repaid notes payable to related parties through the issuance of stock in the amount of $170,000 in 2000.

         In 2000, the Company acquired a receivable from its employees in the amount of $66,177 for the repayment of the employee portion of withholding from compensation paid in the form of Company stock.

         In 2000, the Company provided compensation advances to certain officers in the form of common stock in the amount of $64,000.

         The company paid for services accrued in 1999 by issuing shares of its common stock in the amount of $158,374.

         The Company acquired equipment and furniture in the amount of $156,852 by incurring capital leases.


   See accompanying notes to Condensed Consolidated Financial Statements

                              GREENLAND CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                          QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1:       BASIS OF PRESENTATION

              General

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The condensed consolidated balance sheet at December 31, 1999 was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

NOTE 2:       GOING CONCERN UNCERTAINTY

              As shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, and has a retained deficit of $15,661,768 as of March 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. Although the Company had working capital of $644,975 at March 31, 2000, the cash used in operating activities during the quarter totaled $1,046,917. The Company continues to meet its obligations and pursue additional capitalization opportunities. Subsequent to March 31, 2000, the Company realized $459,800 from the exercise of Class A Warrants from its Private Placement Offering. If all three classes of Warrants issued pursuant to the Private Placement Offering were exercised, the Company would realize net proceeds of approximately $36 million. However, there can be no assurances that any of the Warrants will be exercised. The Company is also pursuing institutional and private party lending and purchase order financing. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.


Note 3.       INVENTORIES


              Inventories at March 31, 2000 were as follows:

                Raw materials                                          $ 241,605
                Work-in-process                                          102,296
                Finished goods                                               -0-
                                                                -----------------

                                                                         343,901
                Less allowance for obsolescence                         (61,514)
                                                                -----------------

                                                                        $282,387
                                                                =================


Note 4.       PROPERTY AND EQUIPMENT

              Net property and equipment at March 31, 2000 was as follows:

                Computers and equipment                                $ 228,375
                Demonstration equipment                                  118,825
                Furniture and fixtures                                   123,391
                Leasehold improvements                                    12,975
                                                                -----------------

                                                                         483,566
                Accumulated depreciation                                  53,554

                                                                       $ 430,012
                                                                =================


               Depreciation expense for the quarters ended March 31, 2000 and December 31, 1999 was $22,137 and $3,283, respectively.


Note 5.        NOTE RECEIVABLE

               During March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). Among other considerations, the Company agreed to loan SmartCash $200,000 collateralized by company stock (see Note 11).

Quarter Ended March 31, 2000

Note 6.       INTANGIBLE ASSETS

              In 2000, the Company capitalized $429,750 of costs incurred to upgrade and enhance the check cashing software purchased from Check Central, Inc. The software was not ready for its intended use at March 31, 2000. The Company amortizes capitalized software costs over 5 years.

Note 7.       NOTES PAYABLE

              Notes payable at March 31, 2000 are summarized as follows:


                 Notes Payable:                                $392,950
                 Notes Payable to Related Parties:             $100,000


              The Company repaid note obligations during the quarter in the amount of $195,670 with stock (see Note 11).

Note 8.       CAPITAL LEASES

              During the first quarter of 2000, the Company obtained financing for certain furniture and equipment through leases. Future minimum lease payments under the capital lease for years ending March 31, are as follows:


                 2001                                           $  60,148
                 2002                                              60,148
                 2003                                              53,350
                 2004                                              28,096
                 2005                                              25,902
                                                               ----------
                 Total lease payments payable                   $ 227,644
                 Less amount representing interest                (76,310)
                                                               ----------

                 Net lease payable                              $ 151,334
                                                               ==========


Note 9.       STOCKHOLDERS' EQUITY

              Private Placements of Common Stock

              On or about May 1, 1999, the Company commenced an offering to sell, pursuant to a confidential private placement memorandum, up to 1,600,000 units at $5 per unit. Each unit offered included
              11.5 shares of common stock and warrants to purchase 30 additional shares of common stock at prices ranging from $.50 per share to $1.50 per share. In the first quarter of 2000, the Company issued 12,225,332 shares pursuant to the offering, and realized net proceeds of $2,170,514 after deducting costs related to the offering of $2,864,578.

              Additional Common Stock Issued

              The Company issued 1,925,087 shares of its common stock for services during the quarter. The Company has recognized expenses for such services in the amount of $492,548.

              The Company issued 1,228,000 shares in settlement of notes payable and accrued interest totaling $197,320 (see Note 7).

              The Company issued 893,540 shares to acquire assets and pay accrued expenses totaling $836,131.

              In conjunction with the repurchase of the exclusive distributor agreement, the Company issued warrants to purchase 500,000 shares of restricted Company stock (see Note 11).

Note 10.      SEGMENTS

              The Company has two reportable segments consisting of (1) the sale and distribution of automatic check cashing machines and
              (2) fee income earned through check cashing transaction processing.

              The following is information for the Company's reportable segments for the quarter ended March 31, 2000:


                                                 Sales      Processing
                                                Segment       Segment          Unallocated            Total
                                              -----------  ------------        -----------       -------------
              Revenue                             76,713     $     2,555       $       -0-       $     79,268
              Gross margin                      (173,535)       (382,177)              -0-           (555,712)
              Depreciation and amortization       10,454          69,530            47,046            127,030
              Interest expense                                                      14,577             14,577
              Other, net                                                         1,334,700          1,334,700
              Income (loss) from continuing
                 operations before income
                 taxes                          (173,535)       (382,177)       (1,396,323)        (1,952,035)

              Identifiable assets                 70,671     $ 1,448,423       $ 5,085,607       $  6,604,701
              Capital expenditures                40,337         429,750           223,855            693,942


              For the quarter ended March 31, 1999 the Company was in the development stage. Segment information was not applicable to that period.

              The above negative gross margins includes fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the machines. Management anticipates improvements in the gross margins as the volume of machines sold and transactions processed increase to a level sufficient to absorb these overhead costs.

Note 11.      REPURCHASE OF DISTRIBUTOR AGREEMENT

              During March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200,000 collaterized by company stock, release certain restrictions on Company common stock held by SmartCash, issue warrants to purchase 500,000 shares of Company common stock, and continue to pay commissions on sales of machines until said commissions equal $320,000. In addition, the Company issued SmartCash a note payable for $320,000 that will be repaid through the payment of commissions noted above. The company recorded a $320,000 expense on this transaction (see Note 5,7 and 9).

Note 12.      SUBSIQUENT EVENTS

              Subsequent to March 31, 2000, the Company realized net proceeds of $459,800 from the exercise of Class A Warrants, and issued 1,235,000 restricted shares of common stock.

              Subsequent to March 31, 2000, the Company issued 296,900 shares of common stock for services.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forwarding looking statements which involve risk and uncertainties. Forward-looking statements include, without limitation, any statement that may predict, indicate or imply future results, performance or achievements and may contain the words "believe," "expect," "anticipate," "estimate," "project," "will be," "will continue" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with completing product development; commercial use of check-cashing machines; product repairs; consumer acceptance; need for additional financing; manufacturing risks; dependence on suppliers; dependence on distributors; rapid technological changes; dependence on key personnel; compliance with state laws; risks of technical problems or product defects; dependence on proprietary technology and other factors detailed in the Company's reports filed with the Securities and Exchange Commission.


INTRODUCTION

The following discussion pertains to the Company's operations and financial condition as of the end of the first quarter March 31, 2000.

The Company is engaged in the development, production, distribution, servicing and marketing of proprietary software that is capable of providing consumers with a full range of automated financial services including payroll check cashing, ATM, payday advance, wire transfers, bill paying, money order and phone card dispensing services delivered through a freestanding kiosk, similar in appearance to an ATM machine. The Company acquired this technology in May 1998, when the Company purchased the exclusive rights to all of Check Central Inc's., software and hardware designs for the expressed intent of completing the development and marketing of a stand-alone Check Cashing ATM unit. Check Central's technology was acquired through an exchange of all the issued and outstanding stock of Check Central, Inc. for 35,000,000 (pre-reverse split) restricted shares of the Company's common stock valued at $2,625,000.

PLAN OF OPERATION

The Company has invested, and continues to invest substantial amount of capital, considerable time and effort in continuing development and evolution of the Check Cashing ATM. The formation of relationships with Cisco Systems, MC Info, Sprint, Fourth Shift and Bantec reflects the emphasis the Company has placed in assembling the best available technology and service providers.

Prior to the fourth quarter of 1999, the Company's strategy for sales of the Check Cashing ATM was through the utilization of an established, national distributor of ATM machines. The strategy of a single, exclusive Master Distributor was altered in the fourth quarter of 1999 through the addition of Affiliated Computer Services (ACS) as a distributor for the Company pursuant to a two year, non-exclusive distributorship agreement which allows ACS certain rights to sell and market the Check Cashing ATM in the United States. Management believes that ACS can provide the access to large chain outlets and banking institutions that otherwise may not be accessible to the Company.

On March 20, 2000, the Company further adjusted its sales strategy by repurchasing the rights to the Master Distributorship from SmartCash ATM. Although SmartCash will remain a non-exclusive distributor, the Company believes that the repurchase of the rights to the Master Distributorship provides the Company with the certain advantages including: increase in gross hardware and software profits, allows the Company to work directly with Independent Sales Representatives and provides the Company with unencumbered access to corporate chain market sales such as WalMart and Piggly Wiggly (see
Note 11).

The Company added to its marketing efforts by implementing a sales and marketing support staff at the Oceanside facility. This staff is primarily engaged in locating and supporting qualified distributors and Independent Sales Operators for the distribution of the Check Cashing ATM, and coordinating effective coverage of regional and national chain accounts. Presently the Company has contracts with approximately 37 distributors.

Management has not engaged in direct sales activity because it believes that established distributors have the sales infrastructure in place to penetrate the market quickly and efficiently. This strategy allows the Company to concentrate its resources on doing what it does best, develop reliable, efficient products.

The Company will receive revenue from two revenue streams. The first is through the sale of the Check Cashing ATM. The Company anticipates the initial direct material and labor cost of the machine will be approximately 60% of the Company's selling price. The Company expects that this margin will improve as larger volumes of machines are purchased and the Company can take advantage of volume discounts.

The second revenue stream is generated from the fees earned in connection with the various banking services provided on each of the machines in operation. Fees from check cashing are regulated by the vast majority of the states and range from 2% to 6% of the face value of the check cashed. Fees from payday advances are also regulated by the states and range from 15% to 18% of the amount of the advance. Fees from other services range from $0.35 per transaction to 30% of the transaction. The Company will share this revenue stream with the owner of the machine and/or other parties. The fee generation of the Company will increase with the placement of additional machines, and as machines mature in the market, more transaction fees will be generated.

Management believes that it has created a convenient and cost effective system for the reporting of activity and earnings generated from its Check Cashing ATMs through a secure website. The website allows the users to view transactions in both summary and detail formats, and to download transaction information into spreadsheets.

The Company anticipates that its working capital needs will be met through a combination of proceeds from three classes of warrants which may be exercised as part of the Private Placement Offering, and from revenues earned from the sale of the Check-Cashing ATM's. The Company will also pursue additional sources of capital including, lines of credit, and purchase order financing (See Liquidity and Capital Resources and Change of Securities). There are no assurance the Company will receive additional proceeds from the private placement through the exercise of warrants.

RESULTS OF OPERATIONS

REVENUE

The company earned revenues of $79,268 for the quarter ending March 31, 2000, primarily from the sale of machines. The company sold machines to two chains, Piggly Wiggly and Penny Wise, as well as to an independent gas station in Michigan.

In late March, the Company placed five check cashing machines at five WalMart locations in California. The machines will operate as a test for WalMart. The Company will retain all fee revenues generated from the operation of the machines, and the Company will pay WalMart a monthly fee of $1,000 per location. The term of this agreement is 120 days. There can be no assurance that the arrangement will be continued and/or that an arrangement with new terms and conditions will be agreed upon.

During the first quarter 1999 the Company was a development stage company, and, therefore, did not sell machines.

COST OF SALES

The Company incurred costs of sales of $634,980 for the quarter ending March 31, 2000. Of these costs, $250,248 related to the cost of manufacturing machines, resulting in a $(173,535) gross sales margin. These costs included fixed overhead expenses for items such as supervision, testing and facilities, as well as the direct cost of the machines sold. Management anticipates significant improvements in the gross margin on machine sales as the volume of machines sold increases to a level sufficient to absorb these overhead costs.

Costs associated with transaction processing, included in cost of sales, were $384,732 for quarter ending March 31, 2000, resulting in a gross margin on transaction revenue of $(382,177). Processing costs included fixed overhead expenses such as amortization and depreciation, labor, and communications. Management anticipates improvements in the gross margin with the placement of additional machines in the field, and the associated economies of scale.

During the first quarter of 1999, the Company was a development stage company, and, therefore, did not manufacture machines for sale. Costs associated with manufacturing test machines, and processing the associated transactions, were included in general and administrative expenses.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2000 were $1,340,042 compared to $1,254,873 for first quarter 1999, resulting in a $85,169, or 7%, decrease. General and Administrative expenses for the quarter ended March 31, 2000 were $799,952 compared to $979,815 for first quarter of 1999, resulting in a $179,863, or 18%, decrease. The primary cause of this decrease was the classification of manufacturing and processing costs as a cost of sale during 2000, which is in contrast to 1999 when, as a result of the Company being in the development stage, they were included in general and administrative expense.

Research and Development Costs for the quarter ended March 31, 2000 were $220,090 compared to $275,058 for first quarter 1999, resulting in a $54,968, or 20%, decrease. This decrease reflected the transition from a development stage company to an operating company.

During March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200,000 collateralized by company stock, release certain restrictions on Company common stock held by SmartCash, issue warrants to purchase 500,000 shares of Company common stock, and continue to pay commissions on sales of machines until said commissions equal $320,000. In addition, the Company issued SmartCash a note payable for $320,000 that will be repaid through the payment of the commissions noted above. The company recorded a $320,000 expense on this transaction.

OTHER EXPENSE

Net Other Expense for the quarter ended March 31, 2000 was $56,281 compared to $1,183,734 for first quarter 1999, resulting in a $1,127,453, or 95%, decrease. During the quarter ending March 31, 1999, the Company recorded a $1,164,750 loss reserve in connection with the sale of 290,000 shares of convertible preferred stock in Golden Age Homes, Inc. to one of its officers. The shares were not convertible until December 1999 and the value at the time of conversion was uncertain. The shares were carried at $1,450,000 at the time of sale. As part of the transaction, the Company was relieved of debts totaling $435,250 and issued 2,800,000 shares to the officer valued at $285,250.

NET LOSS

During the quarter ending March 31, 2000, the Company incurred a net loss of $1,955,235 which represents an $482,738, or 20%, decrease from the quarter ending March 31, 1999's net loss of $2,437,973. The primary cause of this reduction was the $1,164,750 decrease in other expense noted above. However, a combined $324,715 increase in cost of sales and operating expenses, resulting from the increased infrastructure required to support operations, somewhat offset the reduction in other expense. In addition, the Company incurred a $320,000 expense for the repurchase of the exclusive master distributor agreement.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, assets totaled $6,604,701, which represents an $1,851,764 increase from December 31, 1999's total assets of $4,752,937. The increase is attributable to an increase in cash, as well as increased property and equipment, notes receivable, and capitalized software development costs. The Company's total liabilities increased for the first quarter 2000 to $1,470,546 from $1,367,976 for the year ending December 31, 1999.

The Company reevaluates its assets on an on-going basis to determine the most effective use and benefit to the Company in relation to the Company's operating needs. Based on this review, the Company may, when appropriate, either sell or leverage the assets for liquidity to support the Company's capital requirements.

Stockholder's equity was $5,134,155 at March 31, 2000, an increase of $1,749,194 from December 31, 1999, due largely to additional paid in capital from the Private Placement Offering. The Company has a retained deficit of $(15,661,768).

The Company had working capital of $644,975 at March 31, 2000, which represents a $1,220,441 improvement from the working capital deficiency of $(575,466) at December 31, 1999. This improvement was due to additional funds provided to the Company from the Private Placement Offering pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended.

In total, the Company realized approximately $3,450,000 net proceeds from the Offering and issued 16,000,000 restricted shares of Common Stock. If all Class A Warrants are exercised the Company will realize approximately $6,080,000 of proceeds, if all Class B Warrants are exercised the Company will realize approximately $12,160,000 of proceeds and if all Class C Warrants are exercised the Company will realize approximately $18,240,000 of proceeds. There can be no assurance that any portion of the Class A, Class B and/or Class C Warrants will be exercised. Said exercise is dependant upon many factors outside the control of the Company.

The Company's needs for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization through various activities in order to raise funds for ongoing operations, including institutional lending, lines of credit, purchase order financing and the sale of or financing of its assets.

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



                           Part II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

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



ITEM 2 - CHANGES IN SECURITIES


In February 2000, the Company fully subscribed its Private Placement Offering (the "Offering"), which was commenced on May 1999 pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. The Offering provided for the sale of units, each unit consisting of 11.5 Shares of Common Stock of Greenland and Class A Warrants to purchase 10 Shares of Greenland Common Stock at $.50, Class B Warrants to purchase 10 Shares of Greenland Common Stock at $1.00 and Class C Warrants to purchase 10 shares of Greenland Common Stock at $1.50. The Class A Warrants expire in 12 months from date of issuance, Class B warrants 18 months from date of issuance and Class C Warrants 24 months from date of issuance.

During the first quarter of 2000, the Company realized $2,170,514 in net proceeds from the Offering, and issued 12,225,332 restricted shares of common stock. These Securities are not registered and are deemed to be "Restricted" as that term is defined under Rule 144 of the Securities Act of 1933. The Securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Written representations were obtained from the purchasers and legends were placed upon the certificates issued in connection therewith.

The Company issued 1,200,000 shares to repay notes payable to related parties during the first quarter of 2000. (see the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2000, and Note 7.)

The Company issued 482,267 shares to acquire assets during the first quarter of 2000 (see the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2000).

The Company repaid debt and other accrued expenses through the issuance of 439,273 shares during the first quarter of 2000 (see the Condensed Consolidated Statement of Cash Flows for the three months ended March 31,
2000).

The Company issued 1,925,087 shares to pay for services during the first quarter of 2000 (see the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2000).

ITEM 3 - DEFAULTS ON SENIOR SECURITIES
         None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
         None.

ITEM 5 - OTHER INFORMATION
         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits - None
         (b)      Reports on Form 8-K
                  None








SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 15, 2000                           By: /s/ Gene Cross
                                                  --------------
                                              Gene Cross
                                              Chief Financial Officer, Director





Date:  May 15, 2000                           By: /s/ Thomas J. Beener
                                                  --------------------
                                              Thomas J. Beener
                                              Secretary, Director





Date:  May 15, 2000                           By: /s/ Louis T. Montulli
                                                  ---------------------
                                              Louis T. Montulli
                                              CEO, Chairman of Board