Form 10QSB
period 2000-06-30
GREENLAND CORP
filed 2000-08-14
CIK 852127

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                           COMMISSION FILE NO. 017833

                                    GREENLAND
                                   CORPORATION
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

                NEVADA                                    87-0439051
       (State or other jurisdiction              (I.R.S. Employer Identification
     of incorporation or organization)                       Number)


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

           CLASS A COMMON STOCK                    59,369,865 SHARES OUTSTANDING
            $0.001 PAR VALUE                           AS OF AUGUST 09, 2000

TRANSITIONAL  SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE)

YES        NO   X
   ----      ----

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

PART I.           Financial Information

    ITEM 1.       Financial Statements (unaudited)

    -    Condensed consolidated balance sheets as of June 30, 2000 and December
         31, 1999

    - Condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999

    -    Condensed consolidated statements of changes in stockholders' equity for the six months ended June 30, 2000, and the year ended December 31,
         1999

    - Condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999

    -    Notes to condensed consolidated financial statements

    ITEM 2. Management's discussion and analysis of financial condition and results of operations

PART II. Other Information

                  Signatures


                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                       June 30,        December 31,
                                                                                         2000              1999
                                                                                    ---------------- -----------------
           Current Assets:
              Cash                                                                      $   519,422        $  235,574
              Accounts receivable (less allowance for uncollectible
                accounts of $8,789 in 2000, and $120,300 in 1999)                           379,727             6,508
              Receivables from employees                                                    245,529            26,080
              Inventories                                                                   308,799           299,116

              Accounts receivable - officers                                                221,838           161,838
              Prepaid officers compensation                                                 189,657            63,414
              Other current assets                                                           65,385                 -
              Notes receivable                                                              200,000                 -
                                                                                    ---------------- -----------------

                     Total current assets                                                 2,130,357           792,530

           Property and equipment, net                                                      538,368           190,004
           Long term notes receivable, net                                                        -                 -
           Investments                                                                      900,000           900,000
           Intangibles, net                                                               3,068,776         2,862,903
           Other assets                                                                     151,394             7,500
                                                                                    ---------------- -----------------

                     Total assets                                                       $ 6,788,895        $4,752,937
                                                                                    ================ =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

           Current Liabilities
              Notes payable                                                             $   392,950        $    98,100
              Trade accounts payable                                                        644,390            426,918
              Accrued expenses                                                              577,119            572,958
              Current portion of capital leases                                              31,767                  -
              Notes payable to related parties                                               75,000            270,000
              Stock subscription refunds payable                                                  -                  -
                                                                                    ---------------- ------------------

                     Total current liabilities                                            1,721,226          1,367,976

           Long term liabilities:
              Long term portion of capital leases                                           105,866                  -
                                                                                    ---------------- ------------------

                     Total Liabilities                                                    1,827,092          1,367,976
                                                                                    ---------------- ------------------

           Stockholders' Equity:
              Common stock, $.001 par value; 100,000,000 shares
                authorized, 57,105,432 (35,298,622 in 1999) issued
                and  outstanding                                                             57,105             35,298
              Additional paid in capital                                                 22,742,378         16,881,759
              Subscribed shares unissued                                                          -            174,437
              Retained deficit                                                          (17,837,680)       (13,706,533)
                                                                                    ---------------- ------------------

                     Total stockholders' equity                                           4,961,803          3,384,961
                                                                                    ---------------- ------------------

                     Total liabilities and stockholders' equity                         $ 6,788,895        $ 4,752,937
                                                                                    ================ ==================

       See accompanying notes to Condensed Consolidated Financial Statements


                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three months ended                    Six months ended
                                                                   June 30,                             June 30,
                                                            2000             1999                 2000            1999
                                                       ---------------- ----------------     --------------- ---------------
   Revenues                                                $   395,491      $     1,866         $   474,759     $     2,500
   Cost of goods sold                                        1,175,544                -           1,810,524               -
                                                       ---------------- ----------------     --------------- ---------------
             Gross income (loss)                              (780,053)           1,866          (1,335,765)          2,500

   General and administrative expenses                       1,239,157          425,121           2,039,110       1,404,936
   Research and development costs                              140,670           78,839             360,760         353,897
   Repurchase of distributor agreement                               -                -             320,000               -
                                                       ---------------- ----------------     --------------- ---------------

                 Total operating costs                       1,379,827          503,960           2,719,870       1,758,833
                                                       ---------------- ----------------     --------------- ---------------

             Operating loss                                 (2,159,880)        (502,094)         (4,055,635)     (1,756,333)

   Other income (expenses):
      Reserve for note receivable                                    -                -                   -               -
      Gain on sale of investment and PPE                             -           20,394                   -          20,394
      Loss on sale of investments                                    -                -             (42,500)     (1,164,750)
      Reserve on note receivable - unrealized                        -       (1,900,000)                  -      (1,900,000)
      Interest expense                                         (18,909)          (7,626)            (33,487)        (26,610)
      Other income (expense)                                     2,879                -               3,675               -
                                                       ---------------- ----------------     --------------- ---------------
   NET LOSS FROM CONTINUING
      OPERATIONS                                            (2,175,910)      (2,389,326)         (4,127,947)     (4,827,299)

   Gain on sale of discontinued operations                           -          713,277                   -         713,277
                                                       ---------------- ----------------     --------------- ---------------

             Loss from before income taxes                  (2,175,910)      (1,676,049)         (4,127,947)     (4,114,022)

   Income tax expense                                                -                -               3,200               -

                                                       ---------------- ----------------     --------------- ---------------
   Net Loss                                                $(2,175,910)     $(1,676,049)        $(4,131,147)    $(4,114,022)
                                                       ================ ================     =============== ===============

   Net loss per share:

   Loss before discontinued operations                           (0.04)           (0.13)              (0.08)          (0.27)
   Gain from discontinued operations                                 -             0.04                   -            0.04

      Basic loss per share                                       (0.04)           (0.09)              (0.08)          (0.23)
      Diluted loss per share                                     (0.04)           (0.09)              (0.08)          (0.23)

   Weighted average shares outstanding
      Basic and diluted                                     55,261,956       18,163,279          49,863,008      18,163,279


   See accompanying notes to Condensed Consolidated Financial Statements

                      GREENLAND CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Additional      Subscribed
                                           Common Stock              Paid-in         Shares          Retained
                                        Shares        Amount         Capital        Unissued          Deficit           Total
                                    --------------- ------------ ---------------- -------------- ------------------ --------------
Balance at December 31, 1998            12,708,331     $ 12,708      $12,652,183  $      -0-         $  (6,884,321)    $5,780,570

Shares issued to retire debt and
   to purchase assets                    4,273,166        4,273          766,254              -                  -        770,527
Sale of common stock                     5,897,231        5,897        1,099,804              -                  -      1,105,701
Shares issued for services              12,419,894       12,420        2,358,618              -                  -      2,371,038
Subscribed shares unissued                       -            -                -        174,437                  -        174,437
Warrants to purchase shares                      -            -            4,900              -                  -          4,900
Net loss                                         -            -                -              -         (6,822,212)    (6,822,212)


----------------------------------- --------------- ------------ ---------------- -------------- ------------------ --------------
Balance at December 31, 1999            35,298,622     $ 35,298      $16,881,759  $     174,437      $ (13,706,533)    $3,384,961
----------------------------------- --------------- ------------ ---------------- -------------- ------------------ --------------

Shares issued to retire debt and
   to purchase assets                    3,678,551        3,679        1,342,304              -                  -      1,345,983
Sale of common stock                    11,576,341       11,576        2,158,938              -                  -      2,170,514
Shares issued for services               3,604,684        3,605        1,137,951              -                  -      1,141,556
Subscribed shares issued                   942,241          942          173,495       (174,437)                 -              -
Exercise of warrants                     2,004,993        2,005          486,322              -                  -        488,327
Options issued for services and                  -            -                               -                  -
   to purchase assets                                                    561,609                                          561,609

Net loss                                         -            -                -              -         (4,131,147)    (4,131,147)


----------------------------------- --------------- ------------ ---------------- -------------- ------------------ --------------
Balance at June 30, 2000                57,105,432     $ 57,105      $22,742,378  $      -0-         $ (17,837,680)    $4,961,803
=================================== =============== ============ ================ ============== ================== ==============


See accompanying notes to Condensed Consolidated Financial Statements

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Six months ended
                                                                             June 30, 2000      June 30, 1999
                                                                           ------------------ -------------------
   Cash from operating activities:
      Net loss                                                                  $ (4,131,147)        $(4,114,022)
      Adjustments to reconcile net loss to cash used in
        operating activities:
             Depreciation and amortization                                           305,517               6,566
             Allowance for uncollectible account                                      28,659           1,900,000
             Realized loss on disposal of assets                                      42,500             451,473
             Repurchase of Distributor Agreement                                     320,000                   -
             Stock issued for services                                             1,141,556           1,475,921
             Options issued for service                                              280,520                   -
             (Increase) decrease in
                 Accounts receivable                                                (324,378)            (89,852)
                 Inventories                                                          (9,683)           (192,915)
                 Accounts receivable - officers and other assets                     (13,998)             (7,991)
             Increase (decrease) in:
                  Trade accounts payable                                             217,472             (29,436)
                  Accrued expenses                                                   260,360             146,610
                                                                           ------------------ -------------------

                        Net cash used in operating activities                     (1,882,622)           (453,646)
                                                                           ------------------ -------------------

   Cash flows from investing activities:
      Purchase of equipment                                                         (292,371)            (14,715)
      Investment in notes receivable                                                (200,000)                  -
                                                                           ------------------ -------------------

                        Net cash used in investing activities                       (492,371)            (14,715)
                                                                           ------------------ -------------------

   Cash flows from financing activities:
      Proceeds from sale of stock                                                  2,170,514             503,356
      Collection of stock subscriptions                                                    -             120,602
      Amounts repaid to stockholders                                                       -             (12,349)
      Proceeds from sale of warrants                                                 488,327                   -
      Net proceeds from loans                                                              -              21,800
                                                                           ------------------ -------------------

                        Net cash provided by financing activities                  2,658,841             633,409
                                                                           ------------------ -------------------

                        Increase in cash                                             283,848             165,048

   Cash at the beginning of period                                                   235,574               3,332
                                                                           ------------------ -------------------

   Cash at end of period                                                        $    519,422         $   168,380
                                                                           ================== ===================

   Supplemental information:

      Cash paid for interest                                                          16,793                 124
      Cash paid for income taxes                                                       3,200                   -


   See accompanying notes to Condensed Consolidated Financial Statements

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


Supplemental disclosure of non-cash investing and financing activities for the six months ended June 30, 2000:

         The Company acquired assets in the amount of $475,857 by issuing stock.

         The Company repaid debt and other accrued expenses of $145,150 through the issuance of stock.

         The Company repaid notes payable to related parties through the issuance of stock in the amount of $195,000.

         The Company acquired receivables from its officers and employees in the amount of $266,977 for the exercise price of certain shares issued under the employee stock option plan, and for the repayment of the employee portion of withholding from compensation paid in the form of Company stock.

         The Company provided compensation advances to certain officers in the form of common stock in the amount of $64,000.

         The company paid for services accrued in prior periods by issuing shares of its common stock in the amount of $198,999.

         The Company acquired equipment and furniture in the amount of $156,852 by incurring capital leases.

         The Company issued options to purchase 3,961,610 shares with a weighted average strike price of $.16 for current period services totaling $280,520, for services accrued in prior periods of $129,000, and to prepay services of $152,089.



See accompanying notes to Condensed Consolidated Financial Statements

                              GREENLAND CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                           QUARTER ENDED JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The condensed consolidated balance sheet at December 31, 1999 was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.


NOTE 2.  GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, and as of June 30, 2000 has a retained deficit of $17,837,680. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management, and is an essential component in the Company's ability to meet its goals and objectives. The Company had working capital of $409,131 at June 30, 2000, however, the Company used $1,882,622 to fund its ongoing operations during the six months ended June 30, 2000. During the six months ended June 30, 2000, the Company realized $469,300 from the exercise of Class A Warrants from its Private Placement Offering. If all three classes of Warrants issued pursuant to the Private Placement Offering were exercised, the Company would realize net proceed of approximately $36 million. However, there can be no assurances that any of the Warrants will be exercised. The Company is also pursuing institutional and private party lending and purchase order financing. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.


NOTE 3.  INVENTORIES

Inventories at June 30, 2000 were as follows:

              Raw materials                                   $ 229,563
              Work-in-progress                                  175,572
              Finished goods                                     53,872
                                                        ----------------
                                                                459,007

              Less allowance for obsolescence                  (150,208)
                                                        ----------------
                                                              $ 308,799
                                                        ================

Note 4.           PROPERTY AND EQUIPMENT

Net property and equipment at June 30, 2000 were as follows:

                             Computers and equipment                         $ 252,386
                             Demonstration equipment                           232,152
                             Furniture and fixtures                            117,329
                             Leasehold improvements                             16,373
                                                                       ----------------
                                                                               618,240

                             Accumulated depreciation                          (79,872)
                                                                       ----------------

                                                                             $ 538,368
                                                                       ================

Depreciation expense for the six months ended June 30, 2000 was $70,364.

Note 5.           NOTE RECEIVABLE

During March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). Among other consideration the Company agreed to loan SmartCash $200,000 collateralized by company stock (see Note 11).

Note 6.           INTANGIBLE ASSETS

In 2000, the Company capitalized $429,750 of costs incurred to upgrade and enhance the check cashing software purchased from Check Central, Inc. The software was not ready for its intended use at June 30, 2000. The Company amortizes capitalized software costs over 5 years.

Note 7.           NOTES PAYABLE

Notes payable at June 30, 2000 are summarized as follows:

                             Notes Payable:                            $      392,950
                             Notes Payable to Related Parties          $       75,000

The Company repaid note obligations during the six months ended June 30, 2000 in the amount of $340,150 with stock (see Note 11).

Note 8.           CAPITAL LEASES

During 2000, the Company obtained financing for certain furniture and equipment through leases. Future minimum lease payments under the capital leases for the years ending June 30, are as follows:

                                               2001                           $ 60,148
                                               2002                             60,148
                                               2003                             40,818
                                               2004                             28,096
                                               2005                             16,929
                                                                       ----------------
                             Total lease payments payable                      206,140

                             Less amount representing interest                 (68,506)
                                                                       ----------------

                             Net lease payable                                $137,633
                                                                       ================

Note 9.           STOCKHOLDERS' EQUITY

Private Placements of Common Stock

On or about May 1, 1999, the Company commenced an offering to sell, pursuant to a confidential private placement memorandum, up to 1,600,000 units at $5 per unit. Each unit offered included 11.5 shares of common stock and warrants to purchase 30 additional shares of common stock at prices ranging from $.50 per share to $1.50 per share. In the first six months of 2000, the Company issued 12,518,582 shares pursuant to the offering, and realized net proceeds of $2,170,514 after deducting costs related to the offering of $2,864,578.

In addition, during the six months ended June 30, 2000, the Company realized $469,300 and issued 2,004,993 shares from the exercise of Class A Warrants from its Private Placement Offering.

Additional Common Stock Issued

The Company issued 3,604,684 shares of its common stock for services during the six months ended June 30, 2000. The Company recognized expenses for such services in the amount of $1,141,556.

The Company issued 1,559,322 shares in settlement of notes payable and accrued interest totaling $340,150 (see Note 7).

The Company issued 2,119,229 shares to acquire assets and pay accrued expenses totaling $1,005,833.

In conjunction with the repurchase of the exclusive distributor agreement, the Company issued warrants to purchase 500,000 shares of restricted Company Stock (see Note 11).

The Company issued options to purchase 3,961,610 shares with a weighted average strike price of $.16 for services totaling $280,520, and to purchase assets of $281,089.


Note 10.          SEGMENTS

The Company has two reportable segments consisting of (1) the sale and distribution of automatic check cashing machines and (2) fee income earned through check cashing transaction processing.

The following is information for the Company's reportable segments for the six months ended June 30, 2000:

                                                                         Processing
                                                     Sales Segment         Segment        Unallocated         Total
                                                   ------------------- ---------------- ---------------- ----------------
        Revenue                                             $ 175,797      $   298,962      $       -0-      $   474,759
        Gross margin                                         (368,675)        (967,090)             -0-       (1,335,765)
        Depreciation and amortization                          16,513          148,579          140,425          305,517
        Interest expense                                                                         33,487           33,487
        Other, net                                                                           (2,758,695)      (2,758,695)
        Income (loss) from continuing
                                                   ------------------- ---------------- ---------------- ----------------
           operations before income taxes                   $(368,675)     $  (967,090)     $(2,792,182)     $(4,127,947)
                                                   =================== ================ ================ ================

        Identifiable assets                                 $ 308,799      $ 3,159,915      $ 3,320,181      $ 6,788,895
        Capital expenditures                                                   801,552          388,204        1,189,756

For the six months ended June 30, 1999, the Company was in the development stage. Segment information was not applicable to that period.

Included in the processing segment was approximately $285 thousand in revenue and $490 thousand in costs from a software development project performed in conjunction with an Interim Work and Assignment Agreement entered into with ACS Retail Solutions (ACS) in anticipation of a long term servicing agreement currently under negotiations with ACS, 7-Eleven, and the Company.

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines. Management anticipates improvements in the gross margins as the volume of machines sold and transactions processed increase to a level sufficient to absorb these overhead costs.

Note 11. REPURCHASE OF DISTRIBUTOR AGREEMENT

During June 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200,000 collaterized by company stock, release certain restrictions on Company common stock held by SmartCash, issue warrants to purchase 500,000 shares of Company common stock, and continue to pay commissions on sales of machines until said commissions equal $320,000. In addition, the Company issued SmartCash a note payable for $320,000 that will be repaid through the payment of commissions noted above. The company recorded a $320,000 expense on this transaction (see Notes 5, 7 and 9).

Note 12. SOFTWARE DEVELOPMENT REVENUE

In anticipation of entering into a long term check cashing services agreement currently under negotiation with ACS Retail Solutions, Inc (ACS), the Company entered into an Interim Work and Assignment Agreement with ACS in June 2000 (see exhibit). Under the terms of the interim agreement the Company has provided software development services, and has recorded $285,012 in revenues for these services. The Company anticipates the software development will be completed in the third quarter. These services were accounted for on a percentage of completion basis.

Note 13. SUBSEQUENT EVENTS

Subsequent to June 30, 2000, the Company issued 2,264,433 shares of common stock for services.

In July the Electronic Commerce Group (ECG) of Affiliated Computer Services
(ACS) become a privately held company pursuant to a sale to GTCR Golder Rauner LLC, a private equity firm managing in excess of $4 billion. As part of this transaction Greenland agreed to the assignment of the distributorship agreement between Greenland and ACS Retail Solutions to ECG. All material terms and conditions of the distributorship agreement remain unchanged.

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


INTRODUCTION

The following discussion pertains to the Company's operations and financial condition as of June 30, 2000.

The Company is engaged in the development, production, distribution, servicing and marketing of proprietary software that is capable of providing consumers with a full range of automated financial services including payroll check cashing, ATM, payday advance, wire transfers, bill paying, money order and phone card dispensing services delivered through a freestanding kiosk, similar in appearance to an ATM machine. The Company acquired this technology in May 1998, when the Company purchased the exclusive rights to all of Check Central Inc's. software and hardware designs for the expressed intent of completing the development and marketing of a stand-alone Check Cashing ATM unit. Check Central's technology was acquired through an exchange of all the issued and outstanding stock of Check Central, Inc. for 35,000,000 (pre-reverse split) restricted shares of the Company's common stock valued at $2,625,000.


PLAN OF OPERATION

The Company has invested, and continues to invest substantial amount of capital, considerable time and effort in the development and evolution of the Check Cashing ATM. The formation of relationships with Cisco Systems, MC

Info, Sprint, Fourth Shift and Bantec reflects the emphasis the Company has placed in assembling the best available technology and service providers. Prior to the fourth quarter of 1999, the Company's strategy for sales of the Check Cashing ATM was through the utilization of an established, national distributor of ATM machines. The strategy of a single, exclusive Master Distributor was altered in the fourth quarter of 1999 through the addition of Affiliated Computer Services (ACS) as a distributor for the Company pursuant to a two year, non-exclusive distributorship agreement which allows ACS certain rights to sell and market the Check Cashing ATM in the United States. Management believes that ACS can provide the access to large chain outlets and banking institutions that otherwise may not be accessible to the Company (see subsequent events).

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

The second revenue stream is generated from the fees earned in connection with the various banking services provided on each of the machines in operation. Fees from check cashing are regulated by the vast majority of the states and range from 2% to 6% of the face value of the check cashed. Fees for payday advances are also regulated by the states and range from 15% to 18% of the amount of the advance. Fees from other services range from $0.35 per transaction to 30% of the transaction. The Company will share this revenue stream with the owner of the machine and/or other parties. The fee generation of the Company will increase with the placement of additional machines, and, as machines mature in the market, more transaction fees will be generated.

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


RESULTS OF OPERATIONS

REVENUE

The company earned revenues of $395,491 and $474,759 for the three and six months ended June 30, 2000, respectively. During the second quarter of 2000, revenues of $285,012 were earned from software development. This development was performed in conjunction with the Interim Work and Assignment Agreement entered into with ACS Retail Solutions (ACS) in anticipation of a long term servicing agreement currently under negotiations with ACS, 7-Eleven, and the Company.

In addition, the Company sold machines to two chains, Piggly Wiggly and Penny Wise, two independent grocers, as well as to an independent gas station. During the first quarter 1999 the Company was a development stage company, did not sell machines, and ,therefore, did not generate sales revenue.

COST OF SALES

The Company incurred costs of sales of $1,175,544 and $1,810,524 for the three and six months ended June 30, 2000, respectively. Of these costs, $294,224 and $544,472, respectively, related to the cost of manufacturing machines. These costs included fixed overhead expenses for items such as supervision, testing, and facilities, as well as the direct cost of the machines sold. Management anticipates significant improvements in the gross margin on machine sales as the volume of machines sold increases to a level sufficient to absorb these overhead costs. The gross sales margin for the three and six months ended June 30, 2000 was $(195,140) and $(368,675), respectively.

Costs associated with transaction processing, included in cost of sales, were $881,320 and $1,266,052 for the three and six months ended June 30, 2000, respectively, resulting in gross margins on transaction revenue of $(584,912) and $(967,089), respectively. Processing costs included fixed overhead expenses such as amortization and depreciation, labor, and communications. Management anticipates improvements in the gross margin with the servicing of additional machines, and their associated economies of scale.

During the first quarter of 1999, the Company was a development stage company, and, therefore, did not manufacture machines for sale. Costs associated with manufacturing test machines, and processing the associated transactions were included in general and administrative expenses.


OPERATING EXPENSES

Operating expenses for the three and six months ended June 30, 2000 were $1,379,827 and $2,719,870, respectively, compared to $503,960 and $1,758,833, respectively, for the corresponding periods in 1999. General and Administrative expenses for the three and six months ended June 30, 2000 were increased 191%, and 45%, respectively, from the corresponding periods in 1999. This increase was as result of increased infrastructure, including an in-house marketing department.

Research and Development Costs for the three and six months ended June 30, 2000 were increased 78%, and 2%, respectively, from the comparative periods in 1999.

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


OTHER EXPENSE

Net Other Expense for the three and six months ended June 30, 2000 was decreased$1,871,202 and $2,998,654 from the comparative periods in 1999. During 1999, the Company exchanged 1,100,000 convertible preferred shares in a public company for notes receivable valued at $1,900,000 with interest at 9%. The Company has substantial doubt about the collectibility of the notes and, therefore, established a 100% allowance during 1999. The Company does not recognize interest income on impaired notes. In addition, during the six months ended June 30, 1999, the Company recorded a $1,164,750 loss reserve in connection with the sale of 290,000 shares of convertible preferred stock in Golden Age Homes, Inc. to one of its officers. The shares were not convertible until December 1999 and the value at the time of conversion was uncertain. The shares were carried at $1,450,000 at the time of sale. As part of the transaction, the Company was relieved of debts totaling $435,250 and issued 2,800,000 shares to the officer valued at $285,250.

NET LOSS FROM CONTINUING OPERATIONS

During the three and six months ended June 30, 2000, the Company incurred net losses from continuing operations of $2,175,910 and $4,127,927, respectively, which represents a 9% and 14% decrease in losses, respectively, from the comparative periods in 1999.

DISCONTINUED OPERATIONS

In April 1999, the Company sold its automated meter reading technology (AMR division) in exchange for shares of convertible preferred stock with a face value of $900,000. Accordingly, the AMR division is accounted for as discontinued operations and its operating results are shown separately in the accompanying financial statements. The AMR division had no net sales in 1999. The only asset identifiable with the AMR division consisted of the automated meter reading technology. The Company realized a gain of $713,277 on the disposal of the asset.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, assets totaled $6,788,895, which represents a $2,035,958 or 43% increase from December 31, 1999's total assets of $4,752,937. The increase is attributable to increased receivables, and cash, as well as increased property and equipment, notes receivable, and capitalized software development costs. The Company's total liabilities increased to $1,827,092 from $1,367,976.

The Company reevaluates its assets on an on-going basis to determine the most effective use and benefit to the Company in relation to the Company's operating needs. Based on this review, the Company may, when appropriate, either sell or leverage the assets for liquidity to support the Company's capital requirements.

Stockholder's equity was $4,961,803 at June 30, 2000, an increase of $1,576,842, or 47%, from December 31, 1999, due largely to additional paid in capital received from the Private Placement Offering. The Company has a retained deficit of $(17,837,680).

The Company had working capital of $409,131 at June 30, 2000, which represents a $984,577, or 171% improvement from the working capital deficiency of $(575,466) at December 31, 1999. This improvement was primarily due to additional funds provided to the Company from the Private Placement.

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

In addition, during the six months ended June 30, 2000, the Company realized $469,300 and issued 2,004,993 shares from the exercise of Class A Warrants from its Private Placement Offering.

Additional Common Stock Issued

The Company issued 3,604,684 shares of its common stock for services during the six months ended June 30, 2000. The Company has recognized expenses for such services in the amount of $1,141,556.

The Company issued 1,559,322 shares in settlement of notes payable and accrued interest totaling $340,150.

The Company issued 2,119,229 shares to acquire assets and pay accrued expenses totaling $1,005,833.

In conjunction with the repurchase of the exclusive distributor agreement, the Company issued warrants to purchase 500,000 shares of restricted Company Stock.

The Company issued options to purchase 3,961,610 shares with a weighted average strike price of $.16 for services totaling $280,520, and to purchase assets of $281,089.


ITEM 3 - DEFAULTS ON SENIOR SECURITIES
         None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
         None.

ITEM 5 - OTHER INFORMATION
         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibit 1 - Interim Work and Assignment Agreement between Greenland Corporation and ACS Retail Solutions, Inc.
         (b)      Reports on Form 8-K
         None

SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                  Date:  August 11, 2000       By: /s/ Gene Cross
                                               ------------------
                                               Gene Cross
                                               Chief Financial Officer, Director








                  Date:  August 11, 2000       By: /s/ Thomas J. Beener
                                               ------------------------
                                               Thomas J. Beener
                                               Secretary, Director








                  Date:  August 11, 2000       By: /s/ Louis T. Montulli
                                               -------------------------
                                               Louis T. Montulli
                                               CEO, Chairman of Board