Form 10QSB
period 2000-09-30
GREENLAND CORP
filed 2000-11-20
CIK 852127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                          COMMISSION FILE NO. 017833

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

       CLASS A COMMON STOCK                66,561,920 SHARES OUTSTANDING
         $0.001 PAR VALUE                     AS OF NOVEMBER 06, 2000

TRANSITIONAL  SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE)

YES        NO  X
    ----      ----

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

Part I.           Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999.

                  Condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999.

                  Condensed consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2000, and the year ended December 31, 1999.

                  Condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999.

                  Notes to condensed consolidated financial statements.

         Item 2. Management's discussion and analysis of financial condition and results of operations.

Part II.          Other Information


                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                     September 30,      December 31,
Thousands of dollars, except share amounts                                               2000               1999
---------------------------------------------------------------------------------- ------------------ ------------------
Current Assets
   Cash and cash equivalents                                                                   $ 204              $ 236
   Accounts receivable (less allowance for uncollectible accounts of
        $88 thousand in 2000, and $120 thousand in 1999)                                          84                  6
   Receivables from employees                                                                      9                 26
   Inventories                                                                                   279                299
   Accounts receivable - officers                                                                109                162
   Prepaid officers compensation                                                                   -                 63
   Other current assets                                                                          123                  -
   Notes receivable                                                                              200                  -
                                                                                   ------------------ ------------------

   Total current assets                                                                        1,008                792

   Property and equipment, net                                                                   550                190
   Long term notes receivable, net                                                                 -                  -
   Investments                                                                                   900                900
   Intangibles, net                                                                            2,953              2,863
   Other assets                                                                                  141                  8
                                                                                   ------------------ ------------------
   Total assets                                                                             $  5,552           $  4,753
                                                                                   ================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable                                                                             $   332             $   98
   Trade accounts payable                                                                        636                427
   Accrued expenses                                                                              429                573
   Current portion of capital leases                                                              34                  -
   Notes payable to related parties                                                               50                270
                                                                                   ------------------ ------------------

          Total current liabilities                                                            1,481              1,368

Long term liabilities:
   Long term portion of capital leases                                                            93                  -
                                                                                   ------------------ ------------------
          Total Liabilities                                                                    1,574              1,368
                                                                                   ------------------ ------------------

Stockholders' Equity:
   Common stock, $.001 par value; 180,000,000 shares
      authorized, 62,062,432 (35,298,622 in 1999) issued
      and outstanding                                                                             62                 35
   Additional paid in capital                                                                 23,364             16,882
   Subscribed shares unissued                                                                      -                175
   Receivable for issued shares                                                                  (88)                 -
   Retained deficit                                                                          (19,360)           (13,707)
                                                                                   ------------------ ------------------
          Total stockholders' equity                                                           3,978              3,385
                                                                                   ------------------ ------------------
         Total liabilities and stockholders' equity                                         $  5,552            $ 4,753
                                                                                   ================== ==================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three months ended            Nine months ended
                                                                    September 30,                 September 30,
         Thousands of dollars, except per share amounts           2000          1999             2000       1999
                                                              ------------- -------------     ----------- ----------
            Revenues                                                 $  86       $   223          $  561      $ 225
            Cost of revenues                                           747           160           2,558        160
                                                              ------------- -------------     ----------- ----------
                        Gross income/(loss)                           (661)           63          (1,997)        65
                                                              ------------- -------------     ----------- ----------
            General and administrative expenses                        667           720           2,706      2,124
            Research and development costs                             190           464             551        818
            Repurchase of distributor agreement                          -             -             320          -
                                                              ------------- -------------     ----------- ----------
                        Total operating costs                          857         1,184           3,577      2,942
                                                              ------------- -------------     ----------- ----------
            Operating loss                                          (1,518)       (1,121)         (5,574)    (2,877)
                                                              ------------- -------------     ----------- ----------
         Other income (expenses):
            Gain on sale of investment and equipment                     -             -               -         20
            Loss on sale of investments                                  -             -             (43)    (1,165)
            Reserve on note receivable-unrealized                        -             -               -     (1,900)
            Interest expense                                           (16)          (13)            (49)       (40)
            Other                                                       12            13              16         13
                                                              ------------- -------------     ----------- ----------
                        Total other income (expense)                    (4)            -             (76)    (3,072)
                                                              ------------- -------------     ----------- ----------

         Net loss from continuing operations                        (1,522)       (1,121)         (5,650)    (5,949)
                                                              ------------- -------------     ----------- ----------

         Gain on sale of discontinued operations                         -             -               -        713
                                                              ------------- -------------     ----------- ----------
                        Loss before income taxes                    (1,522)       (1,121)         (5,650)    (5,236)

         Income tax expense                                              -             -               3          -
                                                              ------------- -------------     ----------- ----------
         Net Loss                                                 $ (1,522)     $ (1,121)       $ (5,653)  $ (5,236)
                                                              ============= =============     =========== ==========

         Net loss per share:

         Loss before discontinued operations                         (0.03)        (0.04)          (0.11)     (0.28)
         Gain from discontinued operations                               -             -               -       0.03

         Basic and diluted loss per share                            (0.03)        (0.04)          (0.11)     (0.25)

         Weighted average shares outstanding
            Basic and diluted                                       60,551        27,214          52,651     21,259

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      GREENLAND CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                                           Additional    Subscribed      Receivable
                                        Common Stock        Paid-in        Shares        for issued      Retained
 Thousands of shares/dollars         Shares     Amount      Capital       Unissued         shares         Deficit        Total
----------------------------------- ---------- ---------- ------------- -------------- --------------- -------------- -------------
Balance at Dec 31, 1998                12,708      $  13    $   12,652         $  -0-          $  -0-      $  (6,885)      $ 5,780
Shares issued to retire debt
  and purchase assets                   4,273          4           766              -               -              -           770
Sale of common stock                    5,898          6         1,100              -               -              -         1,106
Shares issued for services             12,420         12         2,359              -               -              -         2,371
Subscribed shares unissued                  -          -             -            175               -              -           175
Warrants to purchase shares                 -          -             5              -               -              -             5
Net loss                                    -          -             -              -               -         (6,822)       (6,822)

----------------------------------- ---------- ---------- ------------- -------------- --------------- -------------- -------------
Balance at Dec 31, 1999                35,299      $  35      $ 16,882         $  175          $  -0-  $     (13,707)      $ 3,385
----------------------------------- ---------- ---------- ------------- -------------- --------------- -------------- -------------


Shares issued to retire debt
  and purchase assets                   2,245          2           854              -            (88)              -           768
Sale of common stock                   11,576         12         2,159              -               -              -         2,171
Shares issued for services              8,269          8         2,275              -               -              -         2,283
Subscribed shares issued                  942          1           174           (175)              -              -             -
Warrants to purchase shares             3,731          4           485              -               -              -           489
Options issued for services                 -          -           535              -               -              -           535
Net loss                                    -          -             -              -               -         (5,653)       (5,653)

----------------------------------- ---------- ---------- ------------- -------------- --------------- -------------- -------------
Balance at Sept 30, 2000               62,062      $  62      $ 23,364         $  -0-         $  (88)  $     (19,360)      $ 3,978
=================================== ========== ========== ============= ============== =============== ============== =============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine months ended
                                                                           September 30,      September 30,
Thousands of dollars                                                           2000                1999
------------------------------------------------------------------------ ------------------ -------------------
Cash flows from operating activities:
   Net loss                                                                      $  (5,653)          $  (5,236)
   Adjustments to reconcile net loss to cash used in
     operating activities:
          Depreciation and amortization                                                471                  10
          Allowance for uncollectible account                                           29               1,900
          Realized loss on disposal of assets                                           43                 451
          Repurchase of Distributor Agreement                                          320                   -
          Stock issued for services                                                  2,283               2,144
          Options issued for service                                                   535                   -
          Changes in assets and liabilities:
              Accounts receivable                                                      (30)                (98)
              Inventories                                                               20                (337)
              Trade accounts payable                                                   209                 176
              Accrued expenses                                                        (144)                 40
              Other                                                                   (211)                119
                                                                         ------------------ -------------------
                     Net cash used in operating activities                          (2,128)               (831)
                                                                         ------------------ -------------------
Cash flows from investing activities:
   Purchase of equipment                                                              (347)                (50)
   Investment in notes receivable                                                     (200)                  -
                                                                         ------------------ -------------------
                     Net cash used in investing activities                            (547)                (50)
                                                                         ------------------ -------------------
Cash flows from financing activities:
   Proceeds from sale of stock                                                       2,171               1,022
   Collection of stock subscriptions                                                     -                  43
   Amounts repaid to stockholders                                                        -                 (27)
   Proceeds from sale of warrants                                                      489                   -
   Repayment of capital leases                                                         (17)                  -
   Repayment of loan                                                                     -                 (66)
                                                                         ------------------ -------------------
                     Net cash provided by financing activities                       2,643                 972
                                                                         ------------------ -------------------
Increase in cash and cash equivalents                                                  (32)                 91

Cash and cash equivalents at the beginning of period                                   236                   3
                                                                         ------------------ -------------------
Cash and cash equivalents at end of period                                          $  204             $    94
                                                                         ================== ===================

Supplemental cash flow information:

   Cash paid for interest                                                            $  36             $     -
   Cash paid for income taxes                                                        $   3             $     -

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2000:

     The Company acquired assets in the amount of $430 thousand by issuing stock.

     The Company repaid debt of $206 thousand through the issuance of stock.

     The Company repaid notes payable to related parties of $220 thousand through the issuance of stock.

     The Company acquired receivables from its officers and employees in the amount of $88 thousand for the exercise price of certain shares issued under the employee stock option plan.

     The Company acquired equipment and furniture in the amount of $144 thousand by incurring capital leases.

     The Company issued options to purchase 4.1 million shares with a weighted average strike price of $.15 for services totaling $535 thousand.













SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              GREENLAND CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)
                        IN THOUSANDS EXCEPT SHARE AMOUNTS

NOTE 1.  BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The condensed consolidated balance sheet at December 31, 1999 was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

NOTE 2.  GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, and as of September 30, 2000, has a retained deficit of $19.4 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management, and is an essential component in the Company's ability to meet its goals and objectives. The Company had a working capital deficit of $473 thousand at September 30, 2000, and used $2.1 million in cash for operating activities during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Company realized $469 thousand from the exercise of Class A Warrants from its Private Placement Offering. If all three classes of Warrants issued pursuant to the Private Placement Offering were exercised, the Company would realize net proceeds of approximately $36 million. However, there can be no assurances that any additional Warrants will be exercised. As discussed in note 16, the Company is in a dispute regarding the ownership of software technology paid for by Greenland Corporation, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, Greenland Corporation has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. The Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the above mentioned dispute. The Company remains confident that once the true facts in this matter are fleshed out before an arbitrator, Greenland Corporation will obtain the substantive determination necessary to obtaining the return of its property. The Company is also pursuing institutional and private party financing. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

NOTE 3.  INVENTORIES

Inventories at September 30, 2000 were as follows:

             Raw materials                                      $  264
             Work-in-progress                                      168
             Finished goods                                          -
                                                       ----------------
                                                                   432
             Less allowance for obsolescence                      (153)
                                                       ----------------
                                                                 $ 279
                                                       ================

Note 4.           PROPERTY AND EQUIPMENT

Net property and equipment at September 30, 2000 were as follows:

          Computers and equipment                             $ 253
          Demonstration equipment                               304
          Furniture and fixtures                                117
          Leasehold improvements                                 16
                                                    ----------------
                                                                690

          Accumulated depreciation                             (140)
                                                    ----------------
                                                              $ 550
                                                    ================

Depreciation expense for the nine months ended September 30, 2000 was $131.

Note 5.           NOTE RECEIVABLE

In March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). Among other considerations the Company agreed to loan SmartCash $200 thousand collateralized by 333,334 shares of Greenland stock, with a fair value of $49 thousand at September 30, 2000. Payments are due on the note upon the sale of the stock collateral, and interest accrues at 10% per annum. In addition, the Company believes it has a direct offset of this note receivable against the $320 thousand note payable to SmartCash (see Note 13).

Note 6.           INVESTMENTS

Investments at September 30, 2000 consisted of convertible preferred stock recorded at the lower of cost or market. The preferred stock, valued at $900 thousand, is convertible into fully paid and non-assessable shares of common stock at a conversion price adjusted downward to equal the average of the closing bid price for a share of common stock for the five trading days of September 25 through September 29, 2000. Therefore, the preferred stock conversion automatically adjusts the investment value to $900 thousand at the end of September 2000.

Note 7.           INTANGIBLE ASSETS

In 2000, the Company capitalized $430 thousand of costs incurred to upgrade and enhance the check cashing software purchased from Check Central, Inc. The software was not ready for its intended use at September 30, 2000. The Company amortizes capitalized software costs over 5 years. At September 30, 2000, net intangible assets of the Company include $666 thousand of software developed by Seren Systems, Inc. (see Note 16).

Note 8.           NOTES PAYABLE

Notes payable at September 30, 2000 are summarized as follows:

            Notes Payable:                                     $  332
            Notes Payable to Related Parties                   $   50

The Company repaid note obligations during the nine months ended September 30, 2000 in the amount of $426 thousand with stock (see Note 13).

Note 9.           CAPITAL LEASES

During 2000, the Company obtained financing for certain furniture and equipment through leases. Future minimum lease payments under the capital leases for the years ending September 30, are as follows:

         2001                                                $  60
         2002                                                   60
         2003                                                   33
         2004                                                   28
         2005                                                    6
                                                   ----------------
         Total lease payments payable                          187

         Less amount representing interest                     (60)
                                                   ----------------
         Net lease payable                                   $ 127
                                                   ================

Note 10. STOCKHOLDERS' EQUITY

Private Placements of Common Stock

On or about May 1, 1999, the Company commenced an offering to sell, pursuant to a confidential private placement memorandum, up to 1,600,000 units at $5 per unit. Each unit offered included 11.5 shares of common stock and warrants to purchase 30 additional shares of common stock at prices ranging from $.50 per share to $1.50 per share. In the first two quarters of 2000, the Company issued 12,518,582 shares pursuant to the offering, and realized net proceeds of $2.2 million after deducting costs related to the offering of $2.9 million.

In addition, during 2000 the Company realized $469 thousand, and issued 2,004,993 shares from the exercise of Class A Warrants from its Private Placement Offering.

Additional Common Stock Issued

The Company issued 8.3 million shares of its common stock for services during the nine months ended September 30, 2000. The Company recognized expenses for such services of $2.3 million.

The Company issued 1.9 million shares in settlement of notes payable and accrued interest totaling $435 thousand.

The Company issued 338 thousand shares to acquire assets totaling $430 thousand.

In conjunction with the repurchase of the exclusive distributor agreement, the Company issued warrants to purchase 500 thousand shares of restricted Company Stock (see Note 13).

The Company issued options to purchase 4.1 million shares with a weighted average strike price of $.15 for services totaling $535 thousand.

Note  11.         RELATED PARTY RECEIVABLES

The Company had receivables from officers and employees totaling $206 thousand at September 30, 2000. Of this amount, $88 thousand represented the exercise price of shares issued under the employee stock option plan. The Company has accepted arrangements for employees to return issued stock valued at $88 thousand. The remaining $118 thousand represented employee tax withholding for salaries paid in stock, which was paid by the employees in October 2000.

Note 12. SEGMENTS

The Company has two reportable segments consisting of (1) the sale and distribution of automatic check cashing machines and (2) fee income earned through check cashing transaction processing.

The following is information for the Company's reportable segments for the nine months ended September 30, 2000:

                                                                         Processing
                                                     Sales Segment         Segment        Unallocated         Total
                                                   ------------------- ---------------- ---------------- ----------------
        Revenue                                                 $ 236            $ 325           $  -0-            $ 561
        Gross margin                                             (507)          (1,490)             -0-           (1,997)
        Depreciation and amortization                              20              228              242              490
        Interest expense                                                                             49               49
        Other, net                                                                               (3,604)          (3,604)
                                                   ------------------- ---------------- ---------------- ----------------
        Income (loss) from continuing
           operations before income taxes                      $ (507)        $ (1,490)        $ (3,653)        $ (5,650)
                                                   =================== ================ ================ ================
        Identifiable assets                                     $   -           $3,042           $2,510           $5,552
        Capital expenditures                                    $   -            $ 461            $ 426            $ 887


The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines. Management anticipates improvements in the gross margins as the volume of machines sold and transactions processed increase to a level sufficient to absorb these overhead costs. Revenues earned from the transaction processing segment included $303 thousand earned from software development. This development was performed in conjunction with an Interim Work and Assignment Agreement entered into with ACS Retail Solutions.

Note 13. REPURCHASE OF DISTRIBUTOR AGREEMENT

In June 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200 thousand collaterized by 333,334 shares of Greenland Corporation common stock, release certain restrictions on Company common stock held by SmartCash, issue warrants to purchase 500,000 shares of Company common stock, and continue to pay commissions on sales of machines until said commissions equal $320 thousand. In addition, the Company issued SmartCash a note payable for $320 thousand that will be repaid through the payment of the commissions noted above. The company recorded a $320 thousand expense on this transaction (see Notes 5, 7 and 9).

Note 14. SOFTWARE DEVELOPMENT REVENUES

In anticipation of entering into a long term check cashing services agreement with ACS Retail Solutions, Inc. (ACS), the Company entered into an Interim Work and Assignment Agreement with ACS in June 2000. Under the terms of the Interim Agreement the Company provided development services, and recorded $303 thousand in revenues for those services. As a result of a dispute between Greenland Corporation and Seren Systems, Inc. regarding ownership of the software technology, the Company was unable to complete its obligation with respect to this Agreement and, as a result, the Company recorded an $84 thousand reserve against the unpaid receivable balance. These services were accounted for on a percentage of completion basis (see note 16).

Note 15. SUBSEQUENT EVENTS

Subsequent to September 30, 2000, the Company issued 4,499,488 shares of common stock for services.

Note 16. LEGAL PROCEEDINGS

On September 29, 2000, the Company filed a First Amended Complaint for Declaratory Relief and Provisional Remedies in San Diego County Superior Court against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by Greenland Corporation, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, Greenland Corporation has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. On November 3, 2000, the judge issued a telephone ruling denying the Company's request for a preliminary injunction.

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the above mentioned dispute. The November 26, 1998 Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. The Company remains confident that once the true facts in this matter are fleshed out before an arbitrator, Greenland Corporation will obtain the substantive determination necessary to obtaining the return of its property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forwarding looking statements, which involve risk and uncertainties. Forward-looking statements include, without limitation, any statement that may predict, indicate or imply future results, performance or achievements and may contain the words "believe," "expect," "anticipate," "estimate," "project," "will be," "will continue" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with completing product development; commercial use of check-cashing machines; product repairs; consumer acceptance; need for additional financing; manufacturing risks; dependence on suppliers; dependence on distributors; rapid technological changes; dependence on key personnel; compliance with state laws; risks of technical problems or product defects; dependence on proprietary technology and other factors detailed in the Company's reports filed with the Securities and Exchange Commission.

INTRODUCTION

The following discussion pertains to the Company's operations and financial condition as of September 30, 2000.

The Company is engaged in the development, production, distribution, servicing and marketing of proprietary software that is capable of providing consumers with a full range of automated financial services including payroll check cashing, ATM, payday advance, wire transfer, bill paying, money order and phone card dispensing services delivered through a freestanding kiosk, similar in appearance to an ATM machine. The Company acquired this technology in May 1998, when the Company purchased the exclusive rights to all of Check Central Inc's. software and hardware designs for the expressed intent of completing the development and marketing of a stand-alone Check Cashing ATM unit. Check Central's technology was acquired through an exchange of all the issued and outstanding stock of Check Central, Inc. for 35,000,000 (pre-reverse split) restricted shares of the Company's common stock valued at $2.6 million.

PLAN OF OPERATION

The Company has invested, and continues to invest substantial amount of capital, considerable time and effort in the development and evolution of the Check Cashing ATM. The formation of relationships with Cisco Systems, MC Info, Sprint, Fourth Shift and Bantec reflects the emphasis the Company has placed in assembling the best available technology and service providers. Prior to the fourth quarter of 1999, the Company's strategy for sales of the Check Cashing ATM was through the utilization of an established, national distributor of ATM machines. The strategy of a single, exclusive Master Distributor was altered in the fourth quarter of 1999 through the addition of Affiliated Computer Services
(ACS) as a distributor for the Company pursuant to a two year, non-exclusive distributorship agreement which allows ACS certain rights to sell and market the Check Cashing ATM in the United States. Management believes that ACS can provide the access to large chain outlets and banking institutions that otherwise may not be accessible to the Company. Our current dispute with Seren Systems, Inc. (see Note 16) is delaying these efforts.

On March 20, 2000, the Company further adjusted its sales strategy by repurchasing the rights to the Master Distributorship from SmartCash ATM. Although SmartCash will remain a non-exclusive distributor, the Company believes that the repurchase of the rights to the Master Distributorship provides the Company with the certain advantages including: increase in gross hardware and software profits, allows the Company to work directly with Independent Sales Representatives and provides the Company with unencumbered access to corporate chain market sales such as WalMart and Piggly Wiggly (see Note 13). The machine test at WalMart was completed in October 2000. Management anticipates further discussions with WalMart once several additional machine features are available. In July the Electronic Commerce Group (ECG) of Affiliated Computer Services
(ACS) became a privately held company pursuant to a sale to GTCR Golder Rauner LLC, a private equity firm managing in excess of $4 billion. As part of this transaction Greenland agreed to the assignment of the distributorship agreement between Greenland and ACS Retail Solutions to ECG. All material terms and conditions of the distributorship agreement remain unchanged.

The Company added to its marketing efforts by implementing a sales and marketing support staff at the Oceanside facility. This staff is primarily engaged in locating and supporting qualified distributors and Independent Sales Operators for the distribution of the Check Cashing ATM, and coordinating effective coverage of regional and national chain accounts. Presently the Company has contracts with approximately 37 distributors. Management has not engaged in direct sales activity because it believes that established distributors have the sales infrastructure in place to penetrate the market more quickly and efficiently. This strategy allows the Company to concentrate its resources on doing what it does best, develop reliable, efficient products.

The Company expects to receive revenue from two revenue streams. The first is through the sale of the Check Cashing ATM. The Company anticipates the initial direct material and labor cost of the machine will be approximately 60% of the Company's selling price. The Company expects that this margin will improve as larger volumes of machines are purchased and the Company can take advantage of volume discounts.

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

The Company anticipates that its working capital needs will be met through a combination of institutional and private party financing, revenues earned from the sale of the Check Cashing ATM's, and proceeds from three classes of warrants which may be exercised as part of the Private Placement Offering. There are no assurance the Company will receive additional proceeds from the private placement through the exercise of warrants (See Liquidity and Capital Resources and Change of Securities).

RESULTS OF OPERATIONS

REVENUE

The Company earned revenues of $86 thousand and $561 thousand for the three and nine months ended September 30, 2000, respectively. This represents a $137 thousand decrease, or 61%, from the three months ended September 30, 1999, and a $366 thousand, or 149%, increase from the nine months ended September 30, 1999.

The Company earned revenues from the sale and rental of Check Cashing ATM's of $60 thousand and $221 thousand for the three months ended September 30, 2000, and 1999, respectively. Sales revenue for the nine months ended September 30, 2000 was $236 thousand. During the first two quarters of 1999 the Company was a development stage company, did not sell machines, and, therefore, did not generate significant sales revenue.

Revenues earned from the transaction processing segment of $26 thousand and $325 thousand for the three and nine months ended September 30, 2000, respectively, increased $24 thousand and $321 thousand from the comparative periods in 1999.

During the three and nine months ended September 30, 2000, revenues of $102 thousand and $387 thousand were earned from software development. This development was performed in conjunction with an Interim Work and Assignment Agreement entered into with ACS Retail Solutions (ACS) in anticipation of a long term servicing agreement. As a result of a dispute between Greenland Corporation and Seren Systems Inc. regarding ownership of the software technology, the Company was unable to complete its obligation with respect to this agreement, and, as a result, the Company recorded an $84 thousand reserve against the unpaid receivable balance.

COST OF SALES

The Company incurred costs of revenues of $747 thousand and $2.6 million for the three and nine months ended September 30, 2000, respectively. Of these costs, $199 thousand and $743 thousand, respectively, related to the cost of manufacturing machines. These costs included fixed overhead expenses for items such as supervision, testing, and facilities, as well as the direct cost of the machines sold. Management anticipates significant improvements in the gross margin on machine sales as the volume of machines sold increases to a level sufficient to absorb these overhead costs. The gross margin on machine sales for the three and nine months ended September 30, 2000 was $(139) thousand and $(507) thousand, respectively. During the first two quarters of 1999, the Company was a development stage company, and, therefore, did not manufacture machines for sale. Costs associated with manufacturing test machines, and processing the associated transactions were included in general and administrative expenses.

Costs associated with transaction processing, included in cost of sales, were $548 thousand and $1.8 million for the three and nine months ended September 30, 2000, respectively, resulting in gross margins on transaction revenue of $(522) thousand and $(1.5) million, respectively. Processing costs included fixed overhead expenses such as the amortization of software development costs, depreciation, labor, and communications. Management anticipates improvements in the gross margin as an increased number of machines are placed in the field, and the Company benefits from the associated economies of scale.

OPERATING EXPENSES

Operating expenses for the three and nine months ended September 30, 2000 were $857 thousand and $3.6 million, respectively, compared to $1.2 million and $2.9 million, respectively, for the corresponding periods in 1999. General and Administrative expenses for the nine months ended September 30, 2000 increased 27%, from the corresponding period in 1999. This increase was as result of increased infrastructure, including the addition of an in-house marketing department.

Research and Development Costs for the three and nine months ended September 30, 2000 of $190 thousand and $551 thousand, respectively, decreased 59% and 33%, respectively, from the comparative periods in 1999, which reflect the Company's transition from a development stage company to an operating company during the third quarter of 1999.

During March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200 thousand collateralized by company stock, release certain restrictions on Company common stock held by SmartCash, issued warrants to purchase 500,000 shares of Company common stock, and continue to pay commissions on sales of machines until said commissions equal $320 thousand. In addition, the Company issued SmartCash a note payable for $320 thousand that will be repaid through the payment of the commissions noted above. The company recorded a $320 thousand expense on this transaction.

OTHER EXPENSE

Net Other Expense of $76 thousand for the nine months ended September 30, 2000 decreased $3 million from the comparative period in 1999. During 1999, the Company exchanged 1,100,000 convertible preferred shares in a public company for notes receivable valued at $1.9 million with interest at 9%. The Company had substantial doubt about the collectibility of the notes and, therefore, established a 100% allowance during 1999. The Company does not recognize interest income on impaired notes. In addition, during 1999, the Company recorded a $1.2 million loss reserve in connection with the sale of 290,000 shares of convertible preferred stock in Golden Age Homes, Inc. to one of its officers. The shares were not convertible until December 1999 and the value at the time of conversion was uncertain. The shares were carried at $1.5 million at the time of sale. As part of the transaction, the Company was relieved of debts totaling $435 thousand and issued 2,800,000 shares to the officer valued at $285 thousand.

NET LOSS FROM CONTINUING OPERATIONS

During the three and nine months ended September 30, 2000, the Company incurred net losses from continuing operations of $1.5 million and $5.7 million, respectively, which represents a 36% increase and a 5% decrease in losses from continuing operations, respectively, from the comparative periods in 1999.

DISCONTINUED OPERATIONS

In April 1999, the Company sold its automated meter reading technology (AMR division) in exchange for shares of convertible preferred stock with a face value of $900 thousand. Accordingly, the AMR division is accounted for as discontinued operations and its operating results are shown separately in the accompanying financial statements. The AMR division had no net sales in 1999. The only asset identifiable with the AMR division consisted of the automated meter reading technology. The Company realized a gain of $713 thousand on the disposal of the asset.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2000, assets totaled $5.6 million, which represents a $799 thousand, or 17% increase, from December 31, 1999's total assets of $4.8 million. The increase is attributable to increased current assets, as well as increases in property and equipment, and other assets. The Company's total liabilities increased to $1.6 million from $1.4 million.

The Company reevaluates its assets on an on-going basis to determine the most effective use and benefit to the Company in relation to the Company's operating needs. Based on this review, the Company may, when appropriate, either sell or leverage the assets for liquidity to support the Company's capital requirements.

Stockholder's equity was $4.0 million at September 30, 2000, an increase of $593 thousand, or 18%, from December 31, 1999. This increase was due to increased paid in capital of $6.5 million received primarily from the Private Placement Offering, and was offset by losses of $5.7 million. The Company has a retained deficit of $(19.4) million.

The Company had a working capital deficiency of $473 thousand at September 30, 2000, which represents a $103 thousand, or 18% improvement from the working capital deficiency of $(576) thousand at December 31, 1999. This improvement was primarily due to additional funds provided to the Company from the Private Placement Offering.

In total, the Company realized approximately $3.5 million net proceeds from the Offering and issued 16,000,000 restricted shares of Common Stock. If all Class A Warrants are exercised the Company will realize approximately $6 million of proceeds, if all Class B Warrants are exercised the Company will realize approximately $12 million of proceeds and if all

Class C Warrants are exercised the Company will realize approximately $18 million of proceeds. There can be no assurance that any portion of the Class A, Class B and/or Class C Warrants will be exercised. Said exercise is dependant upon many factors outside the control of the Company.

The Company's needs for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional sources of institutional and private party financing.

YEAR 2000 COMPLIANCE

In 1999, the Company completed its year 2000 compliance review of its information technology systems and non-information technology systems and successfully implemented all related upgrades, replacements, or modifications necessary. The Company experienced virtually no year 2000 business interruptions either internally or related to its major vendors. The total cost of the year 2000 related enhancements was approximately $50 thousand, including an estimate of internal payroll committed to year 2000 related projects.

Part II           OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

On September 29, 2000, the Company filed a First Amended Complaint for Declaratory Relief and Provisional Remedies in San Diego County Superior Court against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by Greenland Corporation, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, Greenland Corporation has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. On November 3, 2000, the judge issued a telephone ruling denying the Company's request for a preliminary injunction.

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the above mentioned dispute. The November 26, 1998 Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. The Company remains confident that once the true facts in this matter are fleshed out before an arbitrator, Greenland Corporation will obtain the substantive determination necessary to obtaining the return of its property.

Additionally, from time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position results of operations, or cash flows.

ITEM 2            CHANGES IN SECURITIES

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

During the first quarter of 2000, the Company realized $2.2 million in net proceeds from the Offering, and issued 12,225,332 restricted shares of common stock. These Securities are not registered and are deemed to be "Restricted" as that term is defined under Rule 144 of the Securities Act of 1933. The Securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Written representations were obtained from the purchasers and legends were placed upon the certificates issued in connection therewith.

In addition, during the nine months ended September 30, 2000, the Company realized $469 thousand and issued 2,004,993 shares from the exercise of Class A Warrants from its Private Placement Offering.

Additional Common Stock Issued

The Company issued 8.3 million shares of its common stock for services during the nine months ended September 30, 2000. The Company recognized expenses for such services of approximately $2.3 million.

The Company issued 1.9 million shares in settlement of notes payable and accrued interest totaling $435 thousand.

The Company issued 338 thousand shares to acquire assets totaling $430 thousand.

In conjunction with the repurchase of the exclusive distributor agreement, the Company issued warrants to purchase 500 thousand shares of restricted Company Stock.

The Company issued options to purchase 4.1 million shares with a weighted average strike price of $.15 for services totaling $535 thousand.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES
           None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
           The Company's Annual Meeting of Shareholders was held on September 29, 2000. The following members were elected to the Company's Board of Directors for the ensuing year: Louis T. Montulli, Max Farrow, Thomas Beener, Lee Swanson, Gene Cross, and George Godwin. The shareholders also approved an increase in the Company's authorized shares from 100 million to 180 million and an increase in the number of shares authorized under its 1999 Stock Option Plan from 8 million to 14 million. In addition, the shareholders elected Levitz, Zacks, and Ciceric to serve as the Company's independent accountants for the fiscal year 2000.

ITEM       5 - OTHER INFORMATION
           None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
     (a)      Exhibit 27 - Financial Data Schedule
     (b) Exhibit 99.1 - First Amended Complaint for Declaratory Relief and Provisional Remedies.
     (c) Exhibit 99.2 - Telephone ruling on First Amended Complaint for Declaratory Relief and Provisional Remedies.
     (d)      Exhibit 99.3 - Commercial Demand for Arbitration Against Seren
              Systems.
     (e)      Reports on Form 8-K - None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date: November 20, 2000          By: /s/ Ken Hoitt
                                         --------------------------
                                         Ken Hoitt
                                         Acting Chief Financial Officer



        Date: November 20, 2000          By: /s/ Thomas J. Beener
                                         ------------------------
                                         Thomas J. Beener
                                         Secretary, Director



        Date: November 20, 2000          By: /s/ Louis T. Montulli
                                         --------------------------
                                         Louis T. Montulli
                                         CEO, Chairman of Board