Form 10QSB/A
period 2000-06-30
GREENLAND CORP
filed 2000-11-21
CIK 852127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

                              GREENLAND CORPORATION
                             REPORT ON FORM 10-QSB/A
                           QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

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

    ITEM 2.       Management's discussion and analysis of financial condition and results of operations

PART II. Other Information

                  Signatures

                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                       June 30,        December 31,
                                                                                         2000              1999
                                                                                    ---------------- -----------------
           Current Assets:
              Cash                                                                         $519,422        $  235,574
              Accounts receivable (less allowance for uncollectible
                accounts of $8,789 in 2000, and $120,300 in 1999)                           379,727             6,508
              Receivables from employees                                                     60,982            26,080
              Inventories                                                                   308,799           299,116
              Accounts receivable - officers                                                161,838           161,838
              Prepaid officers compensation                                                 189,657            63,414
              Other current assets                                                           65,385                 -
              Notes receivable                                                              200,000                 -
                                                                                    ---------------- -----------------

                     Total current assets                                                 1,885,810           792,530

           Property and equipment, net                                                      538,368           190,004
           Long term notes receivable, net                                                        -                 -
           Investments                                                                      900,000           900,000
           Intangibles, net                                                               3,068,776         2,862,903
           Other assets                                                                     151,394             7,500
                                                                                    ---------------- -----------------

                     Total assets                                                        $6,544,348       $ 4,752,937
                                                                                    ================ =================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

           Current Liabilities
              Notes payable                                                               $ 392,950         $  98,100
              Trade accounts payable                                                        644,390           426,918
              Accrued expenses                                                              577,119           572,958
              Current portion of capital leases                                              31,767                 -
              Notes payable to related parties                                               75,000           270,000
              Stock subscription refunds payable                                                  -                 -
                                                                                    ---------------- -----------------

                     Total current liabilities                                            1,721,226         1,367,976

           Long term liabilities:
              Long term portion of capital leases                                           105,866                 -
                                                                                    ---------------- -----------------

                     Total Liabilities                                                    1,827,092         1,367,976
                                                                                    ---------------- -----------------

           Stockholders' Equity:
              Common stock, $.001 par value; 100,000,000 shares
                authorized, 57,105,432 (35,298,622 in 1999) issued
                and  outstanding                                                             57,105            35,298
              Additional paid in capital                                                 22,742,378        16,881,759
              Subscribed shares unissued                                                          -           174,437
              Receivable for issued shares                                                 (244,547)                -
              Retained deficit                                                          (17,837,680)      (13,706,533)
                                                                                    ---------------- -----------------

                     Total stockholders' equity                                           4,717,256         3,384,961
                                                                                    ---------------- -----------------

                     Total liabilities and stockholders' equity                         $ 6,544,348       $ 4,752,937
                                                                                    ================ =================

      See accompanying notes to Condensed Consolidated Financial Statements

GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three months ended                    Six months ended
                                                                   June 30,                             June 30,
                                                            2000             1999                 2000            1999
                                                       ---------------- ----------------     --------------- ---------------
   Revenues                                                  $ 395,491         $  1,866           $ 474,759        $  2,500
   Cost of goods sold                                        1,175,544                -           1,810,524               -
                                                       ---------------- ----------------     --------------- ---------------

             Gross income/(loss)                              (780,053)           1,866          (1,335,765)          2,500

   General and administrative expenses                       1,239,157          425,121           2,039,110       1,404,936
   Research and development costs                              140,670           78,839             360,760         353,897
   Repurchase of distributor agreement                               -                -             320,000               -
                                                       ---------------- ----------------     --------------- ---------------

                 Total operating costs                       1,379,827          503,960           2,719,870       1,758,833
                                                       ---------------- ----------------     --------------- ---------------

             Operating loss                                 (2,159,880)        (502,094)         (4,055,635)     (1,756,333)

   Other income (expenses):
      Reserve for note receivable                                    -                -                   -               -
      Gain on sale of investment and PPE                             -           20,394                   -          20,394
      Loss on sale of investments                                    -                -             (42,500)     (1,164,750)
      Reserve on note receivable - unrealized                        -       (1,900,000)                  -      (1,900,000)
      Interest expense                                         (18,909)          (7,626)            (33,487)        (26,610)
      Other income (expense)                                     2,879                -               3,675               -
                                                       ---------------- ----------------     --------------- ---------------
   NET LOSS FROM CONTINUING
      OPERATIONS                                            (2,175,910)      (2,389,326)         (4,127,947)     (4,827,299)

   Gain on sale of discontinued operations                           -          713,277                   -         713,277
                                                       ---------------- ----------------     --------------- ---------------

             Loss from before income taxes                  (2,175,910)      (1,676,049)         (4,127,947)     (4,114,022)

   Income tax expense                                                -                -               3,200               -
                                                       ---------------- ----------------     --------------- ---------------
   Net Loss                                               $(2,175,910)     $(1,676,049)        $(4,131,147)    $(4,114,022)
                                                       ================ ================     =============== ===============

   Net loss per share:

   Loss before discontinued operations                           (0.04)           (0.13)              (0.08)          (0.27)
   Gain from discontinued operations                                 -             0.04                   -            0.04

      Basic loss per share                                       (0.04)           (0.09)              (0.08)          (0.23)
      Diluted loss per share                                     (0.04)           (0.09)              (0.08)          (0.23)

   Weighted average shares outstanding
      Basic and diluted                                     52,261,956       18,163,279          48,863,008      18,163,279



See accompanying notes to Condensed Consolidated Financial Statements

                      GREENLAND CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Additional    Subscribed    Receivable
                                      Common Stock          Paid-in       Shares      for Issued       Retained
                                   Shares       Amount     Capital       Unissued       Shares          Deficit          Total
                                ------------- ---------- ------------- ------------- ------------- ---------------- ---------------
Balance at December 31, 1998      12,708,331   $ 12,708   $12,652,183  $     -0-     $     -0-        $ (6,884,321)     $5,780,570

Shares issued to retire debt
   and to purchase assets          4,273,166      4,273       766,254             -             -                -         770,527
Sale of common stock               5,897,231      5,897     1,099,804             -             -                -       1,105,701
Shares issued for services        12,419,894     12,420     2,358,618             -             -                -       2,371,038
Subscribed shares unissued                 -          -             -       174,437             -                -         174,437
Warrants to purchase shares                -          -         4,900             -             -                -           4,900
Net loss                                   -          -             -             -             -       (6,822,212)     (6,822,212)


------------------------------- ------------- ---------- ------------- ------------- ------------- ---------------- ---------------
Balance at December 31, 1999      35,298,622   $ 35,298   $16,881,759     $ 174,437  $      -0-       $(13,706,533)      $3,384,961
------------------------------- ------------- ---------- ------------- ------------- ------------- ---------------- ---------------


Shares issued to retire debt
   and to purchase assets          3,651,175      3,652     1,319,901             -      (244,547)               -       1,079,006
Sale of common stock              11,576,341     11,576     2,158,938             -             -                -       2,170,514
Shares issued for services         3,632,060      3,632     1,160,354             -             -                -       1,163,986
Subscribed shares issued             942,241        942       173,495      (174,437)            -                -               -
Exercise of warrants               2,004,993      2,005       486,322             -             -                -         488,327
Options issued for services
   and to purchase assets                  -          -       561,609             -             -                -         561,609

Net loss                                   -          -             -             -             -       (4,131,147)     (4,131,147)


------------------------------- ------------- ---------- ------------- ------------- ------------- ---------------- ---------------
Balance at June 30, 2000          57,105,432   $ 57,105   $22,742,378   $     -0-       $ (244,547)   $ (17,837,680)     $4,717,256
=============================== ============= ========== ============= ============= ============= ================ ===============

See accompanying notes to Condensed Consolidated Financial Statements

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Six months ended
                                                                             June 30, 2000      June 30, 1999
                                                                           ------------------ -------------------
   Cash from operating activities:
      Net loss                                                                  $ (4,131,147)        $(4,114,022)
      Adjustments to reconcile net loss to cash used in
        operating activities:
             Depreciation and amortization                                           305,517               6,566
             Allowance for uncollectible account                                      28,659           1,900,000
             Realized loss on disposal of assets                                      42,500             451,473
             Repurchase of Distributor Agreement                                     320,000                   -
             Stock issued for services                                             1,163,986           1,475,921
             Options issued for service                                              280,520                   -
             (Increase) decrease in
                 Accounts receivable                                                (324,378)            (89,852)
                 Inventories                                                          (9,683)           (192,915)
                 Accounts receivable - officers and other assets                     (36,428)             (7,991)
             Increase (decrease) in:
                  Trade accounts payable                                             217,472            (29,436)
                  Accrued expenses                                                   260,360             146,610
                                                                           ------------------ -------------------
                        Net cash used in operating activities                     (1,882,622)           (453,646)
                                                                           ------------------ -------------------

   Cash flows from investing activities:
      Purchase of equipment                                                         (292,371)            (14,715)
      Investment in notes receivable                                                (200,000)                  -
                                                                           ------------------ -------------------

                        Net cash used in investing activities                       (492,371)            (14,715)
                                                                            ------------------ -------------------

   Cash flows from financing activities:
      Proceeds from sale of stock                                                  2,170,514             503,356
      Collection of stock subscriptions                                                    -             120,602
      Amounts repaid to stockholders                                                       -             (12,349)
      Proceeds from sale of warrants                                                 488,327                   -
      Net proceeds from loans                                                              -              21,800
                                                                           ------------------ -------------------

                        Net cash provided by financing activities                  2,658,841             633,409
                                                                           ------------------ -------------------

                        Increase in cash                                             283,848             165,048

   Cash at the beginning of period                                                   235,574               3,332
                                                                           ------------------ -------------------

   Cash at end of period                                                           $ 519,422           $ 168,380
                                                                            ================== ===================

   Supplemental information:

      Cash paid for interest                                                          16,793                 124
      Cash paid for income taxes                                                       3,200                   -

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

     The Company acquired receivables from its officers and employees in the amount of $244,547 for the exercise price of certain shares issued under the employee stock option plan, and for the repayment of the employee portion of withholding from compensation paid in the form of Company stock.

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

Note 5.           NOTE RECEIVABLE

During March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). Among other consideration the Company agreed to loan SmartCash $200,000 collateralized by 333,334 shares of Greenland stock, with a fair value of $98,997 at June 30, 2000. Payments are due on the note upon the sale of the stock collateral, and interest accrues at 10% per annum. In addition, the Company believes it has a direct offset of this note receivable against the $320,000 note payable to SmartCash (see Note 13).

Note 6.           INVESTMENTS

Investments at June 30, 2000 consisted of convertible preferred stock recorded at the lower of cost or market. The preferred stock, valued at $900,000, is convertible into fully paid and non-assessable shares of common stock at a conversion price adjusted downward to equal the average of the closing bid price for a share of common stock for the five trading days of September 25 through September 29, 2000. Therefore, the preferred stock conversion automatically adjusts the investment value to $900,000 at the end of September 2000.

Note 7.           INTANGIBLE ASSETS

In 2000, the Company capitalized $429,750 of costs incurred to upgrade and enhance the check cashing software purchased from Check Central, Inc. The software was not ready for its intended use at June 30, 2000. The Company amortizes capitalized software costs over 5 years.

Note 8.           NOTES PAYABLE

Notes payable at June 30, 2000 are summarized as follows:

                             Notes Payable:                            $      392,950
                             Notes Payable to Related Parties          $       75,000


The Company repaid note obligations during the six months ended June 30, 2000 in the amount of $340,150 with stock (see Note 10).

Note 9.           CAPITAL LEASES

During 2000, the Company obtained financing for certain furniture and equipment through leases. Future minimum lease payments under the capital leases for the years ending June 30, are as follows:

                             2001                           $ 60,148
                             2002                             60,148
                             2003                             40,818
                             2004                             28,096
                             2005                             16,929
                                                     ----------------
           Total lease payments payable                      206,139

           Less amount representing interest                 (68,506)
                                                     ----------------

           Net lease payable                                $137,633
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

The Company had receivables from officers and employees totaling $467,367 at June 30, 2000. Of this amount, $200,800 represented the exercise price of shares issued under the employee stock option plan. The Company received checks from the employees for $200,800, but as an accommodation to the employees, did not deposit the checks until after June 30, 2000. Subsequent to June 30, the Company deposited $54,000 in employee's checks, and has accepted arrangements for employees to return issued stock valued at $146,800. The remaining $266,567 represented employee tax withholding for salaries paid in stock, which was paid by the employees in October 2000.

Note 12.          SEGMENTS

The Company has two reportable segments consisting of (1) the sale and distribution of automatic check cashing machines and (2) fee income earned through check cashing transaction processing.

The following is information for the Company's reportable segments for the six months ended June 30, 2000:

                                                                         Processing
                                                     Sales Segment         Segment        Unallocated         Total
                                                   ------------------- ---------------- ---------------- ----------------
        Revenue                                             $ 175,797        $ 298,962         $    -0-        $ 474,759
        Gross margin                                         (368,675)        (967,090)             -0-       (1,335,765)
        Depreciation and amortization                          16,513          148,579          140,425          305,517
        Interest expense                                                                         33,487           33,487
        Other, net                                                                           (2,758,695)      (2,758,695)
                                                   ------------------- ---------------- ---------------- ----------------
        Income (loss) from continuing
           operations before income taxes                   $(368,675)       $(967,090)     $(2,792,182)     $(4,127,947)
                                                   =================== ================ ================ ================
        Identifiable assets                                 $ 308,799      $ 3,159,915       $3,320,181       $6,788,895
        Capital expenditures                                                   801,552          388,204        1,189,756


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

Note 13.          REPURCHASE OF DISTRIBUTOR AGREEMENT

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

Note 14.          SOFTWARE DEVELOPMENT REVENUE

In anticipation of entering into a long term check cashing services agreement currently under negation with ACS Retail Solutions, Inc (ACS), and 7-Eleven, Inc, the Company entered into an Interim Work and Assignment Agreement with ACS in June 2000. Under the terms of the interim agreement the Company has provided software development services, and has recorded $285,012 in revenues for these services. The Company anticipates the software development will be completed in the third quarter. These services were accounted for on a percentage of completion basis.

Note 15.          SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

REVENUE

The Company earned revenues of $395,491 and $474,759 for the three and six months ended June 30, 2000, respectively. During the second quarter of 2000, revenues of $285,012 were earned from software development, of which $181,246 was recognized in June while $103,766 was recognized in May. Both amounts were subsequently paid-in-full. This development was performed in conjunction with the Interim Work and Assignment Agreement entered into with ACS Retail Solutions
(ACS) in anticipation of a long term servicing agreement currently under negotiations with ACS, 7-Eleven, and the Company.

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

Stockholder's equity was $4,717,256 at June 30, 2000, an increase of $1,332,295, or 39%, from December 31, 1999, due largely to additional paid in capital received from the Private Placement Offering. The Company has a retained deficit of $(17,837,680).

The Company had working capital of $164,584 at June 30, 2000, which represents a $740,030, or 129%, improvement from the working capital deficiency of $(575,466) at December 31, 1999. This improvement was primarily due to additional funds provided to the Company from the Private Placement. The allowance for doubtful accounts decreased by $111,511 from December 31, 1999 reflecting the write-off of one December 31,1999 account receivable which was fully reserved at that date.

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

Additional Common Stock Issued

The Company issued 3,632,060 shares of its common stock for services during the six months ended June 30, 2000. The Company has recognized expenses for such services in the amount of $1,163,986.

The Company issued 1,559,322 shares in settlement of notes payable and accrued interest totaling $340,150.

The Company issued 2,091,853 shares to acquire assets and pay accrued expenses totaling $983,403.

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

     Date: November 21, 2000                      By: /s/ Ken Hoitt
                                                  ------------------------
                                                  Ken Hoitt
                                                  Acting Chief Financial Officer


     Date: November 21, 2000                      By: /s/ Thomas J. Beener
                                                  ------------------------
                                                  Thomas J. Beener
                                                  Secretary, Director


     Date: November 21, 2000                      By: /s/ Louis T. Montulli
                                                  -------------------------
                                                  Louis T. Montulli
                                                  CEO, Chairman of Board