Form 10KSB
period 2000-12-31
GREENLAND CORP
filed 2001-04-17
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 017833

                              GREENLAND CORPORATION
             (Exact Name of Registrant as specified in its charter)

            NEVADA                                      87-0439051
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                              1935 AVENIDA DEL ORO
                               OCEANSIDE, CA 92056
              (Address and zip code of principal executive offices)

                                 (760) 414-9941
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/X/  YES   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (*229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,882,728 based upon a $0.09 per share trading price on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      CLASS A COMMON STOCK $0.001 PAR VALUE
               77,703,813 SHARES OUTSTANDING AS OF MARCH 31, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one): |X|YES   NO

FORWARD LOOKING INFORMATION
--------------------------------------------------------------------------------

In addition to historical information, this Annual Report on Form 10-KSB may contain forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risks and Uncertainties." References in this Annual Report on Form 10-KSB to "Greenland" and the "Company" are to Greenland Corporation and its wholly-owned subsidiary, Check Central, Incorporated.

PART I.
--------------------------------------------------------------------------------

ITEM 1.

GENERAL

Greenland is a Nevada corporation formed on July 17, 1986, as Zebu, Inc. On September 11, 1994, the shareholders approved changing the name of the company to Greenland Corporation. In September 1994, the Company acquired GAM Properties, Inc., which it sold for stock, in December 1997, to Golden Age Homes, Inc.

In May 1998 the Company acquired all the issued and outstanding stock of Check Central, Inc. ("Check Central"); Check Central is a wholly owned subsidiary of Greenland.

The Company was previously engaged in the development and marketing of communications technology, called AirLink, to enable utilities to automate meter-reading functions. On April 5, 1999, the Company sold its AirLink technology to Telenetics Corporation.

Following the acquisition of Check Central, Greenland devoted itself to the development and marketing of automated check cashing products and technologies. For the past several years, the Company has worked on the development and marketing of its MAXcash(TM) automated banking machine ("ABM"), a product similar in form to an automated teller machine ("ATM").

The Company has also worked on the development of point-of-sale transaction software to provide back-office support for a network of such machines in the field. The Company placed the first production units of its MAXcash ABM in the field in the second quarter of fiscal year 1999. To date, the Company has placed 31 of these systems in ten U.S. states, including California, Colorado, Kansas, Louisiana, Nevada, North Carolina, South Carolina, and Michigan and Washington. Key customers and test sites included locations in Wal-Marts, Piggly Wiggly Stores, and Texaco Star-Marts, among others.

Over the past two years, the Company has developed expertise in the point-of-sale transaction business through its efforts related to the MAXcash ABM. In the future, the Company expects to continue its focus and efforts on the sale of these proprietary systems, as well as expand its operations going forward on providing open-systems point-of-sale ("POS") transaction processing support.

During fiscal year 2000, the Company worked to improve its back-office POS software systems support. However, the Company is in litigation with Seren Systems, Inc. ("Seren"), its principal software developer and may need to acquire and/or build new software from alternative sources. (ALSO SEE "RISKS AND UNCERTAINTIES" AND "LEGAL MATTERS.")

The Company's principal executive offices are located 1935 Avenida del Oro, Oceanside, CA, 92056. The Company's main phone number is (760) 414-9941.

MARKET OVERVIEW

The number of consumers in the U.S. that do not use traditional banking services is significant. According to Marketdata Enterprises, Inc., 35 percent of the population can be categorized as "sub-prime," i.e., consumers with sub-prime credit ratings who make most of their financial transactions outside of the traditional banking industry.

Without bank accounts, many of these people are obliged to turn paychecks into cash and/or money orders from alternative service providers. According to Financial Service Centers of America ("FiSCA"), a professional organization representing the check cashing industry, there are approximately 6,000 neighborhood financial service centers, which cash upwards of 180 million payroll checks annually with an aggregate face value of more than $60 billion.

FiSCA reports that, in recent years, as a broader spectrum of consumers have sought increased financial service convenience, including flexibility of hours and faster delivery of financial services, community-based check cashing centers have proliferated.

Over the years, check cashers have introduced a wide range of financial services to complement basic check cashing. While the cashing of checks, including payroll checks, government checks, personal checks and insurance drafts, remains the check cashing center's primary activity, other financial services are available at check cashing facilities. These include the sale of money orders, money wire transfers, payment of public utility bills, welfare benefit and food stamp distribution, public transportation fare, metrocard and token sales, and pre-paid telephone debit cards, to cite a few.

Just as the services offered by the industry have expanded over time, the markets that check cashers serve have broadened. Check cashing centers traditionally were concentrated in lower income neighborhoods, serving and hiring residents of these communities. More recently, as middle-income consumers have demanded more convenient financial services, check cashers have expanded into their communities. According to FiSCA, the greatest growth of the industry can be seen in the suburban market.

Check cashing and other financial services are not the exclusive province of check cashing stores, or even the use of automated kiosks like the Company's MAXcash ABM system. The increasing sophistication of POS systems in retail stores enables easier and safer delivery of check cashing, check approval and guarantee systems, especially with the deployment of advanced risk management software. According to the 1997 U.S. Census, there are over 1.1 million retail establishments in the U.S. The vast majority of these retail locations could provide at least some financial services to their customers as long as adequate POS support - including hardware and software systems - is available.

The Company is addressing what it believes is an emerging market segment and increasing demand. Financial services businesses cash checks for a fee based upon a percentage of the face amount of the check. As reported in the Los Angeles Times on March 3, 2000, it is estimated that the fringe banking community generates approximately $6 billion in total fees annually.

The financial potential associated with selling and operating stand-alone automated check cashing machines such as the MAXcash ABM, is considerable., The scope of such an effort requires considerable financial capital. (ALSO SEE "RISKS AND UNCERTAINTIES.") The Company plans to leverage its experience and resources to providing back-office software support for such services and to partnering with other POS and risk-management concerns (both hardware and software) to offer retailers cost effective access to financial and risk-management services for their customers. (ALSO SEE "BUSINESS STRATEGY.")

In addition, the Company, in January 2001, announced that it intends to build shareholder value through acquisitions of related POS services industry companies. While there is no assurance that acquisitions will occur, management believes that the Company provides an opportunity for private companies to gain liquidity for their shareholders, and gain access to funding sources that may be available through public corporate vehicles.
(ALSO SEE "RISKS AND UNCERTAINTIES" AND "BUSINESS STRATEGY.")

BUSINESS OPERATIONS

The Company has been engaged in the development of software that is capable of providing consumers with a full range of automated financial services including payroll and other check cashing, ATM, wire transfers, bill paying, money order and phone card dispensing services delivered through a freestanding kiosk, similar in appearance to an ATM machine. The Company acquired this technology in May 1998. To increase the utility of this base code, the

Company had been primarily working with Seren Systems, a third-party software development company. However, it is currently involved in legal proceedings that may compromise the Company's continued use of the software modifications developed by Seren, and the ownership of the modified software source code. (ALSO SEE "LEGAL MATTERS.")

The Company placed the first production units of its MAXcash ABM in the field in the second quarter of 1999. These units have been providing check cashing, ATM, money order and phone card dispensing services, up until the end of the first quarter of 2001. The Company has had more than 31 units in operation located in nine States, including California, Colorado, Kansas, Louisiana, Nevada, North Carolina, South Carolina, Michigan and Washington. Through these activities, the Company has developed expertise in retail-based financial services. These marketing efforts were based on a revenue model that included sales of check-cashing hardware, and the resulting recurring revenue generated from the transaction fees extracted from check cashing, ATM, money order and prepaid phone card sales. The platform was also initially designed to support additional transactions, e.g., wire transfers and electronic bill payments, although such were not added due to the Seren dispute and other matters. (ALSO SEE "LEGAL MATTERS.")

As a result of Seren's refusal to release the Company's MAXcash operating source code, the Company is currently unable to modify the installed version of the operating software to fix defects or "bugs." In addition, current management's view is that the original and properly functioning Check Central check-cashing system was incompletely integrated by Seren with respect to its risk management functions. Pursuant to the litigation, a functional review was conducted of Seren's most current version of the system. The technical assessment found the updated system to still be lacking many of the MAXcash terminal bug fixes, and it did not fully integrate all of the risk management components of the Check Central software. (Also see "Legal Matters.")

The Company's technical review also indicated that it would take three to six months to complete and test this latest version of the Company's proprietary system. On April 2, 2001, primarily as a result of the functional review, the Company was forced to temporarily suspend its check processing operations, as well as sales and distribution of the MAXcash terminals, due to greater than acceptable check processing risk and to operating losses until the integration of the Check Central software with the MAXcash operating system is completed. (ALSO SEE "RISKS AND UNCERTAINTIES" AND "LEGAL MATTERS" AND "SUBSEQUENT EVENTS.")

Management has identified immediately available alternatives, including credible national suppliers of software resources in order to complete the development necessary to provide ongoing support for its existing MAXcash ABM. The Company is currently in contract negotiations with a number of such suppliers. Barring unforeseen events, the Company expects to continue check processing operations within four to six months once the development of operating software is complete. (ALSO SEE "RISKS AND UNCERTAINTIES.")



THE MAXCASH ABM - GENERAL OPERATION

A potential check cashing customer can enroll for a check cashing membership at any MAXcash ABM location by simply filling out and inserting the application into the machine or enrolling by voice over a dedicated telephone. The check is scanned and returned to the customer. A photo image of the customer, the application, and the check are transmitted for approval to the Company's call center. The initial approval process is brief - approximately ten minutes, depending upon how quickly the applicant's information can be verified. The approval process involves confirmation of basic information such as employment, employer's bank account, driver's license, and address. Upon approval, customers can then cash their payroll check by inserting the check into the scanner and following the on screen directions. The customer has a choice of selecting either Spanish or English by simply touching the screen.

Once the check is inserted, the customer is prompted to enter a Personal Identification Number ("PIN") the customer selected when filling out the application. If there are any questions, a telephone handset is provided and, when lifted by the customer, dials directly into the Company's customer service center. The customer service representative can help the customer through the prompts in either Spanish or English. If there are no questions, the screen will prompt the customer to enter the check date and amount, insert the check into the scanner, and once approved, the check is cashed. The processing software used by the Company's call center is designed to perform up to one hundred and twenty-four separate algorithms and can approve the check in seconds. Any checks that are not approved are rejected and returned to the customer.

For future transactions, customers are mailed a membership card that contains a magnetic strip and looks like a standard ATM card. If a card is lost or stolen, customers will still be able to cash checks by remembering the social security or unique identification number and PIN. If the customer loses his card and forgets his numbers, the Company can still cash the check by comparing the customer's original photo with the person standing in front of the MAXcash ABM camera, reviewing the customer's unique history file, make a determination of risk and approve or deny the check cash transaction.

Once the check is approved, a fee is deducted from the face value of the check and the remaining balance is then available to the customer to be taken as cash and/or in product - money orders, phone cards and/or other products purchased as they became available. The customer is prompted to select the amount to be dispensed in any combination of cash or products purchased. No coins are dispensed - cash is dispensed to the customer in increments of $1, $5, $20 and $100 denominations, rounding the transaction up or down to the nearest whole dollar. The Company also has a two-cassette dispensing model that pays out amounts using, e.g., $50's and $20's, with any balance paid via a voucher. This in-store voucher is good for purchases or cash at the register.

The checks cashed during the day are stored in a keyed lock box. The retailer removes the checks from the ABM at the end of the day and deposits the checks into a designated clearing account at a local bank. A fee based on a percentage of the total amount of checks authorized is deducted from the clearing account on a daily basis. A transaction detail report is provided that shows the fee breakdown along with all in-store vouchers, money orders, checks cashed, ATM withdrawals and any other transactions. The daily reports are provided by the Company and are sent via e-mail directly to the customer's designated location each day. The detailed reports enable the retailer to reconcile the daily check deposits to the daily summary.

Cash loading is generally the responsibility of the retailer, unless other arrangements are made. The Company has entered into an arrangement with Bantec to load certain machines placed in operation by the Company. Bantek loads the machine twice a week and deposits the checks at a central bank account. Depending on the volume of checks cashed and other services provided a merchant is expected to load approximately $50,000 to $100,000 of cash in each machine.

The Company supplies money orders through an arrangement with Travelers Express, and can make arrangements with others as required.

BUSINESS STRATEGY

The Company's long-term goal is to participate successfully in the $60+ billion check cashing market by offering an open-architecture POS/check cashing transaction processing platform, either for self-service or clerk assisted transactions. In addition to the Company's support for its MAXcash ABM kiosk, the Company plans to broaden its market focus and reposition itself as a leading provider of back-office transactions and support services to the self-service check cashing, retail, and POS transaction industries - including check approval and guarantee services, merchant POS services, ATM transaction processing, money order and prepaid phone card dispensing, wire transfer, bill pay, and other products and services. By creating an open-systems transaction processing environment, the Company will be repositioned as a "switch" that multiple providers can connect to and through. As a switch, the Company will be in a better position to not only leverage its own direct sales efforts, but also those of national ATM & POS hardware suppliers such as NCR, Diebold, Tidel, Triton, Cross, IBM, Verifone (H-P), etc., which could have the effect of accelerating short- and long-term sales growth. (ALSO SEE "RISKS AND UNCERTAINTIES.")

In order to sell its MAXcash ABM, the Company initiated contracts with approximately 37 select ATM and merchant services Distributors across the country. The Company's distributor agreements provide for two level pricing depending on the number of machines sold. Distributors are not required to purchase product for inventory.

In addition, the Company contracted, in December 1999, with Affiliated Computer Services - Electronic Commerce Group ("ACS"), based in Dallas, Texas as a distributor for the Company pursuant to a two-year, non-exclusive distributorship agreement, providing ACS certain exclusive rights to market, sell and distribute the MAXcash ABM in the United States. ACS is a diversified information technology company with annual sales of over two billion dollars. Supported by field sales offices in most major cities, ACS provided processing for more than 18,000 ATM machines nationwide and provided maintenance for more than 10,000 machines. Management believed that ACS could have provided access to large chain outlets and banking institutions that otherwise would not be accessible to the Company.

On June 24, 2000, ACS also engaged the Company to provide development and eventually transaction processing services for a large scale ABM-like terminal distribution project with 7-Eleven, Inc. (publicly known as "V.com") under the "Interim Work and Assignment Agreement." Other development and technology partners in this project included NCR, American Express, Western Union, First Data Corporation, EDS and Mosaic Software. 7-Eleven's goal for V.com is deployment of the NCR-designed advanced ABM-like check cashing/financial services kiosks into their 5,000 locations in North America.

The Company, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support this large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut-down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. None of the parties have brought suit against the Company and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future. (ALSO SEE "RISKS AND UNCERTAINTIES" AND "LEGAL MATTERS.")

ACS sold their Electronic Commerce Group in June 2000, to Genpass Technologies, a wholly owned subsidiary of Genpass, Inc. ("Genpass"). The V.com development and services project stayed with ACS in their Retail Solutions subsidiary. The MAXcash distribution contract was assigned to Genpass at the time of sale. In October 2000, the Company's participation in the V.com project development work was stopped due to the rise of the software property dispute, and subsequent litigation proceedings with Seren. (ALSO SEE "RISKS AND UNCERTAINTIES" AND "LEGAL MATTERS.")

To date, neither the ACS nor the Genpass relationships have generated any MAXcash ABM sales, nor are there any known commitments by Genpass to continue to promote the MAXcash terminals and associated transaction processing.

Self-service check cashing (and the addition of related products and services) is a capital-intensive business. In addition to significant risk management issues, each machine sold or owned by the Company requires substantial working capital to build, operate, maintain inventory of, ship, and service. Furthermore, substantial amounts of cash are required to meet the needs of customers who use the machine.

Accordingly, the Company intends to eliminate direct manufacturing and reduce its efforts on direct placements of MAXcash ABM units in favor of fully outsourcing such machine assembly and sales efforts, supported by the Company's proprietary POS transaction software. Using historical and ongoing database analysis, the Company believes it can also provide the associated services of automated settlement functions and reporting at substantially reduced cost, along with reducing the risk of bad checks to such outsourcing partners and customers.

In order to accomplish these new objectives, the Company is in the process of exploring several strategic partnerships for the continued development and sales of hardware systems (ABM-like machines), POS transaction software (the back-office), all to reside on an advanced, third-party supplied host platform. The net effect of this strategy is to reduce The Company's ongoing business risk, previously reliant on an exclusively in-house ABM sales strategy.

Concurrently, management is devoting the Company's resources to further enhance its proprietary back-office risk management operations to support fully automated POS check cashing approval and guarantee services. The proposed processing architecture will be reengineered as an open platform systems environment in order to provide support for multiple existing ATM and POS vendors, e.g., NCR, Diebold, Tidel and others, in addition to the Company's MAXcash ABM. The Company will then be able to leverage the direct sale forces of these large-scale, national hardware manufacturers in order to generate sales revenues.

While the Company is engaged in this process, and given the technical limitations imposed by the Seren-originated software code dispute, the Company, on April 2, 2000, temporarily suspended its current check cashing operations in order to minimize its check cashing risk, reduce operating losses, and to conserve capital. (ALSO SEE "RISKS AND UNCERTAINTIES" AND "LEGAL MATTERS" AND "SUBSEQUENT EVENTS.")

Notwithstanding the above, the Company's forward looking strategy is to begin to broaden its focus and to reposition itself as a POS systems and services company, offering bundled solutions (hardware and software) to its target markets, which include financial institutions, grocery stores, high-volume retailers, independent check cashers, convenience stores, and gas stations. These target markets account for over 325,000 locations in the U.S.

The Company's back-office support infrastructure, once fully developed and deployed, is expected to support payroll and personal check cashing services, merchant POS services, software systems and support. In support of this strategy, and to augment sales and systems development where practical, potential acquisitions have been identified that may play a significant role in the Company's future growth. However, there is no assurance that the Company will be able to make any such acquisitions. (ALSO SEE "RISKS AND UNCERTAINTIES.")


MANUFACTURING, PRODUCTION, AND SOURCES OF SUPPLY

The Company plans to outsource the manufacturing and assembly of its MAXcash terminals. It has recently taken steps to eliminate the need to continue to assemble its MAXcash ABM product in-house in favor of contracting such services from other companies on an original equipment manufacturing ("OEM") basis. The Company will use its current inventory, as well as potential additional purchases, in the production and assembly of such outsourced OEM ABM units.

In addition to buying components from outside vendors, the Company purchases and/or licenses software programs, including operating systems and intellectual property modules (pre-written software code to execute a specifically defined operation). The Company has directly licensed system software that is either embedded or otherwise incorporated in its products.

The MAXcash ABM was designed using a modular approach. The safe case was designed to meet UL-291 standards, using thick, high-grade steel to provide the appropriate levels of cash and system protection. With the exception of its proprietary check imaging hardware, each sub-component (monitor, magnetic card reader, printer, scanner, money dispenser, CPU) is common to other nationally available ATM machines and was generally chosen for its high reliability. All key sub-components are mounted on easy access slides to facilitate replacement if necessary. Brackets, power supplies, cable bundles, hinges and all other peripherals are heavy-duty components to ensure long life and low repair cost. The Company currently uses subcontractors, suppliers, internal and external assemblers to build machines to meet the Company's requirements.

WARRANTY/MAINTENANCE

The Company provides a one year full parts and labor warranty for the MAXcash ABM and an extended maintenance plan at additional cost to the purchaser.


RESEARCH AND DEVELOPMENT

The markets for the Company's products and services may be characterized by evolving technology, new product introductions, and price competition. Accordingly, the Company monitors new technology developments and coordinates with suppliers, distributors and dealers to enhance existing products and lower costs. Advances in technology require ongoing investment. (ALSO SEE "RISKS AND UNCERTAINTIES.")

COMPETITION

The markets for the Company's products and services are highly competitive. The Company's ability to compete in its markets depends on a number of factors, including selling prices, product performance, product distribution, marketing ability, and customer support. A key element of the Company's strategy is to provide competitively priced, quality products and services.

These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand. The Company competes with traditional check cashing businesses performing the services in a non-automated, over-the-counter manner and with other companies that use automated check-cashing kiosks.

Because the automated check cashing technology is relatively new and has only a limited operating history, competition is limited. However, check cashing is a growing industry and traditional check cashing businesses are now considering automating some of their operations as well.


INTELLECTUAL PROPERTY

The Company intends to protect its technology by filing copyright and patent applications for the patentable technologies that it considers important to the development of its business. The Company also intends to rely upon trade secrets, know-how and continuing technological innovations to develop and maintain competitive advantage.

The Company has filed a copyright application with the U. S. Patent and Trademark Office with respect to its proprietary server technology. The Company may file patent applications with respect to its kiosk system and any other technology it has developed for use with the MAXcash ABM. There can be no assurance that any U.S. Patent application filed by the Company, if and when filed, will be granted or, if obtained, will sufficiently protect the Company's proprietary rights.

Even if the patents the Company applies for are granted, they do not confer on the Company the right to manufacture and market products if such products infringe patents held by others. The Company has not undertaken or conducted any comprehensive patent infringement searches or studies. If any such third parties hold any such conflicting rights, the Company may be required in the future to stop making, using or selling its products or to obtain licenses from and pay royalties to others, which could have a significant and material adverse effect on the Company. Further, in such event, there can be no assurance that the Company would be able to obtain or maintain any such licenses on acceptable terms or at all. (ALSO SEE "RISKS AND UNCERTAINTIES.")


PERSONNEL

Including its officers, the Company employed 34 full-time employees at December 31, 2000. Since the end of fiscal 2000, the Company has reduced its full-time work force. As of the date of this filing, the Company employs 6 full-time employees, as well asuses several independent consultants and contractors for a variety of tasks, including engineering, manufacturing, software development, shareholder relations, and sales and marketing. None of the Company's employee's are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory.

GOVERNMENT REGULATION

The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check cashing fees and payday advance fees. The Company is subject to federal and state regulations relating to the reporting and recording of certain currency transactions. There can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the ability of the Company to expand, significantly decrease the service charges for check cashing and/or other services, or prohibit or more stringently regulate the sale of certain goods which could cause a significant adverse effect on the Company's future prospects. States have different licensing requirements. Some states require that the owner of a check-cashing machine obtain the license; others require that the provider of the cash in the machine ("vault cash") obtain a license or the possessor of the machine obtain the license or that the Company, jointly with the owner, possessor, or vault cash provider obtain a license. Certain states require that the entity to be licensed maintain certain levels of liquid assets for each location at which a machine is placed.

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

Under the bank Secrecy Act regulations of the U.S. Department of the Treasury (the "Treasury Department"), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of any person and result in either cash in or cash out totaling more than $10,000 during any one business day.

There can be no assurance that additional local, state or federal legislation will not be enacted or that existing laws and regulations will not be amended which could have a material adverse effect on the Company's operations and financial condition. (ALSO SEE "RISKS AND UNCERTAINTIES.")

RISKS AND UNCERTAINTIES

LIMITED OPERATING HISTORY: The Company began its check cashing operations in 1998. Accordingly, the Company has a limited operating history and its business and prospects must be considered in light of the risks and uncertainties to which early stage companies in rapidly evolving industries such as automated check cashing are exposed. These risks include that its check cashing machines may not operate effectively after they are sold on a much larger scale, risks that competition and rapid technological change in the check cashing industry could adversely affect market acceptance of our products and services; risks that automated check cashing machines may not be accepted, and risks that the Company's back-office POS services will not be widely accepted and provide adequate revenues. The Company cannot provide assurances that its business strategy will be successful or that the Company will successfully address these risks and the risks described herein.

HISTORY OF LOSSES; NO ASSURANCE OF PROFITABILITY: Although the Company has generated some revenues from the sale of its check cashing machines, as well as from custom software application development, the Company is not profitable and cannot be certain it will achieve sufficient revenue to achieve profitability. The Company has incurred net losses throughout its history. As of December 31, 2000, the Company had an accumulated deficit of $21 million. The Company is altering its business strategies, which may further delay its ability to generate revenues and profits. The Company expects that it will continue to lose money on its automated check cashing operations for the next two years.

NEED FOR FUTURE CAPITAL: The Company's business has not been profitable in the past and it may not be profitable in the future. The Company may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside its control. (SEE "POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE.") The growth of the Company's business will require the commitment of substantial capital resources. If funds are not available from operations, the Company will need additional funds. The Company has sought and will continue to seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when needed. Even if funds are available, the terms under which the funds are available may not be acceptable to the Company. Insufficient funds may require the delay, reduction, or elimination of some or all of the Company's planned activities. (ALSO SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.")

POTENTIAL FLUCTUATION IN QUARTERLY PERFORMANCE: Quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a material adverse effect on the Company's results of operations. The factors include: the timing of product/services announcements and subsequent introductions of new or enhanced products and/or services by the Company and by its competitors, the availability and cost of inventories, the market acceptance of products and services, changes in the Company's prices and in the Company's competitors' prices, the timing of expenditures for staffing and related support costs, the extent and success of advertising, research and development expenditures, and changes in general economic conditions.

The Company may experience significant quarterly fluctuations in revenues and operating expenses as it introduces new products and services; especially as it repositions itself from hardware sales to POS services. Furthermore, quarterly results are not necessarily indicative of future performance for any particular period.

PRODUCTS AND SERVICES MAY CONTAIN UNDETECTED AND UNRESOLVED DEFECTS: New or enhanced services to its products and services may contain undetected or unresolved software or hardware defects when they are first introduced or as new versions to the system are released. In the past the Company has discovered errors in the products and it is possible design defects will occur in new products or upgraded products. These defects could result in a loss of sales and additional costs as well as damage to our reputation and the loss of relationships with our customers.

RISK OF TECHNICAL PROBLEMS OR PRODUCT DEFECTS: There can be no assurances that, despite testing and quality assurance efforts that may be performed by the Company and/or its manufactures and subcontractors, that technical problems or product defects will not be found. These problems or product defects could result in the loss or delay in market acceptance and sales, diversion of development resources, injury to the Company's reputation, and/or increased service and support costs, any one of which could have material adverse effects on the Company's business, financial condition, and results in operation.

GOVERNMENT REGULATION: The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check cashing fees and payday advance fees. The Company could also become subject to federal and state regulations relating to the reporting and recording of certain currency transactions. There can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the ability of the Company to expand, significantly decrease the service charges for check cashing, payday advances and/or other services, or prohibit or more stringently regulate the sale of certain goods and services, which could cause a significant adverse effect on the Company's future prospects.

HIGHLY COMPETITIVE INDUSTRY: The markets for the Company's products and services are highly competitive. The Company's ability to compete in its markets depends on a number of factors, including selling prices, product performance, product distribution, marketing ability, and customer support.

These competitive conditions may adversely affect the Company's revenues, profitability and ability to expand. The Company competes with traditional check cashing businesses performing the services in a non-automated, over-the-counter manner and with other companies that use automated check-cashing kiosks.

Because the automated check cashing technology is relatively new and has only a limited operating history, competition is limited. However, check cashing is a growing industry and traditional check cashing businesses are now considering automating some of their operations as well.

PRODUCT LIVES AND TECHNOLOGICAL CHANGE: The markets for the Company's products and services are characterized by rapidly evolving technology. The future success of the Company will depend on its ability to continue to develop and deliver competitive products and services. Advances in technology will require increased investment in product development to develop and maintain the Company's market position. If the Company is unable to develop new, competitive products and services in a timely manner, its financial condition and results of operations will be adversely affected.

DEVELOPING MARKETS AND APPLICATIONS: The markets for the Company's products and services are relatively new and are still developing. Management believes that there has been growing market acceptance for check cashing services. The Company cannot be certain, however, that these markets will continue to grow. Other technologies are constantly evolving and improving. The Company cannot be certain that products and services based on these other technologies will not have a material adverse effect on the demand for its products and services.

DEPENDENCE UPON SUPPLIERS: The Company depends on acquiring products and software from outside suppliers. The Company relies heavily on these suppliers for upgrades and support. The Company cannot be certain that all of its suppliers will continue to make their products and technologies available to the Company, or that these suppliers will not provide their products and technologies to other companies simultaneously.

COMPONENT AVAILABILITY AND COST; DEPENDENCE ON SINGLE SOURCES: The Company presently outsources the production of some of its manufactured products through a number of vendors. These vendors assemble products, using components purchased by the Company from other sources or from their own inventory. The terms of supply contracts are negotiated separately in each instance. Although the Company has not experienced any difficulty in the past in engaging contractors or in purchasing components, present vendors may not have sufficient capacity to meet projected market demand for the Company's products and alternative production sources may not be available without undue disruption.

While most components are available locally from multiple vendors, certain components used in Greenland products are only available from single sources. Although alternative suppliers are readily available for many components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to operations. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company's business and overall financial performance.

RISKS RELATED TO ACQUISITIONS: In order to grow the business, the Company intends and may acquire businesses that management believes are complementary to its core check cashing and POS services business. To successfully implement this strategy, the Company must identify suitable acquisition candidates, acquire these candidates on acceptable terms, integrate their operations and technology successfully with the Company, and retain existing customers and maintain the goodwill of the acquired business. The Company may fail in its efforts to implement one or more of these tasks. Moreover, in pursuing acquisition opportunities, the Company may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than those of the Company. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Overall financial performance will be materially and adversely affected if the Company is unable to manage internal or acquisition-based growth effectively.

Acquisitions involve a number of risks, including: integrating acquired products and technologies in a timely manner; integrating businesses and employees with the Company's business; managing geographically-dispersed operations; reductions in the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; the diversion of management attention; the assumption of unknown liabilities; potential disputes with the sellers of one or more acquired entities; the Company's inability to maintain customers or goodwill of an acquired business; the need to divest unwanted assets or products; and the possible failure to retain key acquired personnel.

Client satisfaction or performance problems with an acquired business could also have a material adverse effect on the Company's reputation, and any acquired business could significantly under perform relative to expectations. The Company is currently facing all of these challenges and its ability to meet them over the long term has not been established. As a result, the Company cannot be certain that it will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with its strategic objectives, which could have a material adverse effect on overall financial performance.

In addition, if the Company issues equity securities as consideration for any future acquisitions, existing stockholders will experience ownership dilution and these equity securities may have rights, preferences or privileges superior to those of Greenland common stock. (ALSO SEE "FUTURE CAPITAL NEEDS.")

DEPENDENCE ON KEY PERSONNEL: The success of the Company is dependent, in part, upon its ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and the Company will be adversely affected if it is unable to attract additional key employees or if it loses one or more key employees. The Company may not be able to retain its key personnel.

POSSIBILITY OF CHALLENGE TO PRODUCTS OR INTELLECTUAL PROPERTY RIGHTS: The Company intends to protect its technology by filing copyright and patent applications for the patentable technologies that it considers important to the development of its business. The Company also intends to rely upon trade secrets, know-how and continuing technological innovations to develop and maintain competitive advantage.

The Company has filed a copyright application with the U. S. Patent and Trademark Office with respect to its server technology. The Company may file patent applications with respect to its kiosk system and any other technology it has developed for use with the MAXcash ABM. There can be no assurance that any U.S. Patent application filed by the Company, if and when filed, will be granted or, if obtained, will sufficiently protect the Company's proprietary rights.

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

Additionally, competitors may assert that the Company infringes their patent rights. If the Company fails to establish that it has not violated the asserted rights, it could be prohibited from marketing the products that incorporate the technology and it could be liable for damages. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it.

RELIANCE ON INDIRECT DISTRIBUTION: Sales of the MAXcash ABM are principally made through distributors, which may carry competing product lines. These distributors could reduce or discontinue sales of Greenland products, which could materially and adversely affect the future success of the Company. These independent distributors may not devote the resources necessary to provide effective sales and marketing support of Greenland products. In addition, distributors are not required to carry any inventory of MAXcash ABM systems. These distributors are substantially dependent on general economic conditions and other unique factors affecting the Company's markets. Management believes that the growth and success of the Company, in the near-term, will depend in part upon its distribution channels. The business could be materially and adversely affected if the Company's distributors fail to provide sales of the Company's products.

VOLATILITY OF STOCK PRICE: The market price of Greenland's common stock historically has fluctuated significantly. The Company's stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to Greenland's business; fluctuations in the Company's operating results; announcements of technological innovations, new products or enhancements by the Company or its competitors; general conditions in the markets served by the Company; general conditions in the U.S. economy; developments in patents or other intellectual property rights; and developments in the Company's relationships with its customers and suppliers.

In addition, in recent years, the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Similarly, the market price of Greenland common stock may fluctuate significantly based upon factors unrelated to the Company's operating performance.

ABSENCE OF DIVIDENDS: The Company has not paid any cash dividends on its common stock to date and it does not anticipate paying cash dividends in the foreseeable future.

LIQUIDITY OF COMMON STOCK: Trading of Greenland common stock is conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the Nasdaq(R) and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Greenland common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share and our common stock is not quoted on Nasdaq. As Greenland common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving Greenland common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell Greenland common stock and the ability of shareholders to sell Greenland common stock in the secondary market may be limited. As a result, the market liquidity for Greenland common stock is adversely affected. The Company can provide no assurance that trading in Greenland common stock will not be subject to these or other regulations in the future, which may negatively affect the market for Greenland common stock. Furthermore, this lack of liquidity also may make it more difficult for the Company to raise capital in the future.


ITEM 2.

DESCRIPTION OF PROPERTY

The Company currently occupies approximately 12,000 square feet of office space at 1935 Avenida Del Oro, Oceanside, California for its executive offices and its assembly operations. The Company entered into a five-year lease, commencing May 1, 2000 and pays approximately $11,000 per month rental payment.

As the Company phases out its manufacturing operations, it expects to reduce the amount of space it leases currently. The Company's equipment, furniture and fixtures are in excellent condition.

ITEM 3.

LEGAL MATTERS

On September 29, 2000, the Company filed a First Amended Complaint for declaratory Relief and Provisional Remedies in San Diego County Superior Court against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by the Company, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, the Company has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. On November 3, 2000, the judge issued a telephone ruling denying the Company's request for a preliminary injunction. On, December 15, 2000,the Company dismissed this action.

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the above mentioned dispute. The November 26, 1998 Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. A hearing date is scheduled for September 17, 2001. Although there can be no assurance as to the outcome of the proceeding, the Company is confident that, once the true facts in this matter are fleshed out before an arbitrator, the Company will obtain the substantive determination necessary to obtaining the return of its property and/or to collect damages. In addition to the return of its property, the Company seeks actual damages in the amount of $2 million, including the return of payments made to Seren as a subcontractor for the Company on the ACS/7-Eleven V.com project; Seren Systems has counterclaimed for damages in the amount of $700,000.

On December 19, 2000, the Company filed a Complaint for Declaratory Relief and Provisional remedies in Los Angeles County Superior Court against Seren Systems, Inc. The Complaint was brought in Los Angeles County in response to certain venue-related issues. The Complaint is for the remedies as requested in the San Diego action cited above. In addition, the Complaint seeks damages as related to a contract between the Company and Seren dated on or about June 30, 2000 that is part of the dispute with Seren. At this time, Seren and the Company have stayed all proceedings.

On August 20, 2000, Michael Marcinko filed a Compliant in San Diego County against the Company. The Complaint is for injunctive relief and breach of fiduciary duty. The Company settled the litigation and the action has been dismissed.

On July 7, 2000, Magnum Financial filed a Complaint in Los Angeles County against the Company. The Complaint is for breach of contract and seeks damages of approximately $30,000. The Company entered into a settlement agreement and the action has been dismissed.

On March 23, 2000 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County. The Complaint alleges Unlawful Detainer and seeks damages of approximately $30,000 plus related damages subject to mitigation by the Landlord. The Company filed an answer to the Complaint and is confident that this matter will be resolved.

The Company's officers and directors are aware of no other threatened or pending litigation, which would have a material, adverse effect on the Company. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position results of operations, or cash flows.



ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

--------------------------------------------------------------------------------

PART II.
--------------------------------------------------------------------------------
ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market, and quoted on the OTC Electronic Bulletin Board under the symbol "GLCP". The Company's common stock has traded, during the fiscal year ended December 31, 2000 between $1.94 and $0.03 per share. The number of shares of record of common stock, $.001 par value, of the Company was 69,962,830 at December 31, 2000 and 77,703,813 at March 31, 2001. The following table sets forth the quarterly high and low last sales prices per share for the common stock as reported by the OTC Electronic Bulletin Board:


                                                            HIGH         LOW
                        -------------------------------------------------------
                          Year ended Dec. 31, 1999
                                  First quarter           $  0.21      $  0.09
                                  Second quarter             0.46         0.17
                                  Third quarter              0.40         0.21
                                  Fourth quarter             0.62         0.29
                          Year ended Dec. 31, 2000
                                  First quarter           $  1.94      $  0.53
                                  Second quarter             0.83         0.23
                                  Third quarter              0.36         0.13
                                  Fourth quarter             0.19         0.03
                        -------------------------------------------------------


On March 30, 2001, the last sales price for the common stock as reported by the OTC Electronic Bulletin Board was $0.09 per share. On March 31, 2001 there were approximately 1,574 shareholders of record of the common stock.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion pertains to the Company's operations and financial condition as of December 31, 2000, and should be read in conjunction with the Company's financial statements and notes thereto, and other financial information included elsewhere in this report.

The Company is engaged in the development of proprietary software that is capable of providing support for delivery to consumers of a range of on-line financial services including check cashing, ATM, wire transfers, bill pay, money orders and phone card dispensing services. The Company has developed, manufactured and has delivered limited numbers of freestanding kiosks, under the trademarked brand name MAXcash ABM. The unit is similar in appearance to an ATM machine. The Company acquired its base technology in May 1998, when Check Central was incorporated into Greenland Corporation as a wholly-owned subsidiary.

The Company has invested, and continues to invest substantial amount of capital, considerable time and effort in the continuing development and evolution of its back-office, risk management and transaction support software systems. Management has determined that its efforts to develop, produce, and successfully market and support its MAXcash ABM system may be beyond the scope of its currently available resources. However, management also believes that it has created a convenient and cost effective system for check cash transaction processing and the reporting of activity and earnings generated from its check cashing ABMs through secure networks. Accordingly, the Company hopes to expand its scope from manufacturing, distribution, and support of its proprietary MAXcash ABM to also providing support for the ABM-like terminals of other manufacturers. Furthermore, the Company believes that it can be successful in providing back-office and on-line transaction support to other hardware vendors and retailers through a network and software system of its own design.

The Company's strategy for marketing and sales of the MAXCash ABM, during fiscal 2000, was directed at locating distributors of ATM machines and entering into distribution agreements. This strategy enabled the Company to concentrate its resources on product development and support. The Company signed a number of such agreements (37 to date). Significant unit sales have not materialized to date, however, primarily due to the Seren dispute.
(ALSO SEE "RISKS AND UNCERTAINTIES" AND "LEGAL MATTERS.")

The Company's strategy has been oriented around two revenue streams. The first was the sale of the MAXcash ABM. The second revenue stream was to be generated from the fees earned in connection with the various banking services provided on each of the machines in operation. Fees range from $0.35 per transaction to 60% of the value of the transaction. However, without sufficient numbers of machines in the field, this revenue stream did not produce material results in fiscal 2000.

The Company's long-term goal is to participate successfully in the multi-billion dollar check cashing market by offering an open-architecture POS/check cashing transaction processing platform, either for self-service or clerk-assisted transactions. In addition to Greenland's support for its MAXcash ABM kiosk, the Company plans to broaden its market focus and reposition itself as a leading provider of back-office transactions and support services to the self-service check cashing, retail, and POS transaction industries - including check approval and guarantee services, merchant POS services, ATM transaction processing, money order and prepaid phone card dispensing, wire transfer, bill pay and other products and services.

By creating an open-systems transaction processing environment, the Company will be positioned as a "switch" that multiple providers can connect to and through. As a switch, the Company will be in a position to not only leverage its own direct sales efforts, but also those of national ATM & POS hardware suppliers such as NCR, Diebold, Tidel, Triton, Cross, IBM, Verifone (H-P), etc (ALSO SEE "RISKS AND UNCERTAINTIES.")

In order to accomplish its objectives, the Company is in the process of entering into several strategic partnerships for the continued development and sales of hardware systems (ABM-like machines), POS transaction software (the back-office), all to reside on an advanced, third-party supplied host platform. This strategy is expected to reduce Greenland's ongoing business risk, previously reliant on an exclusively ABM sales strategy.

Concurrently, management is devoting the Company's resources to further the development of its proprietary back-office risk management operations to support fully automated POS check cashing approval and guarantee services. The proposed processing architecture will be reengineered as an open platform systems environment in order to provide support for multiple existing ATM and POS vendors, e.g., NCR, Diebold, Tidel and others, in addition to the Company's MAXcash ABM. The Company hopes to leverage the direct sale forces of other large-scale, national hardware manufacturers, maximizing its return on invested capital.

Management believes that its software and POS transaction services can be successfully provided to third party operators of financial services operations, particularly in the check cashing and retail industries.

In January 2001, the Company announced that it intends to pursue acquisitions of related POS services industry companies. While there is no assurance that acquisitions will occur, management believes that Greenland provides an opportunity for private companies to gain liquidity for their shareholders and gain access to funding sources available through public corporate vehicles. (ALSO SEE "RISKS AND UNCERTAINTIES" AND "BUSINESS STRATEGY.")


RESULTS OF OPERATIONS

REVENUE

The Company reported total revenues of $660 thousand from its two segments for the year ended December 31, 2000 compared to revenues of $272 thousand for the year ended December 31, 1999, which represents a $388 thousand, or 143% increase. This increase resulted primarily from $303 thousand net earnings from software development revenues included in the Company's processing segment. This development was performed in conjunction with an Interim Work and Assignment Agreement entered into, in June 2000, with ACS Retail Solutions (ACS) in anticipation of a long term servicing agreement. As a result of a dispute between Greenland

Corporation and Seren Systems Inc. regarding ownership of the software technology, the Company was unable to complete its obligation with respect to this agreement, and, as a result, the Company recorded an $84 thousand reserve against the unpaid receivable balance. The Company earned transaction processing revenues not related to software development of $42 thousand and $4 thousand for the years ended December 31, 2000, and 1999, respectively.

The Company earned revenues from the sale of Check Cashing ATM's of $315 thousand and $268 thousand for the years ended December 31, 2000, and 1999, respectively. The company sold 10 ABMs in 2000, and 11 ABMs in 1999.


COST OF GOOD SOLD

The Company incurred total costs of revenues of $3.0 million (461% of revenues) and $546 thousand (201% of revenues) from its two segments for the years ended December 31, 2000, and 1999, respectively. The costs incurred by the transaction processing segment were $2.3 million and $263 thousand for the years ended December 31, 2000, and 1999, respectively, resulting in gross margins on transaction revenue of $(1.9) million, and $(259) thousand, respectively. The primary cause of the increase between years was the $1.1 million in software development costs primarily associated with the ACS agreement incurred in 2000. Increased expenses included increased amortization of software development costs of $231 thousand, labor costs of $256 thousand, and communications costs of $311 thousand. Management had anticipated improvements in the gross margin based on anticipated increases in the number of machines serviced, and the associated economies of scale. Such increases did not materialize.

The costs incurred in the sales segment were $775 thousand and $283 thousand for the years ended December 31, 2000, and 1999, respectively. This $492 thousand, or 173%, increase is primarily attributable to the reclassification of expenses. During the first two quarters of 1999, the Company was a development stage company and the costs associated with manufacturing test machines were included in general and administrative expenses. Manufacturing costs include fixed overhead expenses for items such as supervision, testing, and facilities, as well as the direct cost of the machines sold. The gross margin on machine sales for the years ended December 31, 2000, and 1999, was $(461) thousand and $(15) thousand. Management had anticipated improvements in the gross margin on machine sales as a result of sales volume increasing to a level sufficient to absorb overhead costs. Such increases did not materialize


OPERATING EXPENSES

Operating expenses for the years ended December 31, 2000, and 1999 were $3.7 million and $2.9 million, respectively. The 31% increase was due primarily to increased legal costs of $396 thousand, and increased marketing expenses of $331 thousand. Increased costs were also incurred for staffing and infrastructure expenses in preparation of anticipated increases in sales and transaction processing activity.

Research and Development Costs for the years ended December 31, 2000, and 1999, respectively of $553 thousand and $1.2 million, respectively, decreased 54%, which reflects the Company's completion of development of the Max Cash ABM in the third quarter of 1999.

During March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200 thousand collateralized by company stock, release certain restrictions on Company common stock held by SmartCash, issued warrants to purchase 500,000 shares of Company common stock, and continue to pay commissions on sales of machines until said commissions equal $320 thousand. In addition, the Company issued SmartCash a note payable for $320 thousand that will be repaid through the payment of the commissions noted above. The Company recorded an initial $566 thousand expense on this transaction. The Company subsequently recorded a reserve for the $200 thousand note receivable.

OTHER EXPENSE

Net Other Expense of $405 thousand for the Year ended December 31, 2000 decreased $3.0 million from 1999. Expensed incurred in 2000 included a $200 thousand reserves against notes receivable; and a $150 thousand loss on the sale of investments.

During 1999, the Company exchanged 1,100,000 convertible preferred shares in a public company for notes receivable valued at $1.9 million with interest at 9%. The Company had substantial doubt about the collectibility of the notes and, therefore, established a $1.9 million, or 100%, allowance during 1999. The Company does not recognize interest income on impaired notes.

In addition, during 1999, the Company recorded a $1.3 million loss reserve in connection with the sale of 290,000 shares of convertible preferred stock in Golden Age Homes, Inc. to one of its officers. The shares were not convertible until December 1999 and the value at the time of conversion was uncertain. The shares were carried at $1.5 million at the time of sale. As part of the transaction, the Company was relieved of debts totaling $435 thousand and issued 2,800,000 shares to an officer of the Company valued at $285 thousand.


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


NET OPERATING LOSS; NET LOSS

For the year ended December 31, 2000, the Company had an operating loss of $7.2 million compared to $4.3 million for the 1999, which represents an increase of $2.9 million, or 67%. The increase was due primarily to expanded operations to support anticipated (but unrealized) growth.

The net loss for the year ended December 31, 2000 was $7.5 million compared to $6.8 million for fiscal year 1999, an increase of $700 thousand, or 11%. The comparative net loss for fiscal 2000 would have been larger than for the previous year except for reserves of $1.9 million taken in the fiscal 1999 related to the convertible preferred shares in a public company, and the $1.3 million loss incurred on the sale of 290,000 shares of convertible preferred stock in Golden Age Homes, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financing. To date, the Company has not been able to support its operations from revenues through sales of products or services.

At December 31, 2000, the Company's had a working capital deficit of $1.1 million compared with a working capital deficit of $576 thousand at December 31, 1999. This increase of $563 thousand, or 97% resulted from both a decrease in cash of $161 thousand, as well as an increase in notes payables payable of $365 thousand. Stockholders' equity decreased for the year ended December 31, 2000 from the previous fiscal year by $652 thousand, due primarily to the $7.9 million comprehensive loss, which was offset by increased paid-in-capital of $7.5 million.

The Company expects to invest $2.0 million in software development in 2001.

The Company's officers and directors are aware of no other threatened or pending litigation, not otherwise discussed in Item 3, Legal Matters, which would have a material, adverse effect on the Company. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position results of operations, or cash flows.

The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite recurring losses from operations, the Company's working capital deficiency, and limited cash resources.

In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth.

In July 1999, the Company offered to sell, pursuant to a confidential private placement memorandum, up to 1,600,000 units of common stock and attached warrants at $5 per unit. Each unit offered included 11.5 shares of common stock and warrants to purchase 30 additional shares of common stock at prices ranging from $.50 per share to $1.50 per share. The Company realized net proceeds of $3.4 million after deducting costs related to the offering of $4.6 million. In addition, during fiscal 2000 the Company realized $378 thousand, and issued 995 thousand shares from the exercise of Class A Warrants from this Private Placement Offering.

On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an "institutional private equity investor" by which the Underwriter is contractually bound to provide up to $35 million of equity financing over the next three years. The agreement, subject to registration and effectiveness with the SEC, and certain other conditions, is expected to provide adequate capital to meet management's operating and expansion plans, including the retirement of current and long-term liabilities, as well as potential acquisitions. The Company is preparing a registration statement, which it expects to file with the Securities and Exchange Commission in the second quarter of fiscal 2001. Although there can be no assurance, the Company anticipates that the registration statement will become effective within 60 days of the filing date.

SUBSEQUENT EVENTS

Subsequent to December 31, 2000 the Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to purchase $3,000,000 worth restricted common shares of stock of Greenland at $.065 per share. The funds were to be paid in installments over a five-month period. As of the filing date of this report on Form 10-KSB, checks totaling $1,000,000 have been received by the Company, although to date only $500,000 has been deposited. The contract provides for a specific payment plan, and the payments from Intellicorp have not been received in a timely manner and as according to the plan. As a result, the Company has cancelled the stock certificates issued to Intellicorp, without protest by Intellicorp. Although Intellicorp continues to adamantly and frequently express its intent to meet its obligations under the agreement, there can be no assurance that Intellicorp will in fact meet its obligations and/or that the Company would accept funding from Intellicorp upon the prior terms and conditions.

Subsequent to December 31, 2000 Louis T. Montulli and Max Farrow resigned from their positions as officers and directors of Greenland Corporation.

Subsequent to December 31, 2000 the Company announced that Thomas A. Hyde, Jr., had accepted the positions of Chief Executive Officer, President and Chairman of the Board of Greenland.

Subsequent to December 31, 2000 Thomas A. Hyde, Jr. and Thomas J. Beener, officers and directors of the Company, each loaned $12 thousand to the Company. The loans are unsecured and the loan agreements provide for repayment within 10 days of demand and interest at the rate of 8%. In addition, Mr. Hyde and Mr. Beener each received warrants to purchase shares of Greenland common stock at an exercise price of $.10 per share for a term of two years.

On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an "institutional private equity investor" by which the Underwriter is contractually bound to provide up to $35 million of equity financing over the next three years. The agreement, subject to registration and effectiveness with the SEC, is expected to provide adequate capital to meet management's operating and expansion plans, including the retirement of current and long-term liabilities, as well as potential acquisitions. The Company is preparing a registration statement, which it expects to file with the Securities and Exchange Commission in the second quarter of fiscal 2001. Although there can be no assurance, the Company anticipates that the registration statement will become effective within 60 days of the filing date.

On April 2, 2001, the Company announced that it was temporarily suspending its check cashing operations in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
Report of independent accountants                                       F-2

Consolidated balance sheets as of December 31, 2000 and 1999            F-3

Consolidated statements of operations for the years ended               F-4
     December 31, 2000 and 1999

Consolidated statements of stockholders' equity for the years ended     F-5
     December 31, 2000 and 1999

Consolidated statements of cash flows for the years ended               F-6
     December 31, 2000 and 1999

Notes to consolidated financial statements                              F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
GREENLAND CORPORATION AND SUBSIDIARY
OCEANSIDE, CALIFORNIA

We have audited the accompanying consolidated balance sheets of Greenland Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenland Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations, has a working capital deficiency of $1,139,000 and a retained deficit of $21,288,000 at December 31, 2000, and limited cash resources with which to carry out management's plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEVITZ, ZACKS & CICERIC


San Diego, California

April 6, 2001

                      GREENLAND CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

   THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS
                                                                                         2000            1999
                                                                                    -----------    ------------
   Current Assets:
     Cash                                                                             $    75         $   236
     Accounts receivable (less allowance for uncollectible accounts
       of $27 thousand in 2000 and $120 thousand in 1999)                                  23               6
     Receivables from employees                                                           -0-              26
     Inventories                                                                          319             299
     Accounts receivable - officers                                                       -0-             162
     Prepaid officers compensation                                                        -0-              63
     Other current assets                                                                  17             -0-
     Notes receivable                                                                     -0-             -0-
                                                                                    -----------    ------------

           Total current assets                                                           434              792

   Property and equipment, net                                                            886              190
   Long term notes receivable (less allowance for uncollectible
     accounts of $1.9 million in 2000 and 1999)                                           -0-              -0-
   Investments                                                                            247              900
   Intangibles, net                                                                     3,009            2,863
   Other assets                                                                            30                8
                                                                                    -----------    ------------

          Total assets                                                                $ 4,606         $  4,753
                                                                                    ===========    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Notes payable                                                                    $   463         $     98
     Trade accounts payable                                                               662              427
     Accrued expenses                                                                     279              573
     Current portion of capital leases                                                    119              -0-
     Notes payable to related parties                                                      50              270
                                                                                    -----------    -------------

           Total current liabilities                                                    1,573            1,368

   Long term liabilities:
     Long term portion of capital leases                                                  300              -0-
                                                                                    -----------    -------------

           Total Liabilities                                                            1,873            1,368
                                                                                    -----------    -------------

   Stockholders' Equity:
     Common stock, $.001 par value; and 180,000,000 shares authorized,
       69,962,830 in 2000 (35,298,622 in 1999) issued and outstanding                      70               35
     Additional paid-in capital                                                        24,399           16,882
     Subscribed shares and (receivable)                                                  (133)             175
     Accumulated other comprehensive income                                              (315)             -0-
     Retained deficit                                                                 (21,288)         (13,707)
                                                                                    -----------    -------------

           Total stockholders' equity                                                   2,733            3,385
                                                                                    -----------    -------------

           Total liabilities and stockholders' equity                                 $ 4,606         $  4,753
                                                                                    ===========    =============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


   Thousands except per share amounts                                                  2000             1999
                                                                                   -------------    -------------
   Net sales                                                                          $    660        $     272
   Cost of goods sold                                                                    3,044              546
                                                                                   -------------    -------------
           Gross loss                                                                   (2,384)            (274)

   General and administrative expenses                                                   3,671            2,863
   Research and development costs                                                          553            1,176
   Repurchase of distributor agreement                                                     566              -0-
                                                                                   -------------    -------------
           Total operating costs                                                         4,790            4,039
                                                                                   -------------    -------------

           Operating loss                                                               (7,174)          (4,313)

   Other income (expense):
     Reserve for note receivable                                                          (200)          (1,900)
     Loss on sale of investments                                                          (150)          (1,300)
     Interest expense                                                                      (76)             (43)
     Other income                                                                           21               22
                                                                                   -------------    -------------
           Total other income(expense)                                                    (405)          (3,221)
                                                                                   -------------    -------------

           Loss from continuing operations before income taxes                          (7,579)          (7,534)

   Income tax expense                                                                        2                1
                                                                                   -------------    -------------

         Loss from continuing operations                                                (7,581)          (7,535)

   Discontinued operations (Note 19):
     Gain on disposal of discontinued operations (zero income taxes)                       -0-              713
                                                                                   -------------    -------------

         Net loss                                                                       (7,581)          (6,822)

   Other comprehensive income, net of tax:
      Unrealized loss on investments                                                      (315)             -0-
                                                                                   -------------    -------------

           Comprehensive loss                                                        $  (7,896)       $  (6,822)
                                                                                   =============    =============


   Loss per share, continuing operations:
     Basic loss per share                                                            $    (.14)       $    (.30)
                                                                                   =============    =============
     Diluted loss per share                                                          $    (.14)       $    (.30)
                                                                                   =============    =============

   Earnings per share, discontinued operations:
     Basic earnings per share                                                        $     -0-        $     .03
                                                                                   =============    =============
     Diluted earnings per share                                                      $     -0-        $     .03
                                                                                   =============    =============

   Net loss per share:
     Basic loss per share                                                            $    (.14)       $    (.27)
                                                                                   =============    =============
     Diluted loss per share                                                          $    (.14)       $    (.27)
                                                                                   =============    =============

   Weighted average shares outstanding
        Basic                                                                           56,108           25,262
                                                                                   =============    =============
        Diluted                                                                         56,108           25,262
                                                                                   =============    =============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GREENLAND CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                             SUBSCRIBED      ACCUMULATED
       THOUSANDS OF SHARES/DOLLARS                             ADDITIONAL      SHARES           OTHER
                                            COMMON STOCK        PAID-IN      UNISSUED &     COMPREHENSIVE     RETAINED
                                         ------------------
                                          SHARES    AMOUNT      CAPITAL      RECEIVABLE         INCOME        DEFICIT     TOTAL
                                         --------  --------  ------------  --------------  ---------------  ----------  ---------
       Balance at December 31, 1998       12,708     $  13      $ 12,652      $    -0-         $      0-    $  (6,885)   $ 5,780

       Shares issued to retire debt and
         To purchase assets                4,273         4           766                                                     770
       Sale of common stock                5,897         6         1,100                                                   1,106
       Shares issued for services         12,420        12         2,359                                                   2,371
       Subscribed shares unissued                                                  175                                       175
       Warrants to purchase shares                                     5                                                       5
       Net Loss                                                                                                (6,822)    (6,822)
                                         --------  --------  ------------  --------------  ---------------  ----------  ---------

       Balance at December 31, 1999       35,298        35        16,882           175               -0-      (13,707)     3,385
                                         --------  --------  ------------  --------------  ---------------  ----------  ---------

       Shares issued to retire debt and
         To purchase assets                2,245         2         1,055                                                   1,057
       Sale of common stock               11,508        12         2,146                                                   2,158
       Shares issued for services         14,746        15         2,614                                                   2,629
       Subscribed shares issued              930         1           174          (175)                                      -0-
       Warrants to purchase shares                                   265                                                     265
       Exercised warrants and options      5,236         5           653          (133)                                      525
       Options issued for services                                   610                                                     610
       Unrealized loss on investments                                                               (315)                   (315)
       Net loss                                                                                                (7,581)    (7,581)
                                         --------  --------  ------------  --------------  ---------------  ----------  ---------

       Balance at December 31, 2000       69,963     $  70      $ 24,399      $   (133)        $    (315)   $ (21,288)   $ 2,733
                                         ========  ========  ============  ==============  ===============  ==========  =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


           THOUSANDS OF DOLLARS                                                   2000              1999
                                                                                  ----              ----
           Cash flows from operating activities:
             Net loss                                                            $(7,581)         $(6,822)
             Adjustments to reconcile net loss to cash used in
              operating activities:
                Depreciation and amortization                                        687              253
                Gain on disposal of AMR technology                                   -0-             (713)
                Allowance for uncollectable accounts                                  44              -0-
                Allowance for uncollectible note receivable                          200            1,900
                Repurchase of distributor agreement                                  566              -0-
                Options issued for services                                          610              -0-
                Realized loss on the sale and disposal of investments                150            1,300
                Gain on sale of equipment                                            -0-               (1)
                Stock issued for services                                          2,629            2,119

             (Increase) decrease in Accounts receivable                              (61)              (6)
             (Increase) decrease in Inventories                                      (20)            (299)
             (Increase) decrease in Other                                            101              328
             Increase (decrease) in Trade accounts payable                           235              254
             Increase (decrease) in Accrued expenses                                (294)             583
                                                                             -------------    -------------

                   Net cash used in operating activities                          (2,734)          (1,104)
                                                                             -------------    -------------

           Cash flows from investing activities:
             Purchase of equipment                                                  (461)            (190)
             Proceeds from sale of equipment                                         -0-                8
             Proceeds from sale of investments                                       231              -0-
             (Loans to) / collections from officers and employees                    188             (188)
             Investment in notes receivable                                         (200)             -0-
                                                                             -------------    -------------

                   Net cash used in investing activities                            (242)            (370)
                                                                             -------------    -------------

           Cash flows from financing activities:
             Proceeds from sale of stock                                           2,158            1,106
             Proceeds from subscribed shares unissued                                -0-              174
             Repayment of stock subscription                                         -0-              (11)
             Proceeds from notes payable to related parties                          -0-              327
             Repayments of notes payable to related parties                          -0-               (5)
             Proceeds from the exercise of warrants and options                      525              -0-
             Principal payments on capital leases                                    (30)             -0-
             Proceeds from notes payable                                             143              110
             Proceeds from sale of stock warrants                                     19                5
                                                                             -------------    -------------

                   Net cash provided by financing activities                       2,815            1,706
                                                                             -------------    -------------

                       Increase (decrease) in cash                                  (161)            232

              Cash at beginning of year                                              236               4
                                                                             --------------    ------------
              Cash at end of year                                                $    75          $   236
                                                                             ==============    ============
           Supplemental information:
              Cash paid for interest                                             $    83          $    19
                                                                             ==============    ============

             Cash paid for income taxes                                          $     3          $   -0-
                                                                             ==============    ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GREENLAND CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

Supplemental disclosure of non-cash investing and financing activities:

         The Company paid for services in the amount of $2.6 million and $2.4 million in 2000 and 1999, respectively, by issuing shares of its common stock.

         The Company acquired assets in the amount of $619 thousand and $473 thousand by issuing stock in 2000 and 1999, respectively.

         The Company repaid debt through the issuance of stock in the amounts of $218 thousand and $12 thousand in 2000 and 1999, respectively.

         In 2000, the Company repaid notes payable to related parties of $220 thousand through the issuance of stock.

         In 2000, the Company acquired equipment and furniture in the amount of $449 thousand by incurring capital leases.

         In 2000, the Company issued non-qualified options to employees and directors to purchase 7.4 million shares with a weighted average strike price of $.12 and recorded a $610 thousand expense.

         In 1999, the Company transferred debt and accrued interest in the amount of $435 thousand and an investment in the amount of $1.5 million to a stockholder in exchange for stock of $285 thousand.

         In 1999, the Company exchanged its AMR technology property for shares of convertible preferred stock in the amount of $900 thousand.

         At December 31, 1999, the Company had a receivable from its officers in the amount of $162 thousand for the employee portion of withholding from compensation paid in the form of Company stock.

         At December 31, 1999, the Company had a receivable from its employees in the amount of $26 thousand for the employee portion of withholding from compensation paid in the form of Company stock.

         In 1999 the Company provided compensation advances to certain officers in the form of common stock in the amount of $63 thousand.


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Greenland Corporation is engaged in the production, distribution, servicing and marketing of advanced automatic check cashing machines similar to bank ATMs through its wholly owned subsidiary Check Central, Inc. (collectively, the Company). The Company markets and sells its products throughout the United States and grants unsecured credit to its customers.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Greenland Corporation and its wholly owned subsidiary Check Central, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

DEVELOPMENT STAGE

Greenland Corporation was formed on July 17, 1986 and was in the development stage until September 1994, when it acquired its subsidiary Gam Properties, Inc. Upon the disposition of the subsidiary at December 31, 1997, Greenland Corporation reentered the development stage and was in the development stage until the third quarter of 1999.

INVENTORIES

Inventories are stated at lower of cost, first-in first-out basis, or market. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

PROPERTY AND EQUIPMENT

Property and equipment, including renewals and betterments are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 1.5 to 7 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property.

Expenditures for maintenance and repairs are charged to operations as incurred.

CAPITALIZATION OF INTERNAL-USE SOFTWARE COSTS

The Company capitalizes internal and external costs incurred to develop internal-use computer software during the application and development stage. Capitalized software is amortized over a period of 5 years using the straight-line method. Amortization begins when the software is available for its intended use.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets and intangibles for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates assets for impairment by comparing undiscounted future cash flows to the carrying amount of the asset. If impairment exists, the amount of impairment is measured as the amount by which the carrying amount of the asset exceeds its fair value. Management evaluated its long-term and intangible assets for impairment and no impairment loss was recognized in 2000 or 1999. Due to industry conditions, it is at least reasonably possible that the impairment estimate will change in the near term.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to account for its stock based compensation to employees under APB 25.

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)


NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPALS (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue and related cost of sales when product is shipped or services are rendered.

ADVERTISING

Expenditures for advertising and sales promotion are charged to expense as incurred. Advertising costs for the years ended December 31, 2000 and 1999 were $395 thousand and $64 thousand, respectively.

INCOME TAXES

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Deferred income taxes are recorded for these temporary differences.

COMPREHENSIVE INCOME

Comprehensive income is the total of net income plus all other changes in net assets arising from nonowner sources which are referred to as other comprehensive income.

SHARES ISSUED TO ACQUIRE GOODS AND SERVICES FROM NON-EMPLOYEES

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

RESEARCH AND DEVELOPMENT COSTS

Research and Development Costs are expensed as incurred.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications were made to the 1999 financial statements to confirm to the 2000 presentation.

FUTURE ACCOUNTING REQUIREMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities, " which is effective for the Company's year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138 which amended SFAS No. 133 for certain derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations.

NOTE 2.           GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of $1,139 thousand and a retained deficit of $21.3 million as of December 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. During 2000 and 1999, the Company fully subscribed its private placement offering realizing $3.4 million in net proceeds. In addition, the Company realized $378 thousand from the exercise of Class A Warrants. Proceeds from the exercise of all warrants outstanding at March 31, 2001 could total $28 million. However, the holders of such warrants are not under any obligation to exercise them and there can be no assurance that the Company will receive any cash from the exercise of warrants outstanding. The

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 2.           GOING CONCERN UNCERTAINTY (CONTINUED)

Company is pursuing institutional and private party financing. On March 28, 2001, the Company announced that it had entered an agreement with an institutional private equity investor by which it would receive up to $35 million of equity financing over the next three years. The agreement, subject to registration and effectiveness with the SEC, and certain other conditions, is expected to provide adequate capital to meet management's operating and expansion plans, including the retirement of current and long-term liabilities. However, there can be no assurance that the agreement will result in the anticipated financing if the Company cannot meet the registration requirements of the SEC.

As discussed in Note 26, the Company is in a dispute regarding the ownership of software technology paid for by Greenland Corporation, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, Greenland Corporation has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. The Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the above mentioned dispute. The Company remains confident that once the true facts in this matter are fleshed out before an arbitrator, Greenland Corporation will obtain the substantive determination necessary to obtaining the return of its property. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.


NOTE 3.           CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100 thousand.


NOTE 4.           RECEIVABLES FROM EMPLOYEES

In 1999, the Company held receivables from employees for the employees' portion of payroll tax withholding paid by the Company from compensation paid in the form of Company stock.


NOTE 5.           INVENTORIES

Inventories at December 31, 2000 and 1999 were as follows:


                                                                           2000         1999
                                                                       ----------    ---------
                           Raw materials                                   $197         $182
                           Work-in-progress                                  66          176
                           Finished goods                                    94          -0-
                                                                       ----------    ---------

                                                                            357          358

                           Less allowance for obsolescence                  (38)         (59)
                                                                       ----------    ---------

                                                                           $319         $299
                                                                       ==========    =========


NOTE 6.           ACCOUNTS RECEIVABLE - OFFICERS

In 1999, the Company held receivables from officers for the officers' portion of payroll tax withholding paid by the Company from compensation paid in the form of Company stock.

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)


NOTE 7.           NOTE RECEIVABLE

In March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). Among other considerations the Company agreed to loan SmartCash $200 thousand collateralized by 333 thousand shares of Greenland stock owned by SmartCash and held by the Company, with a fair value of $16 thousand at December 31, 2000. Payments are due on the note upon sale of the stock collateral, and interest accrues at 10% per annum. The Company has fully reserved against the note given the probability of collection from SmartCash and the decrease in value of the Company's collateral. (see Note 24).

NOTE 8.           PROPERTY AND EQUIPMENT

Net property and equipment at December 31, 2000 and 1999 was as follows:


                                                                    2000          1999
                                                                  ----------    ---------
                  Computers and equipment                           $   225      $   116
                  Furniture & equipment under capital leases            449          -0-
                  Demonstration equipment                               303           30
                  Furniture and fixtures                                 65           72
                  Leasehold improvements                                 18            3
                                                                  ----------    ---------

                                                                      1,060          221
                  Accumulated depreciation                              174           31
                                                                  ----------    ---------
                                                                    $   886      $   190
                                                                  ==========    =========

Depreciation expense, including amortization of capital lease assets, for the years ended December 31, 2000 and 1999 was $214 thousand (including $43 thousand in 2000 on furniture and equipment under capital leases) and $18 thousand, respectively.


NOTE 9.           LONG TERM NOTES RECEIVABLE

During 1999, the Company exchanged 1.1 million convertible preferred shares in a public company for notes receivable valued at $1.9 million with interest at 9%. The Company has substantial doubt about the collectibility of the notes and established a 100% allowance at December 31, 1999. The Company does not recognize interest income on impaired notes.


NOTE 10.          INVESTMENTS

Investments at December 31, 2000 and 1999 consisted of the following:


                                                                                      2000          1999
                                                                                    ----------    ----------
                   Common stock (convertible preferred stock in 1999)                   $ 247         $ 900
                                                                                    ==========    ==========

At December 31, 1999, the investment consists of convertible preferred stock recorded at the lower of cost or market. Through adjustment of the conversion price, the investment adjusts to $900 thousand of common stock at the end of September 2000. In October 2000, the Company converted this investment into $900 thousand of common stock which is classified as available for sale. The common stock is carried at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income. During the year

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 10.          INVESTMENTS (CONTINUED)

ended December 31, 2000, the Company realized $150 thousand of losses from $231 thousand of proceeds from sales of shares in the investment. Cost is determined based on specific identification.


NOTE 11.          INTANGIBLE ASSETS

Intangible assets at December 31, 2000 and 1999 consisted of the following:


                                                                                        2000           1999
                                                                                      ----------    -----------
                  Capitalized software costs                                             $  963       $    344
                   Licenses                                                                 675            675
                   Excess of purchase price over fair value of net assets acquired        2,079          2,079
                                                                                      ----------    -----------
                                                                                          3,717          3,098

                  Less accumulated amortization                                             708            235
                                                                                      ----------    -----------

                                                                                         $3,009       $  2,863
                                                                                      ==========    ===========

In 2000, the Company capitalized $619 thousand of costs incurred to upgrade and enhance the check cashing software purchased from Check Central, Inc. The Company amortizes capitalized software costs over 5 years. At December 31, 2000, net intangible assets of the Company include $666 thousand of software developed by Seren Systems, Inc. (see Note 26).

During 1998, as part of the purchase of the net assets of Check Central, Inc., the Company acquired licenses to use certain software in the development of check cashing machines. The Company is amortizing these licenses over 5 years. The excess of the purchase price over the fair value of the identifiable net assets acquired was capitalized and is being amortized over 12 years.


NOTE 12.          NOTES PAYABLE

Notes payable at December 31, 2000 and 1999 were as follows:


                                                                                                       2000         1999
                                                                                                     ---------    ----------
        Note payable to a company, with interest at .8%. Due through the payment of commissions
        earned through March 9, 2001.                                                                 $   320     $     -0-

        Revolving line-of-credit agreement with a commercial bank which allows for advances up to a maximum of $150 thousand.  The line expires July 17, 2001.  Interest at the bank's reference rate plus 2.5% (12% at December 31, 2000). Secured by Company assets and
        personally guaranteed by an officer and stockholder.                                              143           -0-

        Notes payable to an individual, interest at 8%, payable monthly; balance due at various
        dates through May 2000. Secured by Company assets                                                 -0-            38

        Notes payable to an individual,  interest at 8%, payable monthly;  principal due at various
        dates through May 2000.  Secured by Company assets.                                               -0-            34

        Note payable to an individual, interest at 8%, payable monthly; principal due May 2000.
        Secured by Company assets.                                                                        -0-            14

        Note payable to an individual, interest at 8%, payable monthly; principal due July 2000.
        Secured by Company assets.                                                                        -0-            12
                                                                                                     ---------    ----------

                                                                                                      $   463     $      98
                                                                                                     =========    ==========

The Company repaid note obligations during the year ended December 31, 2000 in the amount of $218 thousand with stock (see Note 16).

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 13.          ACCRUED EXPENSES

Accrued expenses at December 31, 2000 and 1999 are as follows:


                                                                                            2000          1999
                                                                                          ----------    ----------
              Accrued monthly expenses                                                        $  35         $ -0-
              Accrued stock compensation                                                        102           252
              Accrued payroll liabilities                                                        64           246
              Accrued interest                                                                   31            38
              Accrued warranty expense                                                           13            27
              Customer deposits                                                                   7            10
              Customer prepaid communication costs                                               27           -0-
                                                                                          ----------    ----------

                                                                                              $ 279         $ 573
                                                                                          ==========    ==========


NOTE 14.          CAPITAL LEASES

During 2000, the Company obtained financing for certain furniture and equipment through leases with interest rates ranging from 15.68% through 25.47%. Future minimum lease payments under the capital leases for the years ending December 31 are as follows:


                   2001                                                        $ 185
                   2002                                                          185
                   2003                                                          146
                   2004                                                           27
                   2005                                                            4
                                                                           ----------

                   Total minimum lease payments                                  547

                   Less amount representing interest                            (128)
                                                                           ----------

                   Present value of net minimum lease payments                   419
                                                                           ----------

                   Less current portion                                         (119)
                                                                           ----------

                   Long term portion                                           $ 300
                                                                           ==========

NOTE 15.          NOTES PAYABLE TO RELATED PARTIES


                                                                                          2000          1999
                                                                                        ----------    ---------
       Note payable to a stockholder.  Interest at 8%.  Principal due December 2000.        $  50        $ 100

       Notes  payable to a related  party and  stockholder.  Interest  at 8%,  payable
       monthly.  Principal due  at various times through July 2000.                           -0-          100

       Note  payable to a  stockholder  and  officer of the  Company.  Interest at 8%.
       Principal due February 2000.                                                           -0-           25

       Note  payable to a  stockholder  and  officer of the  Company.  Interest at 8%.
       Principal due March 2000.                                                              -0-           20

       Notes  payable to a  stockholder  and officer of the  Company.  Interest at 8%.
       Principal due at various times through May 2000.                                       -0-           15

       Note payable to a stockholder.  Interest at 8%. Principal due January 2000             -0-            5

       Note payable to a stockholder.  Interest at 8%. Principal due January 2000             -0-            5
                                                                                        ----------    ---------

                                                                                            $  50        $ 270
                                                                                        ==========    =========

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 15.          NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

During 1999, in connection with the loans, the Company sold warrants for $5 thousand to acquire 1.2 million shares of Company common stock. The warrants have an exercise period of two years and 50% are exercisable at $.10 and 50% at $.13.


NOTE 16.          STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS OF COMMON STOCK

On or about July 28, 1999, the Company offered to sell, pursuant to a confidential private placement memorandum, up to 1,600,000 units of common stock and attached warrants at $5 per unit. Each unit offered included 11.5 shares of common stock and warrants to purchase 30 additional shares of common stock at prices ranging from $.50 per share to $1.50 per share. The Company realized net proceeds of $3.4 million after deducting costs related to the offering of $4.6 million.

In addition, during 2000 the Company realized $378 thousand, net of offering commissions of $120 thousand, and issued 995 thousand shares from the exercise of Class A Warrants from its Private Placement Offering.

COMMON STOCK ISSUED IN EXCHANGE FOR SERVICES

The Company issued 14.7 million and 12.4 million shares of its common stock for services during the years ended December 31, 2000 and 1999, respectively. The Company has recognized expenses for such services in the amount of $2.6 million and $2.4 million in 2000 and 1999, respectively.

ADDITIONAL COMMON STOCK ISSUED

In 2000, the Company issued 1.9 million shares in settlement of notes payable totaling $438 thousand.

In 2000, the Company issued 338 thousand shares to acquire assets totaling $619 thousand.

In 2000, in conjunction with the repurchase of the exclusive distributor agreement, the Company issued warrants to purchase 500 thousand shares of restricted Company stock (see Note 24).

SUBSCRIBED SHARES UNISSUED

During 1999, the Company received $175 thousand for the purchase of 930 thousand shares of common stock. The shares were issued as of December 31, 2000. The proceeds from the unissued shares are carried in the accompanying consolidated statement of stockholders equity.

ADDITIONAL WARRANTS ISSUED

During 2000, the Company issued warrants to purchase 1.9 million shares for compensation and other services.

COMMON STOCK OPTION PLAN

During 1999, the Company adopted a stock option plan covering both incentive and non-qualified stock options for employees, directors and consultants. The Company's stockholders have authorized a total of 15 million common shares to be available for grant under the plan. The plan allows for incentive options with exercise prices of at least 100% of the fair market value of the Company's common stock. However, 10% or greater shareholders may not be granted options with exercise prices below 110% of the fair market value of the Company's common stock.

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

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 16.          STOCKHOLDERS' EQUITY (CONTINUED)

accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

In 2000, the Company issued non-qualified options to employees and directors to purchase 7.4 million shares with a weighted average strike price of $.12, and recorded $610 thousand of expense.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999 and 2000: risk free interest rate of 5.25%; dividend yield of 0%; expected lives of the options of 5 to 10 years; and volatility of 2.09.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effects on compensation expense and net income had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the year ended December 31, 2000 are as follows:


                                                                                             2000            1999
                                                                                        ---------------- --------------
                              Net loss, as reported                                         $  (7,581)     $  (6,822)
                              Adjustment to compensation expense under SFAS 123                  (933)          (785)
                                                                                        ---------------- --------------

                              Net loss, pro forma                                           $  (8,514)     $  (7,607)
                                                                                        ================ ==============

                              Loss per share, pro forma                                     $    (.15)     $    (.30)
                                                                                        ================ ==============

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2000:


                                                                                           WEIGHTED
                                                                                           AVERAGE
                                                                        NUMBER OF          EXERCISE
                                                                          SHARES            PRICE
                                                                       --------------    --------------
                  Outstanding at January 1, 1999                                -0-           $   .00
                  Granted                                                     6,255               .16
                  Exercised                                                     -0-               -0-
                  Expired                                                       -0-               -0-
                                                                       --------------    --------------

                  Outstanding at December 31, 1999                            6,255           $   .16
                                                                       --------------    --------------

                  Granted in 2000                                            32,616               .06
                  Exercised                                                  (1,743)              .19
                  Expired                                                      (280)              .17
                                                                       --------------    --------------

                  Outstanding at December 31, 2000                           36,848           $   .07
                                                                       ==============    ==============

                  Options exercisable at December 31, 2000                   15,980           $   .06
                                                                       ==============    ==============

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 16.          STOCKHOLDERS' EQUITY (CONTINUED)

Certain options have been granted but not issued in 2000 pending shareholder approval of an amendment to the stock option plan. The weighted average grant date fair value of options granted during 2000 for options whose exercise price equals, exceeds and is less-than the market price of the stock on the date of grant is $.149, $.073 and $.079, respectively. The weighted average grant date fair value of options granted during 1999 was $.16.

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2000:


                                            NON-EXERCISABLE OPTIONS              EXERCISABLE OPTIONS
                                         -------------------------------    -------------------------------
                                                           WEIGHTED                            WEIGHTED
                                                            AVERAGE                            AVERAGE
                                                           REMAINING                          REMAINING
                                                          CONTRACTUAL                        CONTRACTUAL
                  EXERCISE PRICE           NUMBER            LIFE             NUMBER             LIFE
                --------------------     -----------    ----------------    -----------     ---------------
                        .03                  11,776          9.98                2,444                9.98
                        .04                                                        150               10.00
                        .05                   8,850          9.99                2,750                9.98
                        .06                                                        901               10.00
                        .09                                                        400                9.72
                        .14                                                        809                9.48
                        .15                     157          9.49                7,258                9.06
                        .18                                                        267                9.43
                        .20                                                        735                9.01
                        .24                                                         25                9.43
                        .25                      85          9.72                  200                9.72
                        .29                                                         41                9.43

WARRANTS

The following summary presents warrants sold, exercised, expired and outstanding at December 31, 2000:


                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                   NUMBER OF         EXERCISE
                                                                    WARRANTS          PRICE
                                                                  --------------    ------------
           Outstanding at January 1, 1999                                -0-           $   .00
           Issued                                                     21,677               .85
           Exercised                                                     -0-               -0-
           Expired                                                       -0-               -0-
                                                                  --------------    ------------

           Outstanding at December 31, 2000                           21,677               .85
                                                                  --------------    ------------

           Issued in 2000                                             32,379               .96
           Exercised                                                  (2,711)              .26
           Expired                                                    (5,742)              .57
                                                                  --------------    ------------

           Outstanding at December 31, 2000                           45,603           $  1.00
                                                                  ==============    ============

           Warrants exercisable at December 31, 2000                  45,603           $  1.00
                                                                  ==============    ============

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 16.          STOCKHOLDERS' EQUITY (CONTINUED)

The following summary presents the exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's stock warrants at December 31, 2000:


                                                                     OUTSTANDING WARRANTS
                                                             ----------------------------------
                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                                  REMAINING
                                                                                 CONTRACTUAL
                                          EXERCISE PRICE          NUMBER             LIFE
                                        --------------------    ------------    ---------------
                                                        .10             333         1.18 years
                                                        .15             667         1.45 years
                                                        .20             850         2.27 years
                                                        .25           1,300         1.55 years
                                                        .50          10,656          .11 years
                                                        .75             620         1.10 years
                                                       1.00          15,114          .49 years
                                                       1.50          16,063          .98 years


NOTE 17.          RELATED PARTY TRANSACTIONS

In 1999, due to cash requirements, the Company sold its 290 thousand shares of convertible preferred stock in Golden Age Homes, Inc. to one of its officers. The shares were not convertible until December 1999 and the value at the time of conversion was uncertain. The shares were carried at $1,450 thousand at the time of sale. As part of the transaction, the Company was relieved of debts totaling $435 thousand and issued 2.8 million shares to the officer valued at $285 thousand. The Company recorded a loss of $1,300 thousand on the transaction.


NOTE 18.          PROVISION FOR INCOME TAXES


                                                                             2000             1999
                                                                         --------------     -----------
              Current:
                   Federal                                                  $      -0-         $   -0-
                   State                                                            2               1
                                                                         --------------     -----------
                                                                                    2               1
                                                                         --------------     -----------
              Deferred:
                   Federal                                                       (168)            604
                   State                                                          (16)            191
                   Tax benefit of net operating loss carryforwards              2,798           1,954
                                                                         --------------     -----------
                                                                                2,614           2,749

                   Change in valuation allowance                               (2,614)         (2,749)
                                                                         --------------     -----------

                                                                                    2               1

                   Discontinued operations                                         -0-             -0-
                                                                         --------------     -----------
                                                                            $       2           $   1
                                                                         ==============     ===========

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 18.          PROVISION FOR INCOME TAXES (CONTINUED)

The total change in the valuation allowance from continuing and discontinued operations for the years ended December 31, 2000 and 1999 was $2.6 million and $2.4 million, respectively.

Income tax benefit at the federal statutory rate is reconciled to the Company's actual income tax provision as follows:


                                                          2000                                 1999
                                             ---------------------------------     -------------------------------
                                                                    % OF                                % OF
                                                                   PRETAX                              PRETAX
                                                 AMOUNT            INCOME            AMOUNT            INCOME
                                             ----------------    -------------     -------------    --------------
     Federal income tax
       Benefit at statutory rate                    (2,524)         (34.00%)          $ (2,562)          (34.00%)

     State tax benefit, net
       Of federal tax provision                       (433)          (5.83%)              (439)           (5.83%)

     Change in valuation
       allowance                                     2,614           35.21%              2,749            36.48%

     Permanent variance in stock
       issued for services                              --              --                 284             3.76%

     Other                                             345            4.65%                (31)            (.41%)
                                             ----------------    -------------     -------------    --------------

     Total income tax
       provision                                         2               0%           $      1             0.00%
                                             ================    =============     =============    ==============

The Company's total deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:


                                                                           2000            1999
                                                                       --------------    -----------
                   Deferred tax asset:
                        Net operating loss carryforwards                 $ 6,485           $ 3,997
                        Note receivable allowance                            814               814
                        Capital loss carryforward                            362                -0-
                        Other                                                 69               113
                                                                       --------------    -----------

                             Total deferred tax asset:                     7,730             4,924

                        Valuation allowance                               (7,316)           (4,702)
                                                                       --------------    -----------
                             Net deferred tax asset                          414               222
                                                                       --------------    -----------

                   Deferred tax liability:
                        State income tax                                     340               222
                        Other                                                 74                -0-
                                                                       --------------    -----------
                             Total deferred tax liability                    414               222

                             Net deferred tax                            $    -0-          $    -0-
                                                                       ==============    ===========

Federal and state net operating loss carryforwards of $16,864 thousand and $8,492 thousand will expire through 2020 and 2005, respectively. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Because the Company underwent an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change may be subject to an annual limitation which could reduce or defer the utilization of those net operating loss carryforwards.

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 19.          DISCONTINUED OPERATIONS

In April 1999, the Company sold its automated meter reading technology (AMR division) in exchange for shares of convertible preferred stock with a face value of $900 thousand. The only asset identifiable with the AMR division consisted of the automated meter reading technology. The Company realized a gain of $713 thousand on the disposal of this asset. Accordingly, the sale of the AMR division was accounted for as a gain on discontinued operations.


NOTE 20.          OPERATING LEASE

The Company leases its office facilities under an operating lease expiring April 30, 2004 with monthly payments of $11 thousand due at the beginning of the month. Rent will increase annually at a fixed rate of approximately 4% per year. Rent expense under the lease was $132 thousand and $86 thousand for the years ended December 31, 2000 and 1999, respectively. (See note 26)

Future minimum lease payments for years ending December 31 under the lease are as follows:


                   2001                                                        $ 136
                   2002                                                          140
                   2003                                                          144
                   2004                                                           48
                                                                           ----------
                   Total minimum lease payments                                $ 300
                                                                           ==========

NOTE 21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments are as follows:


                                                                2000                          1999
                                                      --------------------------    --------------------------

                                                        CARRYING         FAIR         CARRYING        FAIR
                                                         AMOUNT         VALUE          AMOUNT         VALUE
                                                      -------------    ---------    -------------   ----------
              Assets:
                 Cash                                       $   75        $  75          $   236        $ 236
                 Receivables from employees                    -0-          -0-               26           26
                 Accounts receivable - officers                -0-          -0-              162          162
                 Investments                                   247          247              900

              Liabilities:
                 Notes payable                                 463          463               98           98
                 Notes payable to related parties               50           50              270          270

The carrying values of receivables from employees, accounts receivable - officers, notes receivable, notes payable and notes payable to related parties approximate fair value due to their short-term nature and interest rates which approximate market rates. The fair value of investments in 2000 is based on quoted market prices. The fair value of investments in 1999 was not determinable because quoted market prices were not available and the costs of obtaining independent evaluations were excessive.

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

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

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:


                                                                                 2000              1999
                                                                             --------------    ---------------
                  Numerators for basic and diluted earnings per share -
                     Continuing operations                                      $  (7,581)         $  (7,535)
                     Discontinued operations                                          -0-               $713
                     Net loss                                                      (7,581)           (6,822)
                  Denominator for basic and diluted loss per share
                     adjusted weighted-average shares and
                        assumed conversions                                        56,108             25,262

                   Basic earnings (loss) per share:
                     Continuing operations                                       $   (.14)         $    (.30)
                     Discontinued operations                                          -0-               $.03
                     Net loss                                                    $   (.14)         $    (.27)

                  Diluted earnings (loss) per share:
                     Continuing operations                                       $   (.14)         $    (.30)
                     Discontinued operations                                          -0-               $.03
                     Net loss                                                    $   (.14)         $    (.27)

Options and warrants in the amount of 85 million and 28 million were outstanding during 2000, and 1999, respectively, but were not included in the computation of diluted EPS because the effect of their exercise would be anti-dilutive.


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

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 23.          SEGMENTS AND MAJOR CUSTOMERS (CONTINUED)

The following is information for the Company's reportable segments for the year ended December 31, 2000 and 1999:


                                                                               2000
                                                 ------------------------------------------------------------------
                                                   SALES          PROCESSING
                                                  SEGMENT           SEGMENT          UNALLOCATED         TOTAL
                                                 ------------    ---------------    ----------------   ------------
     Revenue                                         $  315           $    345            $    -0-        $   660
     Gross margin                                      (461)            (1,923)                            (2,384)
     Depreciation and amortization                       24                337                 326            687
     Interest expense                                                                           76             76
     Other, net                                                                             (4,795)        (4,795)
     Loss from continuing
       operations before income taxes                  (461)            (1,923)             (5,197)        (7,581)

     Identifiable assets                             $  -0-           $  1,652            $  2,954        $ 4,606
     Capital expenditures                               -0-              1,038                 491          1,529


                                                                               1999
                                                 -------------------------------------------------------------------
                                                   SALES          PROCESSING
                                                  SEGMENT          SEGMENT          UNALLOCATED           TOTAL
                                                 ------------    --------------    ----------------    -------------
     Revenue                                         $  268           $     4            $    -0-          $   272
     Gross margin                                       (15)             (259)                                (274)
     Depreciation and amortization                        4                68                 181              253
     Interest expense                                                                          43               43
     Other, net                                                                            (7,036)          (7,036)
     Loss from continuing
       operations before income taxes                   (19)             (255)             (7,261)          (7,355)

     Identifiable assets                             $   30           $    67            $  4,656          $ 4,753
     Capital expenditures                                30               541                  92              663

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines. Revenues earned from the transaction processing segment included $303 thousand earned from software development. This development was performed in conjunction with an Interim Work and Assignment Agreement entered into with ACS Retail Solutions (see Note 25).


NOTE 24.          REPURCHASE OF DISTRIBUTOR AGREEMENT

In June 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200 thousand collateralized by 333 thousand shares of Greenland Corporation common stock, release certain restrictions on Company common stock held by SmartCash, issue warrants to purchase 500 thousand shares of Company common stock, and continue to pay commissions on sales of machines until said commissions equal $320 thousand. In addition, the Company issued SmartCash a note payable for $320 thousand that will be repaid through the payment of the commissions noted above. The Company recorded a $566 thousand expense on this transaction (see Note 7, 12 and 16).

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

NOTE 25.          SOFTWARE DEVELOPMENT REVENUES

In anticipation of entering into a long term check cashing services agreement with ACS Retail Solutions, Inc. (ACS), the Company entered into an Interim Work and Assignment Agreement with ACS in June 2000. Under the terms of the Interim Agreement the Company provided development services, and recorded $303 thousand in revenues for those services. As a result of a dispute between Greenland Corporation and Seren Systems, Inc. regarding ownership of the software technology, the Company was unable to complete its obligation with respect to this Agreement and, as a result, the Company recorded an $84 thousand reserve against the unpaid receivable balance (see Note 26). These services were accounted for on a percentage of completion basis


NOTE 26.          LEGAL PROCEEDINGS

On September 29, 2000, the Company filed a First Amended Complaint for declaratory Relief and Provisional Remedies in San Diego County Superior Court against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by the Company, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, the Company has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. On November 3, 2000, the judge issued a telephone ruling denying the Company's request for a preliminary injunction. On, December 15, 2000 the Company dismissed this action.

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the above mentioned dispute. The November 26, 1998 Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. A hearing date is scheduled for September 17, 2001. Although there can be no assurance as to the outcome of the proceeding, the Company is confident that, once the true facts in this matter are fleshed out before an arbitrator, the Company will obtain the substantive determination necessary to obtaining the return of its property and/or to collect damages. In addition to the return of its property, the Company seeks actual damages in the amount of $2 million, including the return of payments made to Seren as a subcontractor for Greenland on the ACS/7-Eleven V.com project; Seren Systems has counterclaimed for damages in the amount of $700,000.

On December 19, 2000, the Company filed a Complaint for Declaratory Relief and Provisional remedies in Los Angeles County Superior Court against Seren Systems, Inc. The Complaint was brought in Los Angeles County in response to certain venue-related issues. The Complaint is for the remedies as requested in the San Diego action cited above. In addition, the Complaint seeks damages as related to a contract between the Company and Seren dated on or about June 30, 2000 that is part of the dispute with Seren. At this time, Seren and the Company have stayed all proceedings.

On March 23, 2000 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County. The Complaint alleges Unlawful Detainer and seeks damages of approximately $30,000 plus related damages subject to mitigation by the Landlord. The Company filed an answer to the Complaint and is confident that this matter will be resolved without material adverse effect on the Company's financial position results of operations, or cash flows.

The Company, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut-down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. None of the parties have brought suit against the Company and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.

The Company's officers and directors are aware of no other threatened or pending litigation, which would have a material, adverse effect on the Company. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of

                      GREENLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)

26.               LEGAL PROCEEDINGS (CONTINUED)

management, should not have a material adverse effect on the Company's financial position results of operations, or cash flows.


NOTE 27.          SUBSEQUENT EVENTS

Subsequent to year-end, the Company issued 6 million shares of common stock in payment of services performed during 2001 totaling $521 thousand.

Subsequent to December 31, 2000 the Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to purchase $3,000,000 worth restricted common shares of stock of Greenland at $.065 per share. The funds were to be paid in installments over a five-month period. As of the filing date of this report on Form 10-KSB, the Company has received $500,000. The contract provides for a specific payment plan, and the payments from Intellicorp have not been received in a timely manner and as according to the plan. As a result, the Company has cancelled the stock certificates issued to Intellicorp, without protest by Intellicorp. Although Intellicorp continues to adamantly and frequently express it intent to meet its obligations under the agreement, there can be no assurance that Intellicorp will in fact meet its obligations and/or that the Company would accept funding from Intellicorp upon the prior terms and conditions.

Subsequent to December 31, 2000 Thomas A. Hyde, Jr. and Thomas J. Beener, officers and directors of the Company, each loaned $12,000 to the Company. The loans are unsecured and the loan agreements provide for repayment within 10 days of demand and interest at the rate of 8%. In addition, Mr. Hyde and Mr. Beener each received warrants to purchase shares of Greenland common stock at an exercise price of $.10 per share for a term of two years.

On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an "institutional private equity investor" by which the Underwriter is contractually bound to provide up to $35 million of equity financing over the next three years. The underwriter will purchase shares of common stock of Greenland at 93% of then current market value. The agreement, subject to registration and effectiveness with the SEC, and certain other conditions, is expected to provide adequate capital to meet management's operating and expansion plans, including the retirement of current and long-term liabilities, as well as potential acquisitions. The Company is preparing a registration statement, which it expects to file with the Securities and Exchange Commission in the second quarter of fiscal 2001. Although there can be no assurance, the Company anticipates that the registration statement will become effective within 60 days of the filing date.

On April 2, 2001, the Company announced that it was temporarily suspending its Check Central subsidiary check cashing operations until such time as the integration of the Company's Check Central software with the MAXcash operating system was complete, due to the greater than acceptable check processing risk.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.
--------------------------------------------------------------------------------

Pursuant to General Instruction G(3) to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its Fiscal Year 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2001.

PART IV.
--------------------------------------------------------------------------------

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) List of documents filed as part of this report.

         (1) Financial Statements - Reference is made to the index to Financial Statements under Item 7 in Part II hereof, where these documents are listed.

         (2)   Financial Statement Schedules - None

         (3)   Exhibits

         (3a) On April 9,1999 the Company filed Form 8-K to report the terms of the Stock Purchase Agreement with Louis T. Montulli.*

         (3b) On August 20, 1999, the Company filed Form 8-K to report the change of its certifying accountant to Levitz, Zacks & Ciceric* (3c) Amended Certificate of Incorporation*

         (3d)  Amended Bylaws*

         (3e)  Common Stock Specimen*

         (10a) Greenland Corporation 1999 Stock Option Plan *

         (10b) Employment Agreement between the Company and Louis T. Montulli dated September 1, 1999, incorporated by reference to Exhibit 10(b) of Form 10-KSB filed April 14, 1999.

         (10c) Employment Agreement between the Company and Thomas J. Beener dated September 1, 1999, incorporated by reference to Exhibit 10(c) of Form 10-KSB filed April 14, 1999.

         (10d) Employment Agreement between the Company and Lee Swanson dated September 1, 1999, incorporated by reference to Exhibit 10(d) of Form 10-KSB filed April 14, 1999.

         (10e) Confidential Settlement Agreement and Release of Claims by and between SmartCash ATM and Greenland Corporation dated March 9, 2000, incorporated by reference to Exhibit 10(e) of Form 10-KSB filed April 14, 2000.

         (10f) Asset Purchase Agreement by and between Telenetics Corporation and Greenland Corporation dated April 5, 1999, incorporated by reference to Exhibit 10(f) of Form 10-KSB filed April 14, 2000.

         (10g) Standard Industrial/Commercial Multi-Tenant Lease between the Company and Del Oro Gateway Partners, L.P., dated April 12, 1999, incorporated by reference to Exhibit 10(g) of Form 10-KSB filed April 14, 2000.

         (10h) Master Agreement to Lease Equipment between the Company and Cisco Systems Capital Corporation, dated November 1, 1999, incorporated by reference to Exhibit 10(h) of Form 10-KSB filed April 14. 2000.

         (10i) Custom Service Agreement between the Company and Sprint Communications Company, L.P, dated September 17, 1999, incorporated by reference to Form 10-KSB filed April 14, 2000.

         (10j) Distribution Agreement between the Company and ACS Electronic Commerce Group, dated December 1, 1999, incorporated by reference to Form 10-KSB filed April 14, 2000..

         (10k) Master Distribution Agreement between the Company and SmartCash ATM, Ltd., dated March 30, 1999, incorporated by reference to Form 10-QSB filed August 16, 1999.

         (10l) Interim Work and Assignment Agreement between the Company and ACS Retail Solutions, Inc., dated June 24, 2000, incorporated by reference to Form 10-QSB filed August 14, 2000.

         (21)  List of Subsidiaries of the Company.

*Incorporated by Reference from previous filing.

The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 13, 2001           GREENLAND CORPORATION

                               By:      /s/ T.A. HYDE, JR.
                                  ---------------------------
                                        T.A. Hyde
                                      Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, T.A. Hyde as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated.


      SIGNATURE                                    TITLE                                     DATE
      ---------                                    -----                                     ----
/s/ T.A. Hyde, Jr.                 CHAIRMAN OF THE BOARD OF DIRECTORS AND               APRIL 13, 2001
------------------
T.A. Hyde, Jr.                             CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER
/s/ Gene Cross                           CHIEF FINANCIAL OFFICER AND                    APRIL 13, 2001
---------------
Gene Cross                                        DIRECTOR
                                        (PRINCIPAL ACCOUNTING OFFICER
/s/ Thomas Beener             CHIEF OPERATING OFFICER, SECRETARY, AND DIRECTOR          APRIL 13, 2001
------------------
Thomas Beener

/s/ Lee Swanson                                   DIRECTOR                              APRIL 13, 2001
---------------
Lee Swanson

/s/ George Godwin                                 DIRECTOR                              APRIL 13, 2001
------------------
George Godwin

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.