Form 10KSB/A
period 2000-12-31
GREENLAND CORP
filed 2001-04-18
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

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

On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an "institutional private equity investor," under which the Underwriter agreed to purchase shares of the Company's common stock over the next three years. Generally, under the terms of the agreement, the Underwriter has agreed to purchase such amounts of common stock as the Company elects to sell the Underwriter. The purchase price for the shares is generally the lesser of (1) the market price less $0.075 per share or (2) 93% of the market price. The agreement limits the amount of common shares that the Underwriter is obligated to purchase during any 61-day period to 9.9% of the total common shares outstanding and is subject to an overall cap of $35 million over the three-year term of the agreement. The Underwriter's obligation to purchase shares terminates upon the occurrence of various events as specified in the agreement. The actual amount of common stock that the Underwriter may purchase is dependant on, among other things, (1) the market price of the Company's stock and (2) whether a termination event occurs. The agreement must be registered and declared effective by the Securities and Exchange Commission. There can be no assurance that the Company will any sell stock to the Underwriter under the terms of the agreement.

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

On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an "institutional private equity investor," under which the Underwriter agreed to purchase shares of the Company's common stock over the next three years. Generally, under the terms of the agreement, the Underwriter has agreed to purchase such amounts of common stock as the Company elects to sell the Underwriter. The purchase price for the shares is generally the lesser of (1) the market price less $0.075 per share or (2) 93% of the market price. The agreement limits the amount of common shares that the Underwriter is obligated to purchase during any 61-day period to 9.9% of the total common shares outstanding and is subject to an overall cap of $35 million over the three-year term of the agreement. The Underwriter's obligation to purchase shares terminates upon the occurrence of various events as specified in the agreement. The actual amount of common stock that the Underwriter may purchase is dependant on, among other things, (1) the market price of the Company's stock and (2) whether a termination event occurs. The agreement must be registered and declared effective by the Securities and Exchange Commission. There can be no assurance that the Company will any sell stock to the Underwriter under the terms of the agreement.

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

Company is pursuing institutional and private party financing. On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an "institutional private equity investor," under which the Underwriter agreed to purchase shares of the Company's common stock over the next three years. Generally, under the terms of the agreement, the Underwriter has agreed to purchase such amounts of common stock as the Company elects to sell the Underwriter. The purchase price for the shares is generally the lesser of (1) the market price less $0.075 per share or (2) 93% of the market price. The agreement limits the amount of common shares that the Underwriter is obligated to purchase during any 61-day period to 9.9% of the total common shares outstanding and is subject to an overall cap of $35 million over the three-year term of the agreement. The Underwriter's obligation to purchase shares terminates upon the occurrence of various events as specified in the agreement. The actual amount of common stock that the Underwriter may purchase is dependant on, among other things, (1) the market price of the Company's stock and (2) whether a termination event occurs. The agreement must be registered and declared effective by the Securities and Exchange Commission. There can be no assurance that the Company will any sell stock to the Underwriter under the terms of the agreement.

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

WARRANTS

The following summary presents warrants sold, exercised, expired and outstanding at December 31, 2000:


                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                   NUMBER OF         EXERCISE
                                                                    WARRANTS          PRICE
                                                                  --------------    ------------
           Outstanding at January 1, 1999                                -0-           $   .00
           Issued                                                     21,677               .85
           Exercised                                                     -0-               -0-
           Expired                                                       -0-               -0-
                                                                  --------------    ------------

           Outstanding at December 31, 1999                           21,677               .85
                                                                  --------------    ------------

           Issued in 2000                                             32,379               .96
           Exercised                                                  (2,711)              .26
           Expired                                                    (5,742)              .57
                                                                  --------------    ------------

           Outstanding at December 31, 2000                           45,603           $  1.00
                                                                  ==============    ============

           Warrants exercisable at December 31, 2000                  45,603           $  1.00
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

On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an "institutional private equity investor," under which the Underwriter agreed to purchase shares of the Company's common stock over the next three years. Generally, under the terms of the agreement, the Underwriter has agreed to purchase such amounts of common stock as the Company elects to sell the Underwriter. The purchase price for the shares is generally the lesser of (1) the market price less $0.075 per share or (2) 93% of the market price. The agreement limits the amount of common shares that the Underwriter is obligated to purchase during any 61-day period to 9.9% of the total common shares outstanding and is subject to an overall cap of $35 million over the three-year term of the agreement. The Underwriter's obligation to purchase shares terminates upon the occurrence of various events as specified in the agreement. The actual amount of common stock that the Underwriter may purchase is dependant on, among other things, (1) the market price of the Company's stock and (2) whether a termination event occurs. The agreement must be registered and declared effective by the Securities and Exchange Commission. There can be no assurance that the Company will any sell stock to the Underwriter under the terms of the agreement.

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


Date: April 17, 2001           GREENLAND CORPORATION

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


      SIGNATURE                                    TITLE                                     DATE
      ---------                                    -----                                     ----
/s/ T.A. Hyde, Jr.                 CHAIRMAN OF THE BOARD OF DIRECTORS AND               APRIL 17, 2001
------------------
T.A. Hyde, Jr.                             CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER
/s/ Gene Cross                           CHIEF FINANCIAL OFFICER AND                    APRIL 17, 2001
---------------
Gene Cross                                        DIRECTOR
                                        (PRINCIPAL ACCOUNTING OFFICER
/s/ Thomas Beener             CHIEF OPERATING OFFICER, SECRETARY, AND DIRECTOR          APRIL 17, 2001
------------------
Thomas Beener

/s/ Lee Swanson                                   DIRECTOR                              APRIL 17, 2001
---------------
Lee Swanson

/s/ George Godwin                                 DIRECTOR                              APRIL 17, 2001
------------------
George Godwin

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.