Form 10QSB
period 2001-03-31
GREENLAND CORP
filed 2001-05-21
CIK 852127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 017833
GREENLAND
CORPORATION
(EXACT NAME OF SMALL BUSINESS ISSUER AS
SPECIFIED IN ITS CHARTER)

Nevada	87-0439051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1935 Avenida Del Oro, Suite “D” Oceanside, CA 92056
(Address of principal executive offices)

(760) 414-9941
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	YES	☐	NO

APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class A Common Stock $0.001 par value	83,716,326 Shares Outstanding as of May 04, 2001

Transitional Small Business Disclosure Format
(Check One)
Yes ☐ No ☒

Greenland Corporation
Report on Form 10-QSB
Quarter Ended March 31, 2001
Table of Contents

GREENLAND CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS

Thousands of dollars, except share amounts	March 31, 2001	December 31, 2000
Current Assets:
Cash	$10	$75
Accounts receivable (less allowance for uncollectible accounts of $127 thousand in 2001 and $27 thousand in 2000)	16	23
Inventories	293	319
Prepaid officers compensation	94	-0-
Other current assets	15	17
Notes receivable	-0-	-0-

Total current assets	428	434

Property and equipment, net	812	886
Long term notes receivable (less allowance for uncollectible accounts of $1.9 million in 2001 and 2000)	-0-	-0-
Investments	101	247
Intangibles, net	2,884	3,009
Other assets	25	30

Total assets	$4,250	$4,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$463	$463
Trade accounts payable	669	662
Accrued expenses	377	279
Current portion of capital leases	121	119
Notes payable to related parties	36	50

Total current liabilities	1,666	1,573

Long term liabilities:
Long term portion of capital leases	286	300

Total Liabilities	1,952	1,873

Stockholders’ Equity:
Common stock, $.001 par value; and 180,000,000 shares authorized, 77,703,817 in 2001 and (69,962,830 in 2000) issued and outstanding	78	70
Additional paid-in capital	(25,822)	24,399
Subscribed shares and (receivable)	(85)	(133)
Accumulated other comprehensive income	(282)	(315)
Retained deficit	(23,235)	(21,288)

Total stockholders’ equity	2,298	2,733

Total liabilities and stockholders’ equity	$4,250	$4,606

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

Thousands except per share amounts	Three Months Ended
	March 31, 2001	March 31, 2000
Net sales	$89	$79
Cost of goods sold	436	635
Gross loss	(347)	(556)

General and administrative expenses	1,035	799
Research and development costs	67	220
Repurchase of distributor agreement	-0-	320
Total operating costs	1,102	1,339

Operating loss	(1,449)	(1,895)

Other income (expense):
Loss on sale of investments	(114)	(43)
Termination of lease cost	(212)	-0-
Warrant costs – equity investor	(138)	-0-
Interest expense	(16)	(15)
Other income (expense)	(16)	1
Total other income(expense)	(496)	(57)

Loss before income taxes	(1,945)	(1,952)

Income tax expense	2	3

Net loss	(1,947)	(1,955)

Other comprehensive income, net of tax:
Unrealized loss on investments	(67)	-0-
Plus: reclassification adjustment for losses included in net income	100	-0-
Other comprehensive income	33	-0-

Comprehensive loss	$(1,914)	$(1,955)

Net loss per share:
Basic loss per share	$(.03)	$(.04)
Diluted loss per share	$(.03)	$(.04)

Weighted average shares outstanding
Basic	70,604	44,441
Diluted	70,604	44,441
See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Thousands of shares/dollars			Additional Paid-in Capital	Subscribed Shares Unissued & Receivable	Accumulated Other Comprehensive Income	Retained Deficit	Total
	Common Stock
	Shares	Amount
Balance at December 31, 1999	35,298	35	16,882	175	-0-	(13,707)	3,385

Shares issued to retire debt and
To purchase assets	2,245	2	1,055				1,057
Sale of common stock	11,508	12	2,146				2,158
Shares issued for services	14,746	15	2,614				2,629
Subscribed shares issued	930	1	174	(175)			-0-
Warrants to purchase shares			265				265
Exercised warrants and options	5,236	5	653	(133)			525
Options issued for services			610				610
Unrealized loss on investments					(315)		(315)
Net loss						(7,581)	(7,581)

Balance at December 31, 2000	69,963	$70	$24,399	$(133)	$(315)	$(21,288)	$2,733

Shares issued to retire debt	1,369	1	87				88
Shares issued for services	6,020	6	1,087				1,093
Exercised warrants and options	352	1	19	48			68
Warrants issued to equity investor			138				138
Options issued for services			92				92
Unrealized gain on investments, net of reclassification adjustment					33		33
Net loss						(1,947)	(1,947)
Balance at March 31, 2001	77,704	$78	$25,822	$(85)	$(282)	$(23,235)	$2,298

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net loss	$(1,947)	$(1,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	127
Allowance for uncollectible accounts	100	28
Repurchase of distributor agreement	-0-	320
Options and warrants issued for services	92	-0-
Warrant costs - equity investor	138	-0-
Realized loss on the sale and disposal of investments	114	42
Stock issued for services	1,093	493

(Increase) decrease in Accounts receivable	(93)	(60)
(Increase) decrease in Inventories	26	17
(Increase) decrease in Other	(87)	(44)
Increase (decrease) in Trade accounts payable	7	(132)
Increase (decrease) in Accrued expenses	98	117
Net cash used in operating activities	(260)	(1,047)

Cash flows from investing activities:
Purchase of equipment	-0-	(107)
Proceeds from sale of investments	65	-0-
Investment in notes receivable	-0-	(200)
Net cash provided by (used in) investing activities	65	(307)

Cash flows from financing activities:
Proceeds from sale of stock	-0-	2,170
Proceeds from notes payable to related parties	74	-0-
Proceeds from the exercise of warrants and options	68	-0-
Principal payments on capital leases	(12)	-0-
Proceeds from sale of stock warrants	-0-	8
Net cash provided by financing activities	130	2,178

Increase (decrease) in cash	(65)	824

Cash at beginning of period	75	236
Cash at end of period	$10	$1,060
Supplemental information:
Cash paid for interest	$12	$15
Cash paid for income taxes	$-0-	$3

See accompanying notes to condensed consolidated financial statements

Supplemental disclosure of non-cash investing and financing activities:

             For the quarter ended March 31, 2001:

The Company paid for services in the amount of $1.1 million by issuing shares of its common stock.

The Company repaid notes payable to related parties of $88 thousand through the issuance of stock.

The Company issued non-qualified options and warrants to employees and directors to purchase 5.9 million shares with a weighted average strike price of $.12 and recorded a $92 thousand expense.

The company issued 5.4 million warrants to an equity investor and recorded an $138 thousand other expense.

             For the quarter ended March 31, 2000:

The Company acquired assets in the amount of $430 thousand by issuing stock.

The Company repaid debt and other accrued expenses of $145 thousand through the issuance of stock in 2000

The Company acquired a receivable from its employees in the amount of $66 thousand for the repayment of the employee portion of withholding from compensation paid in the form of Company stock.

The Company provided compensation advances to certain officers in the form of common stock in the amount of $64 thousand.

The company paid for services accrued in 1999 by issuing shares of its common stock in the amount of $158 thousand.

The Company acquired equipment and furniture in the amount of $157 thousand by incurring capital leases.

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.              BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The condensed consolidated balance sheet at December 31, 2000 was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

Note 2.              GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $1.2 million and a retained deficit of $23.2 million as of March 31, 2001. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

During 2000 and 1999, the Company fully subscribed its private placement offering realizing $3.4 million in net proceeds. In addition, the Company realized $378 thousand from the exercise of Class A Warrants. Proceeds from the exercise of all warrants issued pursuant to the private placement outstanding at March 31, 2001 could total $28 million. However, the holders of such warrants are not under any obligation to exercise them and there can be no assurance that the Company will receive any cash from the exercise of warrants outstanding.

On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an “institutional private equity investor,” under which the Underwriter agreed to purchase shares of the Company’s common stock over the next three years. Generally, under the terms of the agreement, the Underwriter has agreed to purchase such amounts of common stock as the Company elects to sell the Underwriter.  The purchase price for the shares is generally the lesser of (1) the market price less $0.075 per share or (2) 93% of the market price. The agreement limits the amount of common shares that the Underwriter is obligated to purchase during any 61-day period to 9.9% of the total common shares outstanding and is subject to an overall cap of $35 million over the three-year term of the agreement. The Underwriter’s obligation to purchase shares terminates upon the occurrence of various events as specified in the agreement. The actual amount of common stock that the Underwriter may purchase is dependant on, among other things, (1) the market price of the Company’s stock and (2) whether a termination event occurs. The agreement must be registered and declared effective by the Securities and Exchange Commission. In consideration for executing the agreement, the Underwriter will receive warrants to purchase 5,390,000 shares of Common stock. The Company has recorded a $138 thousand expense for issuance of the warrants.  There can be no assurance that the Company will sell any stock to the Underwriter under the terms of the agreement.

As discussed in Note 12, the Company is in a dispute regarding the ownership of software technology paid for by Greenland Corporation, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, Greenland Corporation has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts.  The Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the above mentioned dispute. The Company remains confident that once the true facts in this matter are fleshed out before an arbitrator, Greenland Corporation will obtain the substantive determination necessary to obtaining the return of its property.

Note 3.              INVENTORIES

Inventories at March 31, 2001 were as follows:

Raw materials	$246
Work-in-progress	70
Finished goods	18
334
Less allowance for obsolescence	(41)
$293

Note 4.              PROPERTY AND EQUIPMENT

Net property and equipment at March 31, 2001 was as follows:

Computers and equipment	$225
Furniture & equipment under capital leases	449
Demonstration equipment	303
Furniture and fixtures	65
Leasehold improvements	18
1,060

Accumulated depreciation	248
$812

Depreciation expense, including amortization of capital lease assets, for the three months ended March 31, 2001 was $74 thousand (including $14 thousand on furniture and equipment under capital leases).

Note 5.              LONG TERM NOTES RECEIVABLE

During 1999, the Company exchanged 1.1 million convertible preferred shares in a public company for notes receivable valued at $1.9 million with interest at 9%.  The Company has substantial doubt about the collectibility of the notes and established a 100% allowance at December 31, 1999.  The Company does not recognize interest income on impaired notes.

Note 6.              INVESTMENTS

Investments at March 31, 2001 consisted of the following:

Common stock	$101

The common stock is carried at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income. During the three months ended March 31, 2001, the Company realized $114 thousand of losses from $65 thousand of proceeds from sales of shares in the investment. Cost is determined based on specific identification.

Note 7.              INTANGIBLE ASSETS

Intangible assets at March 31, 2001 consisted of the following:

Capitalized software costs	$963
Licenses	675
Excess of purchase price over fair value of net assets acquired	2,079
3,717

Less accumulated amortization	833
$2,884

During 1998, as part of the purchase of the net assets of Check Central, Inc., the Company acquired licenses to use certain software in the development of check cashing machines.  The Company is amortizing these licenses over 5 years.  The excess of the purchase price over the fair value of the identifiable net assets acquired was capitalized and is being amortized over 12 years.

The Company amortizes capitalized software costs over 5 years.  At December 31, 2000, net intangible assets of the Company include $588 thousand of software developed by Seren Systems, Inc. (see Note 12).

Note 8.              NOTES PAYABLE TO RELATED PARTIES

Note payable to a stockholder and officer of the Company. Interest at 8%. Principal due February 2001.	12

Note payable to a stockholder and officer of the Company. Interest at 8%. Principal due February 2001.	12

Notes payable to a stockholder and employee of the Company. Interest at 8%. Principal due March 2001.	12
$36

The Company repaid notes payable to related parties of $88 thousand through the issuance of stock.

Note 9.              STOCKHOLDERS’ EQUITY

The Company paid for services in the amount of $1.1 million by issuing 6.0 million shares of its common stock.

The Company repaid notes payable to related parties of $88 by issuing 1.4 million shares of its common stock.

The Company issued non-qualified options and warrants to employees and directors to purchase 5.9 million shares with a weighted average strike price of $.12 and recorded a $92 thousand compensation expense.

The Company issued 5.4 million warrants to an equity investor and recorded an $138 thousand other expense.

Note 10.            SEGMENTS AND MAJOR CUSTOMERS

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

The following is information for the Company’s reportable segments for the three months ended March 31, 2001:

	Sales Segment	Processing Segment	Unallocated	Total
Revenue	$72	$17	$-0-	$89
Gross margin	(90)	(257)	-0-	(347)
Depreciation and amortization	4	100	95	199
Interest expense			16	16
Other, net			(1,584)	(1,584)
Loss from continuing operations before income taxes	(90)	(257)	(1,598)	(1,945)

Identifiable assets	$-0-	$1,267	$2,983	$4,250
Capital expenditures	-0-	-0-	-0-	-0-

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.

Note 11.            REPURCHASE OF DISTRIBUTOR AGREEMENT

In March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200 thousand collateralized by 333 thousand shares of Greenland Corporation common stock, release certain restrictions on Company common stock held by SmartCash, issue warrants to purchase 500 thousand shares of Company common stock, and continue to pay commissions on sales of machines sold by certain sales representatives until the earlier of March 2002, or said commissions equal $320 thousand. During December 2000, the Company fully reserved against the $200 thousand note receivable given the probability of collection from SmartCash, and the decrease in the value of the Company’s collateral. In addition, the Company issued SmartCash a note payable for $320 thousand that will be repaid through the payment of the commissions noted above. During March 2000 the Company recorded a $320 thousand expense on this transaction.

Note 12.            LEGAL PROCEEDINGS

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

On March 23, 2000 Arthur Kazarian, Trustee for the General Wood Investment Trust (the “Landlord”) filed a Complaint in San Diego County. The Complaint alleges Unlawful Detainer and seeks damages of approximately $30,000 plus related damages. The Company filed an answer to the Complaint.  On or about May 1, 2001 the Company paid $45,000 to the Landlord and entered into a judgment to pay an additional $14,000. Although the Company remains liable for the payments remaining for the term of the lease the Landlord has a duty to mitigate said damages. The Company recorded a lease termination liability of $212 thousand during the quarter ended March 31, 2001. On April 30, 2001 the Company relocated its offices.

The Company, along with Seren Systems (“Seren”), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut-down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. None of the parties have brought suit against the Company and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.

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

Note 13.            SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the Company issued 6.0 million shares of common stock in payment of services performed during 2001 totaling $335 thousand.

On April 2, 2001, the Company announced that it was temporarily suspending its Check Central subsidiary check cashing operations until such time as the integration of the Company’s Check Central software with the MAXcash operating system was complete, in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

On April 9, 2001, the Company announced that it has signed a Letter of Intent for an acquisition of a comparatively small, but fast growing company in the point-of-sale, check processing and merchant services business. The Company’s intent in pursuing this acquisition is to expand its presence in point-of-sale services, and provide immediate and sustainable revenue for the Company.

On May 8, 2001 the Company announced that it signed a software license and support agreement with Florida-based Mosaic Software for use of its Postilion(TM) systems platform to provide transaction routing and switching software for the Company’s interactive check cashing MAXcash(TM) ABM kiosks, as well as for traditional ATM, advanced ATM and point-of-sale (POS) terminals manufactured by other companies. The software provides a scalable foundation for the Company’s new strategy of providing services to and through multiple hardware platforms. The Company had, in the past, relied exclusively on its own hardware. By supporting virtually all major ATM hardware vendors, such as NCR, Diebold, Tidel, IBM, and Verifone (Hewlett Packard), the Company will have the opportunity to work closely with each of their sales channels in support of their customers, and, therefore has the opportunity to increases its transaction processing revenues.

The Company had utilized custom software developed with Seren Systems to augment its Check Central risk management software. The Seren Systems software development costs were expensed during fiscal 2000. However, the Company deemed the Seren software to be inadequate to meet the needs of its updated business strategy. By entering into the agreement with Mosaic the Company will no longer be reliant on Seren, and believes it will possess a superior host system solution satisfying its core functionality needs, while eliminating the undue risks associated with a future business relationship with Seren. Notwithstanding, the Company will continue to aggressively pursue Seren Systems in arbitration to recover the over $2 million in software development payments, and the code that it had paid for but not received.

In addition to the Company's support of third-party advanced ATM platforms, the Company plans to broaden its market focus to becoming a provider of back-office support services to the ATM, check cashing, retail and POS transaction processing industries. The open-systems environment of Mosaic's Postilion application will allow the Company to be repositioned as a ``switch'' that multiple providers can connect to and through. As a switch, the Company will be in a better position to support the efforts of third-party advanced ATM & POS hardware suppliers.

The Mosaic system is a fully integrated Windows(TM) NT-based applications suite that facilitates transaction management and network communication between free-standing financial services machines such as the MAXcash ABM, the Postilion host and the Check Central back-office risk management system and call center. Mosaic Software is a leading edge provider of electronic funds transfer (EFT) software for consumer-generated electronic transactions, and is the market leader for web-enabled ATM and prepay software solutions. Clients include financial institutions, retailers, Internet service providers, card issuers, telcos, data processing service providers and the online industry. Postilion is used for ATM Processing/Monitoring, EFT Switching and Routing, Point-of-Sale (POS), Credit/Debit Card Processing, Internet/Call Center Payment Authorizations, Prepayment, Internet/Home Banking and Mobile Commerce applications. Postilion is live in more than 500 installations worldwide.

The Company moved its executive offices to company leased space in Del Mar, California while the Company completes negotiations for its new corporate headquarters and related facilities in Carlsbad, California. The Company expects to enter into long-term leasing arrangements shortly. The Company relocated its administrative offices to reduce its current operating expenses.

ITEM 2 -           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risk and uncertainties. Forward-looking statements include, without limitation, any statement that may predict, indicate or imply future results, performance or achievements and may contain the words "believe," "expect," "anticipate," "estimate," "project," "will be," "will continue" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks associated with completing product development; commercial use of check-cashing machines; product repairs; consumer acceptance; need for additional financing; manufacturing risks; dependence on suppliers; dependence on distributors; rapid technological changes; dependence on key personnel; compliance with state laws; risks of technical problems or product defects; dependence on proprietary technology and other factors detailed in the Company's reports filed with the Securities and Exchange Commission.

INTRODUCTION

The following discussion pertains to the Company's operations and financial condition as of March 31, 2001, and should be read in conjunction with the Company’s financial statements and notes thereto, and other financial information included elsewhere in this report.

The Company is engaged in the development of proprietary software that is capable of providing support and delivery to consumers of a range of on-line financial services including check cashing, ATM, wire transfers, bill pay, money orders and phone card dispensing services. The Company has developed, manufactured and has delivered limited numbers of freestanding kiosks, under the trademarked brand name MAXcash ABM. The unit is similar in appearance to an ATM machine. The Company acquired its base technology in May 1998, when Check Central was incorporated into Greenland Corporation as a wholly-owned subsidiary.

The Company has invested, and continues to invest substantial amounts of capital, considerable time and effort in the continuing development and evolution of its back-office, risk management and transaction support software systems. Management has determined that its efforts to develop, produce, and successfully market and support its MAXcash ABM system may be beyond the scope of its currently available resources. However, management also believes that it has created a convenient and cost effective system for check cashing transaction processing and the reporting of activity and earnings generated from its check cashing ABMs through secure networks. Accordingly, the Company hopes to expand its scope from manufacturing, distribution, and support of its proprietary MAXcash ABM to also providing support for the ABM-like terminals of other manufacturers. Furthermore, the Company believes that it can be successful in providing back-office and on-line transaction support to other hardware vendors and retailers through a network and software system of its own design.

The Company's strategy for marketing and sales of the MAXCash ABM, during fiscal 2000, was directed at locating distributors of ATM machines and entering into distribution agreements. This strategy enabled the Company to concentrate its resources on product development and support. The Company signed a number of such agreements (37 to date). Significant unit sales have not materialized to date, however, primarily due to the Seren dispute. (Also see “Legal Matters.”)

The Company’s strategy has been oriented around two revenue streams. The first was the sale of the MAXcash ABM. The second revenue stream was to be generated from the fees earned in connection with the various banking services provided on each of the machines in operation.  Fees range from $0.35 per transaction to 6% of the value of the transaction. However, without sufficient numbers of machines in the field, this revenue stream has not produced material results.

The Company's long-term goal is to participate successfully in the multi-billion dollar check cashing market by offering an open-architecture POS/check cashing transaction processing platform, either for self-service or clerk-assisted transactions. In addition to Greenland’s support for its MAXcash ABM kiosk, the Company plans to broaden its market focus and reposition itself as a leading provider of back-office transactions and support services to the self-service check cashing, retail, and POS transaction industries – including check approval and guarantee services, merchant POS services, ATM transaction processing, money order and prepaid phone card dispensing, wire transfer, bill pay and other products and services.

By creating an open-systems transaction processing environment, the Company will be positioned as a “switch” that multiple providers can connect to and through. As a switch, the Company will be in a position to not only leverage its own direct sales efforts, but also those of national ATM & POS hardware suppliers such as NCR, Diebold, Tidel, Triton, Cross, IBM, Verifone (H-P), etc..

In order to accomplish its objectives, the Company is in the process of entering into several strategic partnerships for the continued development and sales of hardware systems (ABM-like machines), POS transaction software (the back-office), all to reside on an advanced, third-party supplied host platform. This strategy is expected to reduce Greenland’s ongoing business risk, previously reliant on an exclusively ABM sales strategy.

Concurrently, management is devoting the Company’s resources to further the development of its proprietary back-office risk management operations to support fully automated POS check cashing approval and guarantee services. The proposed processing architecture will be reengineered as an open platform systems environment in order to provide support for multiple existing ATM and POS vendors, e.g., NCR, Diebold, Tidel and others, in addition to the Company’s MAXcash ABM. The Company hopes to leverage the direct sale forces of other large-scale, national hardware manufacturers, maximizing its return on invested capital.

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

On April 2, 2001, the Company announced that it was temporarily suspending its Check Central subsidiary check cashing operations until such time as the integration of the Company’s Check Central software with the MAXcash operating system was complete, in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

RESULTS OF OPERATIONS

Revenue

The Company reported total revenues of $89 thousand from its two segments for the three months ended March 31, 2001 compared to revenues of $79 thousand for the three months ended March 31, 2000, which represents a $10 thousand, or 13% increase. The Company earned revenues from the sale and rental of ABM’s and related products of $72 thousand and $77 thousand for the three months ended March 31, 2001, and 2000, respectively.  The company sold one ABM in 2001, and three ABMs in 2000.

Cost of Goods Sold

The Company incurred total costs of revenues of $436 thousand (490% of revenues) and $635 thousand (804% of revenues) from its two segments for the three months ended March 31, 2001, and 2000, respectively. The costs incurred by the transaction processing segment were $274 thousand and $385 thousand for the three months ended March 31, 2001, and 2000, respectively, resulting in gross margins on transaction revenue of $(257) thousand, and $(382) thousand, respectively. The primary cause of the $111 thousand, or 29%, decrease in costs between the periods was a reduction in software development costs. Management had anticipated greater improvements in the gross margin based on anticipated increases in the number of transactions processed, and the associated economies of scale. Such increases did not materialize.

The costs incurred in the sales segment were $162 thousand and $250 thousand for the three months ended March 31, 2001, and 2000, respectively. This $88 thousand, or 35%, decrease is primarily attributable to a decrease in direct material and overhead costs as a result of decreased machine production. Manufacturing costs include fixed overhead expenses for items such as supervision, testing, and facilities, as well as the direct cost of the machines sold.  The gross margin on machine sales for the three months ended March 31, 2001, and 2000, was $(90) thousand and $(174) thousand.  Management had anticipated greater improvements in the gross margin on machine sales as a result of sales volume increasing to a level sufficient to absorb overhead costs. Such increases did not materialize

Operating Expenses

General and administrative expenses for the three months ended March 31, 2001, and 2000 were $1.0 million and $799 thousand, respectively. The 236 thousand, or 30%, increase was due primarily to increased consulting fees and severance pay for terminated employees.

Research and Development Costs for the three months ended March 31, 2001, and 2000 of $67 thousand and $220 thousand, respectively, decreased $153 thousand or, 70%, which reflects the Company’s completion of development of the Max Cash ABM.

In March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200 thousand collateralized by 333 thousand shares of Greenland Corporation common stock, release certain restrictions on Company common stock held by SmartCash, issue warrants to purchase 500 thousand shares of Company common stock, and continue to pay commissions on sales of machines sold by certain sales representatives until the earlier of March 2002, or said commissions equal $320 thousand. During December 2000, the Company fully reserved against the $200 thousand note receivable given the probability of collection from SmartCash, and the decrease in the value of the Company’s collateral. In addition, the Company issued SmartCash a note payable for $320 thousand that will be repaid through the payment of the commissions noted above. During March 2000 the Company recorded a $320 thousand expense on this transaction.

Other Expense

Net other expense of $496 thousand for the three months ended March 31, 2001 increased $439 thousand, or 770%, from the corresponding period in 2000. Expenses incurred in 2001 included a $114 thousand loss on the sale of investments, a $212 thousand expense accrued for future lease payments potentially due under the Company’s terminated office space operating lease, and a $138 thousand expense accrued for warrant costs due under the equity funding agreement.

Net Loss

The net loss for the three months ended March 31, 2001 was $1.9 million compared to $2.0 million for the comparative period in 2000, resulting in a decreased loss of $8 thousand, or 0%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financing. To date, the Company has not been able to support its operations from revenues through sales of products or services.

At March 31, 2001, the Company’s had a working capital deficit of approximately $1.2 million compared with a working capital deficit of $1.1 million at December 31, 2000.  This increase of $99 thousand, or 9%, resulted primarily from a increase in accrued expenses of $98 thousand. Stockholders’ equity decreased for the three months ended March 31, 2001 from December 31, 2000 by $435 thousand, or 16%, due primarily to the  $1.9 million net loss, which was offset by increased paid-in-capital of $1.4 million.

The Company's officers and directors are aware of no other threatened or pending litigation, not otherwise discussed in Item 1, Legal Matters, which would have a material, adverse effect on the Company. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position results of operations, or cash flows.

The Company’s auditors have expressed their uncertainty as to the Company’s ability to continue as a going concern. They cite recurring losses from operations, the Company’s working capital deficiency, and limited cash resources.

In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth.

On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an “institutional private equity investor,” under which the Underwriter agreed to purchase shares of the Company’s common stock over the next three years. Generally, under the terms of the agreement, the Underwriter has agreed to purchase such amounts of common stock as the Company elects to sell the Underwriter.  The purchase price for the shares is generally the lesser of (1) the market price less $0.075 per share or (2) 93% of the market price. The agreement limits the amount of common shares that the Underwriter is obligated to purchase during any 61-day period to 9.9% of the total common shares outstanding and is subject to an overall cap of $35 million over the three-year term of the agreement. The Underwriter’s obligation to purchase shares terminates upon the occurrence of various events as specified in the agreement. The actual amount of common stock that the Underwriter may purchase is dependant on, among other things, (1) the market price of the Company’s stock and (2) whether a termination event occurs. The agreement must be registered and declared effective by the Securities and Exchange Commission. In consideration for executing the agreement, the Underwriter will receive warrants to purchase 5,390,000 shares of Common stock. The company has recorded a $138 thousand expense for issuance of the warrants.  There can be no assurance that the Company will any sell stock to the Underwriter under the terms of the agreement.

On April 2, 2001, the Company announced that it was temporarily suspending its check cashing operations in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

On March 23, 2000 Arthur Kazarian, Trustee for the General Wood Investment Trust (the “Landlord”) filed a Complaint in San Diego County. The Complaint alleges Unlawful Detainer and seeks damages of approximately $30,000 plus related damages. The Company filed an answer to the Complaint.  On or about May 1, 2001 the Company paid $45,000 to the Landlord and entered into a judgment to pay an additional $14,000. Although the Company remains liable for the payments owed for the remaining term of the lease the Landlord has a duty to mitigate said damages. The Company recorded a lease termination liability of $212 thousand during the quarter ended March 31, 2001. On April 30, 2001 the Company relocated its offices.

The Company, along with Seren Systems (“Seren”), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut-down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. None of the parties have brought suit against the Company and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.

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

ITEM 2 - CHANGES IN SECURITIES

The Company paid for services in the amount of $1.1 million by issuing 6.0 million shares of its common stock.

The Company repaid notes payable to related parties of $88 by issuing 1.4 million shares of its common stock.

The Company issued non-qualified options and warrants to employees and directors to purchase 5.9 million shares with a weighted average strike price of $.12 and recorded a $92 thousand compensation expense.

The Company issued 5.4 million warrants to an equity investor and recorded an $138 thousand other expense.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits 1 - an agreement with a NASD approved Underwriter

(b)      Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2001	By: /s/ T.A. Hyde, Jr.
T.A. Hyde, Jr.
CEO, Chairman of Board

Date: May 18, 2001	By: /s/ Gene Cross
Gene Cross
Chief Financial Officer, Director

Date: May 18, 2001	By: /s/ Thomas J. Beener
Thomas J. Beener
Secretary, Director