Form 10QSB
period 2001-06-30
GREENLAND CORP
filed 2001-08-17
CIK 852127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

             ☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities   Exchange Act of 1934

For the quarterly period ended June 30, 2001

Commission File No. 017833

GREENLAND
CORPORATION
(Exact Name of Small Business Issuer as
Specified in its Charter)

Nevada	87-0439051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2111 Palomar Airport Road, Suite 200 Carlsbad, CA 92009	(760)804-2770
(Address of principal executive offices)	(Issuer’s telephone number)

1935 Avenida Del Oro, Suite D Oceanside, CA 92056	(760)414-9941
(Prior Address)	(Prior telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  YES             ☐  NO

APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class A Common Stock $0.001 par value	130,667,227 Shares Outstanding As of August 15, 2001

Transitional  Small Business Disclosure Format
(Check One)
Yes    ☐   No   ☒

Greenland Corporation
Report on Form 10-QSB
Quarter Ended June 30, 2001

GREENLAND CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
Thousands of dollars, except share amounts	June 30,	December 31,
	2001	2000

Current Assets:
Cash	$7	$75
Accounts receivable (less allowance for uncollectible accounts of $127 thousand in 2001 and $27 thousand in 2000)	100	23
Inventories	287	319
Prepaid officers compensation	63	-0-
Other current assets	84	17

Total current assets	541	434

Property and equipment, net	690	886
Long term notes receivable (less allowance for uncollectible Account of $1.9 million in 2001 and 2000)	-0-	-0-
Investments	-0-	247
Intangibles, net	2,807	3,009
Other assets	36	30

Total assets	$4,074	$4,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$463	$463
Trade accounts payable	701	662
Accrued expenses	633	279
Current portion of capital leases	129	119
Notes payable to related parties	82	50

Total current liabilities	2,008	1,573

Long term liabilities:
Long term portion of capital leases	235	300

Total Liabilities	2,243	1,873

Stockholders’ Equity:
Common stock, $.001 par value; and 180,000,000 shares authorized, 130,667,227 in 2001 and (69,962,830 in 2000) issued and outstanding	131	70
Additional paid-in capital	27,384	24,399
Subscribed shares and (receivable)	(980)	(133)
Accumulated other comprehensive income	-0-	(315)
Retained deficit	(24,704)	(21,288)

Total stockholders’ equity	1,831	2,733

Total liabilities and stockholders’ equity	$4,074	$4,606

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

Thousands except per share amounts	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net sales	$100	$395	$189	$475
Cost of goods sold	83	1,176	518	1,811

Gross profit (loss)	17	(781)	(329)	(1,336)

General and administrative expenses	1,059	1,238	2,096	2,039
Research and development costs	18	141	85	361
Repurchase of distributor agreement	-0-	-0-	-0-	320

Total operating costs	1,077	1,379	2,181	2,720

Operating loss	(1,060)	(2,160)	(2,510)	(4,056)

Other income (expenses):
Loss on sale of assets	(370)	-0-	(484)	(43)
Termination of lease cost	-0-	-0-	(212)	-0-
Warrant costs – equity investor	-0-	-0-	(138)	-0-
Interest expense	(38)	(19)	(54)	(33)
Other income (expense)	-0-	3	(16)	4

Total other income (expense)	(408)	(16)	(904)	(72)

Loss before income taxes	(1,468)	(2,176)	(3,414)	(4,128)

Income tax expense	-0-	-0-	2	3

Net loss	(1,468)	(2,176)	(3,416)	(4,131)

Other comprehensive income, net of tax:
Unrealized loss on investments	-0-	-0-	(67)	-0-
Plus: reclassification adjustment for losses included in net income	282	-0-	382	-0-

Other comprehensive income	282	-0-	315	-0-

Comprehensive loss	$(1,186)	$(2,176)	$(3,101)	$(4,131)

Net loss per share:

Basic loss per share	(0.01)	(0.04)	(0.04)	(0.08)
Diluted loss per share	(0.01)	(0.04)	(0.04)	(0.08)

Weighted average shares outstanding
Basic	97,481	52,262	85,086	48,863
Diluted	97,481	52,262	85,086	48,863

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Subscribed	Accumulated
Thousands of shares/dollars			Additional	Shares	Other
	Common Stock		Paid-in	Unissued &	Comprehensive	Retained
	Shares	Amount	Capital	Receivable	Income	Deficit	Total

Balance at December 31, 1999	35,298	35	16,882	175	-0-	(13,707)	3,385

Shares issued to retire debt and To purchase assets	2,245	2	1,055				1,057
Sale of common stock	11,508	12	2,146				2,158
Shares issued for services	14,746	15	2,614				2,629
Subscribed shares issued	930	1	174	(175)			-0-
Warrants to purchase shares			265				265
Exercised warrants and options	5,236	5	653	(133)			525
Options issued for services			610				610
Unrealized loss on investments					(315)		(315)
Net loss						(7,581)	(7,581)

Balance at December 31, 2000	69,963	$70	$24,399	$(133)	$(315)	$(21,288)	$2,733

Shares issued to retire debt and To purchase assets	2,869	3	125				128
Shares issued and held in escrow	27,467	27	439	(466)			-0-
Shares issued for services	19,387	19	1,740				1,759
Shares issued for note receivable	6,339	6	244	(250)			-0-
Exercised warrants and options	4,642	6	207	(131)			82
Warrants issued to equity investor			138				138
Options issued for services			92				92
Unrealized loss on investments, net of reclassification adjustment					315		315
Net loss						(3,416)	(3,416)

Balance at June 30, 2001	130,667	$131	$27,384	$(980)	$-0-	$(24,704)	$1,831

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Thousands of dollars	Six Months Ended

	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net loss	$(3,416)	$(4,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407	306
Allowance for uncollectible accounts	100	28
Repurchase of distributor agreement	-0-	320
Options and warrants issued for services	92	280
Warrant costs – equity investor	138	-0-
Loss on sale of assets	484	42
Stock issued for services	1,759	1,164

(Increase) decrease in Accounts receivable	(177)	(324)
(Increase) decrease in Inventories	52	(9)
(Increase) decrease in Other	(136)	(36)
Increase (decrease) in Trade accounts payable	39	217
Increase (decrease) in Accrued expenses	354	260

Net cash used in operating activities	(304)	(1,883)

Cash flows from investing activities:
Purchase of software and equipment	(53)	(292)
Proceeds from sale of investments	164	-0-
Investment in notes receivable	-0-	(200)

Net cash provided by (used in) investing activities	111	(492)

Cash flows from financing activities:
Proceeds from sale of stock	-0-	2,170
Proceeds from notes payable to related parties	128	-0-
Proceeds from the exercise of warrants and options	82	-0-
Principal payments on capital leases	(85)	-0-
Proceeds from sale of stock warrants	-0-	488

Net cash provided by financing activities	125	2,658

Increase (decrease) in cash	(68)	283

Cash at beginning of period	75	236

Cash at end of period	$7	$519

Supplemental information:
Cash paid for interest	$24	$17

Cash paid for income taxes	$-0-	$3

See accompanying notes to condensed consolidated financial statements

Supplemental disclosure of non-cash investing and financing activities:

For the six months ended June 30, 2001:
The Company issued shares in exchange for a note receivable in the amount of $250 thousand.

The Company acquired assets in the amount of $20 thousand by issuing stock.

The Company repaid notes payable to related parties of $96 thousand through the issuance of stock

The Company paid for services in the amount of $1.8 million by issuing shares of its common stock.

The Company issued non-qualified options and warrants to employees and directors to purchase 5.9 million shares with a weighted average strike price of $.12 and recorded a $92 thousand expense.

The Company issued 5.4 million warrants to an equity investor and recorded a $138 thousand other expense.

For the six months ended June 30, 2000:

The Company acquired assets in the amount of $476 thousand by issuing stock.

The Company repaid debt and other accrued expenses of $145 thousand through the issuance of stock in 2000.

The Company repaid notes payable to related parties through the issuance of stock in the amount of $195 thousand.

The Company acquired a receivable from its employees in the amount of $245 thousand for the repayment of the employee portion of withholding from compensation paid in the form of Company stock.

The Company provided compensation advances to certain officers in the form of common stock in the amount of $64 thousand.

The Company paid for services accrued in 1999 by issuing shares of its common stock in the amount of $199 thousand.

The Company acquired equipment and furniture in the amount of $157 thousand by incurring capital leases.

The Company issued options to purchase 3,962 thousands share with weighted average strike price of $.16 for services in the amount of $562 thousand.

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.              BASIS OF PRESENTATION

General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The condensed consolidated balance sheet at December 31, 2000 was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

Future Accounting Requirements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001.  SFAS No. 141 eliminates the use of the pooling-of-interests method in a business combination.  The Company does not expect the adoption of SFAS No. 141 to have a material impact on its consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No 142, "Goodwill and Other Intangible Assets", which is effective for the Company's year ending December 31, 2002.  Under SFAS No. 142, goodwill is not amortized and is tested for impairment on an annual basis and between annual tests in certain circumstances.  The Company currently amortizes goodwill over twelve years and expects the adoption of SFAS No. 142 to eliminate the annual amortization of approximately $173,000 per year through December 31, 2010.  The Company has not completed its analysis of the impairment test provisions of SFAS No. 142 and the effect on the consolidated financial position and results of operations of the impairment provisions is not known.

Note 2.              GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $1.5 million and a retained deficit of $24.7 million as of June 30, 2001. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

During 2000 and 1999, the Company fully subscribed its private placement offering realizing $3.4 million in net proceeds. In addition, the Company realized $378 thousand from the exercise of Class A Warrants.  There are still outstanding Class A Warrants exercisable at $.50, Class B Warrants exercisable at $1.00 and Class C Warrants exercisable at $1.50 (collectively, the “Warrants”).  By letter dated June 18, 2001 the Company notified the holders the Warrants issued pursuant to the private placement that they could exercise all or any portion of their warrants at an exercise price of $.033 per warrant (each warrant can be exercised into one share of common stock of Greenland Corporation) (the “Warrant Purchase Offer”).  The holders have thirty days to exercise said warrants.  As of June 30, 2001 the Company had received $14 thousand through the exercise of the Warrants. Subsequent to June 30, 2001, the company extended the Warrant Purchase Offer until August 31, 2001. As of August 15, 2001, the Company had received gross proceeds of $176 thousand from the Warrant Purchase Offer.  In the event, all the holders exercised the Warrants at $.033 per warrant, the gross proceeds to the Company could total $1.5 million. However, the holders of such warrants are not under any obligation to exercise them and there can be no assurance that the Company will receive any cash from the exercise of warrants outstanding.

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

As discussed in Note 15, the Company is in a dispute regarding the ownership of software technology paid for by Greenland Corporation, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, Greenland Corporation has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts.  The Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the above mentioned dispute. The Company remains confident that Greenland Corporation will obtain the substantive determination necessary to obtain the return of its property. However, the Company is actively seeking a settlement that would be beneficial to the Company’s ability to continue its business operations.

Note 3.              INVENTORIES

Inventories at June 30, 2001 were as follows:

Raw materials	$308
Work-in-progress	-0-
Finished goods	20

328

Less allowance for obsolescence	(41)

$287

Inventories are stated at lower of cost, first-in first-out basis or market.  Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels.

Note 4.              ACCOUNT RECEIVABLE

The Company entered into an agreement with CardPlus International, Inc., the nation’s only certified minority electronic payments processor.  Pursuant to the agreement CardPlus purchased six interactive check cashing Maxcash ™ Automated Banking Machine kiosks.  These terminals are to be processed from CardPlus’ newly established Denver Colorado electronic transaction and data processing center.  This transaction is the first purchase under the Company’s ongoing strategy to aggressively pursue sales of the Maxcash ABM to customers that have their own processing capabilities.

Note 5.              PROPERTY AND EQUIPMENT

Net property and equipment at June 30, 2001 was as follows:

Computers and equipment	$145
Furniture & equipment under capital leases	537
Demonstration equipment	215
Furniture and fixtures	61
Leasehold improvements	-0-

958

Accumulated depreciation	268

$690

Depreciation expense, including amortization of capital lease assets, for the three months and six months ended June 30, 2001 was $67 and $154 thousand (including $42 thousand on furniture and equipment under capital leases).

Note 6.              LONG TERM NOTES RECEIVABLE

During 1999, the Company exchanged 1.1 million convertible preferred shares in a public company for notes receivable valued at $1.9 million with interest at 9%.  The Company has substantial doubt about the collectibility of the notes and established a 100% allowance at December 31, 1999.  The Company does not recognize interest income on impaired notes.

Note 7.              INVESTMENTS

At June 30, 2001 the Company had sold all of its investments in common stock.  The common stock was carried at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income. During the six months ended June 30, 2001, the Company realized $397 thousand of losses and $164 thousand of proceeds from sales of shares in the investment. Cost is determined based on specific identification.

Note 8.              INTANGIBLE ASSETS

Intangible assets at June 30, 2001 consisted of the following:

Capitalized software costs	$1,014
Licenses	675
Excess of purchase price over fair value of net assets acquired	2,079

3,768

Less accumulated amortization	961

$2,807

During 1998, as part of the purchase of the net assets of Check Central, Inc., the Company acquired licenses to use certain software in the development of check cashing machines.  The Company is amortizing these licenses over 5 years.  The excess of the purchase price over the fair value of the identifiable net assets acquired was capitalized and is being amortized over 12 years.

The Company amortizes capitalized software costs over 5 years.  At June 30, 2001 and December 31, 2000, net intangible assets of the Company include $588 thousand of software developed by Seren Systems, Inc. (see Note 15).

The Company reviews its intangibles for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable.  Management evaluates assets for impairment by comparing undiscounted future cash flows to the carrying amount of the assets.  If impairment exists, the amount of impairment is measured as the amount by which the carrying amount of the asset exceed it’s fair value.  Management evaluated its intangible asset for impairment and no impairment loss was recognized in the three month and six month ended June 30, 2001.  Due to industry conditions, it is at least reasonably possible that the impairment estimate will change in the near term.

Note 9.              NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2001 were as follows:

Note payable to a stockholder and officer of the Company. Interest at 8%. Principal due February 2002.	2

Note payable to a stockholder and officer of the Company. Interest at 8%. Principal due February 2002.	12

Notes payable to a stockholder and employee of the Company. Interest at 8%. Principal due at various dates through June, 25, 2002.	68

$82

The Company repaid notes payable during the period ended June 30, 2001 to related parties of $96 thousand through the issuance of stock.

Note 10.            NOTES PAYABLE

Notes payable at June 30, 2001 were as follows:

Note payable to a company, with interest at 8%. Due through the payment of commissions earned through March 9, 2001	$320

Revolving Line-of-credit agreement with a commercial bank which allows for advances up to a maximum of $150 thousand. The line was scheduled to expire on July 17, 2001 but was extended by mutual agreement of the parties until September 30, 2001. The final terms and conditions of the extension are expected to be materially similar to the prior terms and conditions (interest at the bank’s reference rate plus 2.5%) and will be consummated within 30 days. The line will be secured by company assets and personally guaranteed by a director and stockholder of the Company.	143

$463

Note 11.            STOCKHOLDERS’ EQUITY

The Company issued common stock in exchange for a note receivable in the amount of $250 thousand.

The Company issued 27 million shares held in escrow for deferred compensation.

The Company acquired assets in the amount of  $20 thousand by issuing stock.

The Company repaid notes payable to related parties of $96 thousand through the issuance of stock

The Company paid for services in the amount of $1.8 million by issuing 19 million shares of its common stock.

The Company issued non-qualified options and warrants to employees and directors to purchase 5.9 million shares with a weighted average strike price of $.12 and recorded a $92 thousand compensation expense.

The Company issued 5.4 million warrants to an equity investor and recorded $138 thousand as other expense.

Note 12.            SEGMENTS AND MAJOR CUSTOMERS

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

The following is information for the Company’s reportable segments for the six months ended June 30, 2001:

	Sales Segment	Processing Segment	Unallocated	Total

Revenue	$173	$16	$-0-	$189
Gross margin	25	(354)	-0-	(329)
Depreciation and amortization	7	204	196	407
Interest expense	54	54
Other, net			(3,030)	(3,030)
Loss from continuing operations before income taxes	25	(354)	(3,085)	(3,414)

Identifiable assets	$287	$2,807	$980	$4,074
Capital expenditures	-0-	-0-	53	53

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.

Note 13.            OPERATING LEASE

The Company moved its executive offices to new corporate headquarters in Carlsbad, California.  The Company leases its office facilities under an operating lease expiring August 14, 2003 with monthly payments of $6 thousand due at the beginning of the month.  Rent will increase semi annually at a fixed rate of approximately 4%.

Future minimum lease payments for twelve months ended June 30, under the lease are as follows:

2002	$69
2003	84
2004	7

Total minimum lease payments	$160

Note 14.            REPURCHASE OF DISTRIBUTOR AGREEMENT

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

Note 15.            LEGAL PROCEEDINGS

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by the Company, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, the Company has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. with respect to the above mentioned dispute. The November 26, 1998 Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. A hearing date is scheduled for September 17, 2001. Although there can be no assurance as to the outcome of the proceeding, the Company is confident that the Company will obtain the substantive determination necessary to obtaining the return of its property and/or to collect damages. In addition to the return of its property, the Company seeks actual damages in the amount of approximately $1.5 million, including the return of payments made to Seren as a subcontractor for Greenland on the ACS/7-Eleven V.com project; Seren Systems has counterclaimed for damages in the amount of $700,000.

On December 19, 2000, the Company filed a Complaint for Declaratory Relief and Provisional remedies in Los Angeles County Superior Court against Seren Systems, Inc. The Complaint was brought in Los Angeles County in response to certain venue-related issues. The Complaint is for the remedies as requested in the San Diego action cited above. In addition, the Complaint seeks damages as related to a contract between the Company and Seren dated on or about June 30, 2000 that is part of the dispute with Seren. The Complaint was dismissed by mutual agreement of the parties.

On March 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the “Landlord”) filed a Complaint in San Diego County naming Greenland Corporation as a defendant.  The Complaint alleges Unlawful Detainer.   On or about May 1, 2001 the Company paid $45,000 to the Landlord and entered into a judgment to pay an additional $15,000 of legal fees.  The Company has entered into a settlement agreement to pay legal fees of $12,000.

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael Armani in connection with two separate stock purchase agreements.  The Company seeks damages in the amount of $474,595.  Mr. Armani has yet to file a response to the Complaint. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595.

On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the “Landlord”) filed a Complaint in San Diego County naming Greenland Corporation as a defendant.  The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by the Company.  The Complaint seeks damages in the amount of approximately $500,000.  Although the Company remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages.  The Company recorded a lease termination liability of $212 thousand during the quarter ended March 31, 2001.  The Company has retained outside counsel for representation in this matter and settlement discussions are presently being conducted.

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

Note 16.            SUBSEQUENT EVENTS

In July 2001, Thomas A. Hyde, Jr, CEO and Chairman of Greenland Corporation agreed to loan the Company $100,000. The terms of the loan provide for repayment within one year at 8% interest and warrant to purchase 1,333,333 shares of Greenland Corporation common stock at $.03 per share.

Subsequent to June 30, 2001 the Company extended the Warrant Purchase Offer (see Note 2) until August 24, 2001.  The extension was in response to the requests by warrant holders for additional time.  As of August 15, 2001 the Company had received gross proceeds of $176 thousand from the Warrant Purchase Offer.

On July 5, 2001 Max Farrow filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener,  Intelli-Group, Inc.,  Intelli-Group LLC and Intelli-Corp, Inc. as defendants.  The Complaint alleges breach of contract in connection with Mr. Farrow’s resignation as an officer and director of the Company in January 2001.  The Company believes that the Company and Mr. Beener have valid defense to the allegations of Mr. Farrow. Although there can be no assurances, the Company believes that it will successfully defend this legal action and that the outcome will not have a material adverse impact on the Company. The Company is considering filing a counterclaim against Mr. Farrow seeking damages related to his activities as an officer and director of Greenland Corporation.

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

INTRODUCTION

The following discussion pertains to the Company's operations and financial condition as of June 30, 2001, and should be read in conjunction with the Company’s financial statements and notes thereto, and other financial information included elsewhere in this report.

The Company is engaged in the development of proprietary software that is capable of providing support and delivery of a range of on-line financial services to consumers, including: check cashing, ATM, wire transfers, bill pay, money orders, and phone card dispensing services. The Company has developed, manufactured and delivered limited numbers of freestanding kiosks under its trademarked brand name MAXcash ABM. The Company acquired its base technology in May 1998, when Check Central was incorporated into Greenland Corporation as a wholly-owned subsidiary.

The Company’s initial strategy had been oriented around two revenue streams:(1) the sale of its MAXcash ABM machines; and (2) generation of fees in connection with the various banking services provided on each of the machines in operation.  Fees range from $0.35 per transaction to 6% of the value of the transaction. However, without sufficient numbers of machines in the field, this revenue stream did not produce material results.

The Company's strategy for marketing and sales of the MAXCash ABM, during fiscal 2000, was directed at locating distributors of ATM machines and entering on its distribution agreements. This strategy enabled the Company to concentrate its resources on product development and support. The Company has signed a number of such agreements (37 to date). However, significant unit sales have not materialized to date due primarily to the uncertainty caused by its dispute with Seren Systems. (Also see “Legal Matters.”)

Management determined that its efforts to develop, produce, and successfully market and support its MAXcash ABM system may be beyond the scope of its currently available resources. On April 2, 2001, the Company announced that it was temporarily suspending its Check Central subsidiary check cashing operations until such time as the integration of the Company’s Check Central software with the MAXcash operating system was complete, in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

The Company has invested, and continues to invest substantial resources in the ongoing development of its back-office, risk management, and transaction support software systems. The Company hopes to expand its scope from manufacturing, distribution, and support of its proprietary MAXcash ABM to also providing support for the ABM-like terminals of other manufacturers. Furthermore, the Company believes that it can be successful in providing back-office and on-line transaction support to other hardware vendors and retailers through a network and software system of its own design.

The Company's long-term goal is to participate in the multi-billion dollar check cashing market by offering an open-architecture POS/check cashing transaction processing platform, either for self-service or clerk-assisted transactions. In addition to Greenland’s support for its MAXcash ABM kiosk, the Company plans to broaden its market focus and reposition itself as a leading provider of back-office transactions and support services to the self-service check cashing, retail, and POS transaction industries – including check approval and guarantee services, merchant POS services, ATM transaction processing, money order and prepaid phone card dispensing, wire transfer, bill pay and other products and services.

In order to accomplish its objectives, the Company has entered into several strategic partnerships for the continued development and sales of hardware systems (ABM-like machines), POS transaction software (the back-office), all to reside on a third-party-supplied host platform. This strategy is expected to reduce Greenland’s ongoing business risk.

As resources permit, management hopes to further the development of its proprietary back-office risk management operations to support fully automated POS check cashing approval and guarantee services. The proposed processing architecture will be reengineered as an open platform systems environment in order to provide support for multiple existing ATM and POS vendors. The Company hopes to leverage the direct sale forces of other large-scale, national hardware manufacturers to sell its system.

On May 8, 2001 the Company announced that it signed a software license and support agreement with Florida-based Mosaic Software for use of its Postilion™ systems platform to provide transaction routing and switching software for the Company’s interactive check cashing MAXcash ABM kiosks, as well as for traditional ATM, advanced ATM and point-of-sale (POS) terminals manufactured by other companies.  The software provides a scalable foundation for the Company’s new strategy of providing services to and through multiple hardware platforms.  By supporting virtually all major ATM hardware vendors, such as NCR, Diebold, Tidel, IBM, and Verifone (Hewlett Packard), the Company will have the opportunity to work with third-party sales channels to generate  transaction processing revenues.  The agreement expired on or about August 1, 2001. However, the parties are presently negotiating an extension on terms materially similar to the terms of the previous agreement. If fully implemented, management projects total cost of the services provided pursuant to the term of the agreement to be approximately $1.3 million.

The Mosaic system is a fully integrated Microsoft Windows™ NT-based applications suite that facilitates transaction management and network communication between free-standing financial services machines such as the Company’s MAXcash ABM, the Postilion host, and the Company’s Check Central back-office risk management system and call center.

On June 5, 2001 the Company entered into an exclusive software development and support agreement with Trilicom Data Solutions to provide device-level software for the Company’s interactive check cashing Maxcash ABM, as well as to provide systems integration services for independent check cashers, grocers, and other Greenland customers.  This will allow the Company to continue sales and support of its Maxcash AMB terminals while the Company  rebuilds it’s host and back-office transaction support infrastructure with Mosaic Software. The agreement provides for payment through a combination of  company stock and equity funding as it becomes available.

On June 26, 2001, the Company entered into an exclusive manufacturing and assembly agreement with California Chassis, Inc., to build Greenland’s interactive check cashing Maxcash ABM.

RESULTS OF OPERATIONS

For the Three-Month Period Ended June 30, 2001

Revenue

The Company had total revenue of $100 thousand from its two segments including the sale of Maxcash ABM’s,  for the three months period ended june 30, 2001 as compared to revenues of $395 thousand in the year-earlier period which represent a $295 thousand or 75% decrease. During the period ended June 30, 2001, the Company’s sales operations for its principal product, the Maxcash ABM, had been temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute.

Cost of Goods Sold

Cost of goods sold during the period ended June 30, 2001 were $83 thousand, compared to costs of approximately $1.2 million in the year-earlier period.  The $1.1 million or 93% decrease is primarily attributable to a decrease in direct material and overhead cost as a result of decreased machine production.  The cost of goods sold during the three month period ended June 30, 2001 were for Maxcash ABM  production, support, restructuring including overhead costs shifted to an original equipment manufacturer.

Operating Expenses

General and administrative expenses for the three months period ended June 30, 2001 were $1.1 million, compared to approximately $1.2 million in the period ended June 30, 2000. The decrease of $179 thousand (15%) was due to generally reduced operations, including the temporary discontinuation of its maxcash abm sales and support efforts. During the three month period ended June 30, 2001, the company reduced staff and facilities.

Research and development costs were reduced by $123 thousand (87%) for the period ended June 30, 2001 from the year-earlier period due, primarily, to the temporary discontinuation of its support for the Maxcash ABM product.

Other Expense

The Company had other expenses of $408 thousand for the three month period ended June 30, 2001 as compared to $16 thousand in the year-earlier period; an increase of $392 thousand (2,450%). The increase is primarily due to a loss on the sale of  assets of $370 thousand.

Net Loss

The Company has a net loss of approximately $1.5 million for the three month period ended June 30, 2001 as compared with a net loss of approximately $2.2 million in the year-earlier period. Losses were reduced $708 thousand (33%) due primarily to reduced cost of good sold and general and administrative expenses associated with downsized operations.

For the Six-Month Period Ended June 30, 2001

Revenue

The Company reported total revenues of $189 thousand from its two segments for the six months ended June 30, 2001 compared to revenues of $475 thousand for the six months ended June 30, 2000, which represents a $286 thousand, or 60% decrease. The Company earned revenues from the sale and rental of ABM’s and related products of $173 thousand and $176 thousand for the six months ended June 30, 2001, and 2000, respectively.  The Company sold seven ABM’s in 2001, and ten ABMs in 2000.

Cost of Goods Sold

The Company incurred total costs of revenues of $518 thousand (274% of revenues) and $1,811 thousand (381% of revenues) from its two segments for the six months ended June 30, 2001, and 2000, respectively. The costs incurred by the transaction processing segment were $370 thousand and $1,266 thousand for the six months ended June 30, 2001, and 2000, respectively, resulting in gross margins on transaction revenue of $(354) thousand, and $(967) thousand, respectively. The primary cause of the $896 thousand, or 71%, decrease in costs between the periods was a reduction in manufacturing costs. Management had anticipated greater improvements in the gross margin based on anticipated increases in the number of transactions processed, and the associated economies of scale. Such increases did not materialize.

The costs incurred in the sales segment were $148 thousand and $544 thousand for the six months ended June 30, 2001, and 2000, respectively. This $396 thousand, or 73%, decrease is primarily attributable to a decrease in direct material and overhead costs as a result of decreased machine production. Manufacturing costs include fixed overhead expenses for items such as supervision, testing, and facilities, as well as the direct cost of the machines sold.  The gross margin on machine sales for the six months ended June 30, 2001, and 2000, was $25 thousand and $(369) thousand.  Management had anticipated greater improvements in the gross margin on machine sales as a result of sales volume increasing to a level sufficient to absorb overhead costs. Such increases did not materialize

Operating Expenses

General and administrative expenses were $2.1 million and $2.0 for the six months ended June 30, 2001, and 2000, respectively.  Research and Development Costs for the six months ended June 30, 2001 and 2000 of $85 thousand and $361 thousand, respectively, decreased $276 thousand or, 77%, which reflects the Company’s completion of development of the Max Cash ABM.

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

Future Accounting Requirements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001.  SFAS No. 141 eliminates the use of the pooling-of-interests method in a business combination.  The Company does not expect the adoption of SFAS No. 141 to have a material impact on its consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No 142, "Goodwill and Other Intangible Assets", which is effective for the Company's year ending December 31, 2002.  Under SFAS No. 142, goodwill is not amortized and is tested for impairment on an annual basis and between annual tests in certain circumstances.  The Company currently amortizes goodwill over twelve years and expects the adoption of SFAS No. 142 to eliminate the annual amortization of approximately $173,000 per year through December 31, 2010.  The Company has not completed its analysis of the impairment test provisions of SFAS No. 142 and the effect on the consolidated financial position and results of operations of the impairment provisions is not known.

Other Expense

Net other expense of $904 thousand for the six months ended June 30, 2001 increased $832 thousand, or 1,156%, from the corresponding period in 2000. Expenses incurred in 2001 included a $484 thousand loss on the sale of assets, a $212 thousand expense accrued for future lease payments potentially due under the Company’s terminated office space operating lease, and a $138 thousand expense accrued for warrant costs due under the equity funding agreement.

Net Loss

The net loss for the six months ended June 30, 2001 was $3.4 million compared to $4.1 million for the comparative period in 2000, resulting in a decreased loss of $700 thousand, or 17%.

Liquidity and Capital Resources

Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financing. To date, the Company has not been able to support its operations from revenues through sales of products or services.

At June 30, 2001, the Company’s had a working capital deficit of approximately $1.5 million compared with a working capital deficit of $1.1 million at December 31, 2000.  This decrease of $328 thousand, or 29%, resulted primarily from a increase in accrued expenses of $354 thousand. Stockholders’ equity decreased for the six months ended June 30, 2001 from December 31, 2000 by $902 thousand, or 33%, due primarily to the  $3.4 million net loss, which was offset by increased paid-in-capital of $3.0 million.

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

During 2000 and 1999, the Company fully subscribed its private placement offering realizing $3.4 million in net proceeds.  In addition, the Company realized $378 thousand from the exercise of Class A Warrants.  There are still outstanding Class A Warrants exercisable at $.50, Class B Warrants exercisable at $1.00 and Class C Warrants exercisable at $1.50 (collectively, the “Warrants”)..  By letter dated June 18, 2001 the Company notified the holders all the warrants issued pursuant to the private placement that they could exercise all or any portion of their warrants at an exercise price of $.033 per warrant (each warrant can be exercised into one share of common stock of Greenland Corporation) (the “Warrant Purchase Offer”). The holders have thirty days to exercise said warrants. As of June 30, 2001 the Company had received $14 thousand through the exercise of said warrants.  Subsequent to June 30, 2001 the Company extended the Warrant Purchase Offer (see Going Concern Uncertanity) until August 31, 2001.  The extension was in response to requests by warrant holders for additional time.  As of August 15, 2001 the Company had received gross proceeds of $176 thousand from the Warrant Purchase Offer.  In the event, all the holders exercised all the outstanding warrants at $.033 per warrant, the gross proceeds to the Company could total $1.5 million.  However, the holders of such warrants are not under any obligation to exercise them and there can be no assurance that the Company will receive any cash from the exercise of warrants outstanding.

On April 2, 2001, the Company announced that it was temporarily suspending its check cashing operations in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by the Company, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, the Company has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. with respect to the above mentioned dispute. The November 26, 1998 Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. A hearing date is scheduled for September 17, 2001. Although there can be no assurance as to the outcome of the proceeding, the Company is confident that the Company will obtain the substantive determination necessary to obtaining the return of its property and/or to collect damages. In addition to the return of its property, the Company seeks actual damages in the amount of  approximately $1.5 million, including the return of payments made to Seren as a subcontractor for Greenland on the ACS/7-Eleven V.com project; Seren Systems has counterclaimed for damages in the amount of $700,000.

On December 19, 2000, the Company filed a Complaint for Declaratory Relief and Provisional remedies in Los Angeles County Superior Court against Seren Systems, Inc. The Complaint was brought in Los Angeles County in response to certain venue-related issues. The Complaint is for the remedies as requested in the San Diego action cited above. In addition, the Complaint seeks damages as related to a contract between the Company and Seren dated on or about June 30, 2000 that is part of the dispute with Seren. The Complaint was dismissed by mutual agreement of the parties.

On March 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the “Landlord”) filed a Complaint in San Diego County naming Greenland Corporation as a defendant. The Complaint alleges Unlawful Detainer.   On or about May 1, 2001 the Company paid $45,000 to the Landlord and entered into a judgment to pay an additional $15,000 of legal fees.  The Company has entered into a settlement agreement to pay legal fees of $12,000.

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael Armani in connection with two separate stock purchase agreements.  The Company seeks damages in the amount of $474,595.  Mr. Armani has yet to file a response to the Complaint. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani.

On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the “Landlord”) filed a Complaint in San Diego County naming Greenland Corporation as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by the Company.  The Complaint seeks damages in the amount of approximately $500,000.  Although the Company remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages.  The Company recorded a lease termination liability of $212 thousand during the quarter ended March 31, 2001.  The Company has retained outside counsel for representation in this matter and settlement discussions are presently being conducted.

On July 5, 2001 Max Farrow filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants.  The Complaint alleges breach of contract in connection with Mr. Farrow’s resignation as an officer and director of the Company in January 2001.  The Company believes that the Company and Mr. Beener have valid defense to the allegations of Mr. Farrow. Although there can be no assurances, the Company believes that it will successfully defend this legal action and that the outcome will not have a material adverse impact on the Company. The Company is considering filing a counterclaim against Mr. Farrow seeking damages related to his activities as an officer and director of Greenland Corporation.

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

ITEM 2 - CHANGES IN SECURITIES

The Company issued 6.3 million shares in exchange for a note receivable in the amount of $250 thousand.

The Company issued 27 million shares held in escrow for deferred compensation.

The Company acquired assets in the amount of $20 thousand by issuing 1.0 million shares.

The Company repaid notes payable to related parties of $96 thousand by issuing 1.8 million shares of its common stock.

The Company paid for services in the amount of $1.8 million by issuing 19 million shares of its common stock.

The Company issued non-qualified options and warrants to employees and directors to purchase 5.9 million shares with a weighted average strike price of $.12 and recorded a $92 thousand compensation expense.

The Company issued 5.4 million warrants to an equity investor and recorded a $138 thousand other expense.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES
             None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
             None.

ITEM 5 - OTHER INFORMATION
             None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
             (a)         Exhibits 1 - None
             (b)        Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2001	By: /s/ T.A. Hyde, Jr.
T.A. Hyde, Jr.
CEO, Chairman of Board

Date: August 17, 2001	By: /s/ Gene Cross
Gene Cross
Chief Financial Officer, Director

Date: August 17, 2001	By: /s/ Thomas J. Beener
Thomas J. Beener
Secretary, Director