Form 10QSB
period 2001-09-30
GREENLAND CORP
filed 2001-11-14
CIK 852127

UNITED STATES

Securities and Exchange Commission

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Commission File No. 017833

GreenlanD

corporation

(Exact Name of Small Business Issuer as

Specified in its Charter)

Nevada	87-0439051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

 2111 Palomar Airport Road, Suite 200

Carlsbad, CA 92009

(Address of principal executive offices)

 (760) 804-2770

 (Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class A Common Stock $0.001 par value	159,374,426 Shares Outstanding As of November 14, 2001

Transitional  Small Business Disclosure Format

(Check One)

Yes ☐   No ☒

Greenland Corporation

Report on Form 10-QSB

Quarter Ended September 30, 2001

GREENLAND CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

Thousands of dollars, except share amounts	September 30, 2001	December 31, 2000

Current Assets:
Cash	$32	$75
Accounts receivable (less allowance for uncollectible accountsof $127 thousand in 2001 and $27 thousand in 2000)	39	23
Inventories	285	319
Prepaid officers compensation	31	-0-
Other current assets	32	17

Total current assets	419	434

Property and equipment, net	588	886
Long term notes receivable (less allowance for uncollectible account of $1.9 million in 2001 and 2000)	-0-	-0-
Investments	600	247
Intangibles, net	2,679	3,009
Other assets	34	30

Total assets	$4,320	$4,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$453	$463
Trade accounts payable	682	662
Accrued expenses	679	279
Current portion of capital leases	135	119
Notes payable to related parties	177	50

Total current liabilities	2,126	1,573

Long term liabilities:
Long term portion of capital leases	199	300

Total Liabilities	2,325	1,873

Stockholders’ Equity:
Convertible Preferred Stock, $.01 par value, and 5,000,000 shares authorized, 60 shares issued and outstanding
Common stock, $.001 par value; and 500,000,000 shares authorized (180,000,000 in 2000), 148,008,744 in 2001 and (69,962,830 in 2000) issued and outstanding	148	70
Additional paid-in capital	28,603	24,399
Subscribed shares and (receivable)	(1,167)	(133)
Accumulated other comprehensive income	-0-	(315)
Retained deficit	(25,589)	(21,288)

Total stockholders’ equity	1,995	2,733

Total liabilities and stockholders’ equity	$4,320	$4,606

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

Thousands except per share amounts	Three month ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	$-0-	$86	$189	$561
Cost of goods sold	133	747	650	2,558

Gross profit (loss)	(133)	(661)	(461)	(1,997)

General and administrative expenses	685	667	2,781	2,706
Research and development costs	2	190	87	551
Repurchase of distributor agreement	-0-	-0-	-0-	320

Total operating costs	687	857	2,868	3,577

Operating loss	(820)	(1,518)	(3,329)	(5,574)

Other income (expenses):
Loss on sale of assets	(35)	-0-	(519)	(43)
Termination of lease cost	-0-	-0-	(212)	-0-
Warrant costs – equity investor	-0-	-0-	(138)	-0-
Interest expense	(31)	(16)	(85)	(49)
Other income (expense)	-0-	12	(16)	16
Total other income (expense)	(66)	(4)	(970)	(76)

Loss before income taxes	(886)	(1,522)	(4,299)	(5,650)

Income tax expense	-0-	-0-	2	3

Net loss	(886)	(1,522)	(4,301)	(5,653)

Other comprehensive income, net of tax:
Unrealized loss on investments	-0-	-0-	(67)	-0-
Plus: reclassification adjustment for losses included in net income	-0-	-0-	382	-0-
Other comprehensive income	-0-	-0-	315	-0-

Comprehensive loss	$(886)	$(1,522)	$(3,986)	$(5,653)

Net loss per share:

Basic loss per share	(0.01)	(0.03)	(0.04)	(0.11)
Diluted loss per share	(0.01)	(0.03)	(0.04)	(0.11)

Weighted average shares outstanding
Basic	134,907	60,551	101,638	52,651
Diluted	134,907	60,551	101,638	52,651

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Thousands of shares/dollars					Additional Paid-in Capital
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	35,298	35			16,882

Shares issued to retire debt and to purchase assets	2,245	2			1,055
Sale of common stock	11,508	12			2,146
Shares issued for services	14,746	15			2,614
Subscribed shares issued	930	1			174
Warrants to purchase shares					265
Exercised warrants and options	5,236	5			653
Options issued for services					610
Unrealized loss on investments
Net loss

Balance at December 31, 2000	69,963	$70	0	$0	$24,399

Shares issued to retire debt and to purchase assets	2,869	3			725
Shares issued and held in escrow	27,467	27			439
Shares issued for services	24,971	25			1,288
Shares issued for note receivable	6,339	6			244
Exercised warrants and options	16,399	17			1,175
Warrants issued to equity investor					138
Options issued for services					195
Unrealized loss on investments, net of reclassification adjustment
Net loss

Balance at September 30, 2001	148,008	$148	0	$0	$28,603

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Subscribed Shares Unissued & Receivable	Accumulated Other Comprehensive Income	Retained Deficit	Total
Thousands of shares/dollars

Balance at December 31, 1999	175	-0-	(13,707)	3,385

Shares issued to retire debt and to purchase assets				1,057
Sale of common stock				2,158
Shares issued for services				2,629
Subscribed shares issued	(175)			-0-
Warrants to purchase shares				265
Exercised warrants and options	(133)			525
Options issued for services				610
Unrealized loss on investments		(315)		(315)
Net loss			(7,581)	(7,581)

Balance at December 31, 2000	$(133)	$(315)	$(21,288)	$2,733

Shares issued to retire debt and to purchase assets				728
Shares issued and held in escrow	(466)			-0-
Shares issued for services				1,313
Shares issued for note receivable	(250)			-0-
Exercised warrants and options	(318)			874
Warrants issued to equity investor				138
Options issued for services				195
Unrealized loss on investments, net of reclassification adjustment		315		315
Net loss			(4,301)	(4,301)

Balance at September 30, 2001	$(1,167)	$-0-	$(25,589)	$1,995

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Thousands of dollars	Nine Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Net loss	$(4,301)	$(5,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	471
Allowance for uncollectible accounts	100	29
Repurchase of distributor agreement	-0-	320
Options and warrants issued for services	195	535
Warrant costs – equity investor	138	-0-
Loss on sale of assets	519	43
Stock issued for services	1,313	2,283

(Increase) decrease in Accounts receivable	(116)	(30)
(Increase) decrease in Inventories	34	20
(Increase) decrease in Other	(50)	(211)
Increase (decrease) in Trade accounts payable	20	209
Increase (decrease) in Accrued expenses	400	(144)

Net cash used in operating activities	(1,161)	(2,128)

Cash flows from investing activities:
Purchase of software and equipment	(60)	(347)
Proceeds from sale of investments	164	-0-
Investment in notes receivable	-0-	(200)

Net cash provided by (used in) investing activities	104	(547)

Cash flows from financing activities:
Proceeds from sale of stock	-0-	2,171
Proceeds from notes payable to related parties	235	-0-
Proceeds from the exercise of warrants and options	874	-0-
Principal payments on capital leases	(85)	(17)
Principal payment on line of credit	(10)	-0-
Proceeds from sale of stock warrants	-0-	489

Net cash provided by financing activities	1,014	2,643

Decrease in cash	(43)	(32)

Cash at beginning of period	75	236

Cash at end of period	$32	$204
Supplemental information:
Cash paid for interest	$31	$36
Cash paid for income taxes	$-0-	$3

See accompanying notes to condensed consolidated financial statements

Supplemental disclosure of non-cash investing and financing activities:

      For the nine months ended September 30, 2001:

The Company issued shares in exchange for a note receivable in the amount of $250 thousand.

The Company acquired assets in the amount of  $20 thousand by issuing stock.

The Company repaid notes payable to related parties of $108 thousand through the issuance of stock.

The Company paid for services in the amount of $1.3 million by issuing shares of its common stock.

The Company issued options and warrants to employees and directors to purchase 34 million shares with a weighted average strike price of $.003 and recorded a $195 thousand expense.

The Company issued 5.4 million warrants to an equity investor and recorded a $138 thousand other expense.

The Company issued 60 shares of convertible preferred stock for 100,000 shares of Zzyzx Peripherals, Inc. in the amount of $600,000.

      For the nine months ended September 30, 2000:

The Company acquired assets in the amount of $430 thousand by issuing stock.

The Company repaid debt and other accrued expenses of $206 thousand through the issuance of stock in 2000.

The Company repaid notes payable to related parties through the issuance of stock in the amount of $220 thousand.

The Company acquired a receivable from its employees in the amount of  $88 thousand for the repayment of the employee portion of withholding from compensation paid in the form of Company stock.

The Company acquired equipment and furniture in the amount of $144 thousand by incurring capital leases.

The Company issued options to purchase 4.1 million shares with weighted average strike price of $.15 for services in the amount of $535 thousand.

See accompanying notes to condensed consolidated financial statements

GREENLAND CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.                   BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The condensed consolidated balance sheet at December 31, 2000 was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

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

Note 2.                   GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $1.7 million and a retained deficit of $25.6 million as of September 30, 2001. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

 During 2000 and 1999, the Company fully subscribed its private placement offering realizing $3.4 million in net proceeds. In addition, the Company realized $378 thousand from the exercise of Class A Warrants.  There are still outstanding Class B Warrants exercisable at $1.00 and Class C Warrants exercisable at $1.50 (collectively, the “Warrants”).  By letter dated June 18, 2001 the Company notified the holders of the Warrants issued pursuant to the private placement that they could exercise all or any portion of their warrants at an exercise price of $.033 per warrant (each warrant can be exercised into one share of common stock of Greenland Corporation) (the “Warrant Purchase Offer”).  The holders had thirty days to exercise said warrants.   For the nine months ended September 30, 2001 the Company received $874 thousand through the exercise of options and warrants.

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

As discussed in Note 16, the Company is in a dispute regarding the ownership of software technology paid for by Greenland Corporation, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, Greenland Corporation has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts.  The Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the abovementioned dispute. The Company remains confident that Greenland Corporation will obtain the substantive determination necessary to obtain the return of its property. However, the Company is actively seeking a settlement that would be beneficial to the Company’s ability to continue its business operations.

Note 3.                   INVENTORIES

Inventories at September 30, 2001 were as follows:

Raw materials	$308
Work-in-progress	-0-
Finished goods	20
328
Less allowance for obsolescence	(43)

$285

Inventories are stated at lower of cost, first-in first-out basis or market.  Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels.

Note 4.                   ACCOUNTS RECEIVABLE

The Company entered into an agreement with CardPlus International, Inc., the nation’s only certified minority electronic payments processor.  Pursuant to the agreement CardPlus purchased six interactive check cashing Maxcash ™ Automated Banking Machine kiosks.  These terminals are to be processed from CardPlus’ Denver Colorado electronic transaction and data processing center.  This transaction is the first purchase under the Company’s ongoing strategy to aggressively pursue sales of the Maxcash ABM to customers that have their own processing capabilities.

Note 5.                   PROPERTY AND EQUIPMENT

Net property and equipment at September 30, 2001 was as follows:

Computers and equipment	$145
Furniture & equipment under capital leases	537
Demonstration equipment	127
Furniture and fixtures	66
Leasehold improvements	-0-
875

Accumulated depreciation	287

$588

Depreciation expense, including amortization of capital lease assets, for the three months and nine months ended September 30, 2001 was $53 and $207 thousand (including $65 thousand on furniture and equipment under capital leases).

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

Note 7.                   INVESTMENTS

On September 28, 2001 the Company purchased 100,000 shares of common stock, representing five percent of the issued and outstanding shares of common stock, of   ZZYZX Peripherals, Inc (the “ZZYZX Shares”). The Company acquired the ZZYZX Shares for 60 shares of Class A Convertible Preferred shares of the Company (the “Company Shares”).   The investment is carried at a cost of $600,000 determined by fair value of the Class A Convertible Preferred Stock issued and exchanged.  Investment is adjusted for decline in fair value that is other than temporary.   Mr. Gene Cross is a Director and Shareholder of Greenland and a Director and shareholder of ZZYZX. Of the ZZYZX Shares purchased by Greenland, Mr. Cross owned 20,000 shares. Mr. Frank Kavanaugh, a Director and shareholder of ZZYZX, controls DK Capital and Bet Trust and is a shareholder of Greenland Corporation. Of the ZZYZX Shares purchased by Greenland, DK Capital and Bet Trust together owned 40,000 shares.

At April 16, 2001 the Company sold all of its investments in common stock of Telenetics Corporation.  The common stock was carried at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income. During the nine months ended September 30, 2001, the Company realized $397 thousand of losses and $164 thousand of proceeds from sales of shares in the investment. Cost is determined based on specific identification.

Note 8.                   INTANGIBLE ASSETS

Intangible assets at September 30, 2001 consisted of the following:

Capitalized software costs	$1,014
Licenses	675
Excess of purchase price over fair value of net assets acquired	2,079
3,768

Less accumulated amortization	1,089

$2,679

During 1998, as part of the purchase of the net assets of Check Central, Inc., the Company acquired licenses to use certain software in the development of check cashing machines.  The Company is amortizing these licenses over 5 years.  The excess of the purchase price over the fair value of the identifiable net assets acquired was capitalized and is being amortized over 12 years.

The Company amortizes capitalized software costs over 5 years.  At September 30, 2001 and December 31, 2000, net intangible assets of the Company include $588 thousand of software developed by Seren Systems, Inc. (see Note 16).

The Company reviews its intangibles for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable.  Management evaluates assets for impairment by comparing undiscounted future cash flows to the carrying amount of the assets.  If impairment exists, the amount of impairment is measured as the amount by which the carrying amount of the asset exceed it’s fair value.  Management evaluated its intangible asset for impairment and no impairment loss was recognized in the three month and nine month ended September 30, 2001.  Due to industry conditions, it is at least reasonably possible that the impairment estimate will change in the near term.

Note 9.                   NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at September 30, 2001 were as follows:

Note payable to a stockholder and officer of the Company. Interest at 8%. Principal due February 2002.	$2

Note payable to a stockholder and officer of the Company. Interest at 8%. Principal due September 2002.	62

Notes payable to a stockholder and employee of the Company. Interest at 8%. Principal due at various dates through September, 28, 2002.	113

$177

In July 2001, Thomas A. Hyde, Jr, CEO and Chairman of Greenland Corporation agreed to loan the Company $100,000. The terms of the loan provide for repayment within one year at 8% interest and warrant to purchase 1,333,333 shares of Greenland Corporation common stock at $.03 per share.

The Company repaid notes payable during the period ended September 30, 2001 to related parties of $108 thousand through the issuance of stock.

Note 10.         NOTES PAYABLE

Notes payable at September 30, 2001 were as follows:

Note payable to a company, with interest at 8%. Due through the payment of commissions earned through March 9, 2001.	$320

Revolving Line-of-credit agreement with a commercial bank which allows for advances up to a maximum of $150 thousand. The line expires on July 17, 2003. Interest at the bank’s reference rate plus 2.0% but not less than 8.5%.The line will be secured by company assets and personally guaranteed by a director and stockholder of the Company.	133

$453

Note 11.         STOCKHOLDERS’ EQUITY

The Company issued common stock in exchange for a note receivable in the amount of $250 thousand.

The Company issued 27 million shares held in escrow for deferred compensation.

The Company acquired assets in the amount of  $20 thousand by issuing stock.

The Company repaid notes payable to related parties of $108 thousand through the issuance of stock.

The Company paid for services in the amount of $1.3 million by issuing 25 million shares of its common stock.

The Company issued options and warrants to employees and directors to purchase 34 million shares with a weighted average strike price of $.003 and recorded a $195 thousand compensation expense.

The Company issued 5.4 million warrants to an equity investor and recorded $138 thousand as other expense.

The Company issued 60 shares of convertible preferred stock for 100,000 shares of Zzyzx Peripherals, Inc. in the amount of $600,000.

Note 12.              CONVERTIBLE PREFERRED STOCK

The Company Class A Preferred stocks are convertible into $600,000 worth of shares of Greenland Corporation common stock. The Company Shares are convertible during a two year period at a conversion price that is equal to 80% of the closing bid price of the Company’s common stock during a specified trading period and there is a limitation as to the amount that can be converted during any 90 day period.

Note 13.                 SEGMENTS AND MAJOR CUSTOMERS

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

The following is information for the Company’s reportable segments for the nine months ended September 30, 2001:

	Sales Segment	Processing Segment	Unallocated	Total

Revenue	$173	$16	$-0-	$189
Gross margin	(2)	(459)	-0-	(461)
Depreciation and amortization	10	308	269	587
Interest expense			85	85
Other, net			(3,753)	(3,753)
Loss from continuing
operations before income taxes	(2)	(459)	(3,838)	(4,299)

Identifiable assets	$285	$2,679	$1,356	$4,320
Capital expenditures	-0-	-0-	60	60

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.

Note 14.                 OPERATING LEASE

The Company moved its executive offices to new corporate headquarters in Carlsbad, California.  The Company leases its office facilities under an operating lease expiring August 14, 2003 with monthly payments of $6 thousand due at the beginning of the month.  Rent will increase semi annually at a fixed rate of approximately 4%.

Future minimum lease payments for twelve months ended September 30 under the lease are as follows:

2002	$76
2003	72

Total minimum lease payments	$148

Note 15.                 REPURCHASE OF DISTRIBUTOR AGREEMENT

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

Note 16.                 LEGAL PROCEEDINGS

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by the Company, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, the Company has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts, with respect to the above mentioned dispute. The November 26, 1998 Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. A hearing date originally scheduled for September 17, 2001 was postponed by mutual agreement of both Seren and the Company. The Company has been and presently is, engaged in settlement discussions with Seren and no new hearing date has been scheduled. In addition to the return of its property, the Company seeks actual damages in the amount of approximately $1.5 million, including the return of payments made to Seren as a subcontractor for Greenland on the ACS/7-Eleven V.com project; Seren Systems has counterclaimed for damages in the amount of $700,000.

On March 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the “Landlord”) filed a Complaint in San Diego County naming Greenland Corporation as a defendant.  The Complaint alleges Unlawful Detainer.   On or about May 1, 2001 the Company paid $45,000 to the Landlord and entered into a judgment to pay an additional $15,000 of legal fees.  The Company has entered into a settlement agreement to pay legal fees of $12,000. The Company has paid the settlement amount in full.

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael Armani in connection with two separate stock purchase agreements.  The Company seeks damages in the amount of $474,595.  On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default.  Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside.  The court granted Mr. Armani 10 days to file a responsive to the Company’s Compliant. The Company is not yet in receipt of said filing.

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

NOTE 17.              SUBSEQUENT EVENTS

Subsequent to September 30, 2001, the Company issued 11,365,682 shares of common stock for services and for shareholders who exercised their warrants.

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

INTRODUCTION

The following discussion pertains to the Company's operations and financial condition as of September 30, 2001, and should be read in conjunction with the Company’s financial statements and notes thereto, and other financial information included elsewhere in this report.

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

The Company has invested, and continues to invest substantial resources in the ongoing development of its back-office, risk management, and transaction support software systems. The Company hopes to expand its scope from manufacturing, distribution, and support of its proprietary MAXcash ABM to also providing support for the ABM-like terminals of other manufacturers. Furthermore, the Company believes that it can be successful in providing back-office software and on-line transaction support to other hardware vendors and retailers through a network and software system of its own design.

The Company's long-term goal is to participate in the multi-billion dollar check cashing market by offering an open-architecture POS/check cashing transaction processing platform, either for self-service or clerk-assisted transactions. In addition to Greenland’s support for its MAXcash ABM kiosk, the Company plans to broaden its market focus and reposition itself as a leading provider of back-office transactions software and support services to the check cashing, retail, and POS transaction industries – including check approval and guarantee services, merchant POS services, ATM transaction processing, money order and prepaid phone card dispensing, wire transfer, bill pay and other products and services.

In order to accomplish its objectives, the Company has entered into several strategic partnerships for the continued development and sales of hardware systems (ABM-like machines), POS transaction software (the back-office), all to reside on third-party-supplied host platforms. This strategy is expected to reduce Greenland’s ongoing business risk.

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

On May 8, 2001 the Company announced that it signed a software license and support agreement with Florida-based Mosaic Software for use of its Postilion™ systems platform to provide transaction routing and switching software for the Company’s interactive check cashing MAXcash ABM kiosks, as well as for traditional ATM, advanced ATM and point-of-sale (POS) terminals manufactured by other companies.  The software provides a scalable foundation for the Company’s new strategy of providing services to and through multiple hardware platforms.  By supporting virtually all major ATM hardware vendors, such as NCR, Diebold, Tidel, IBM, and Verifone (Hewlett Packard), the Company will have the opportunity to work with third-party sales channels to generate transaction processing revenues.  The agreement expired on or about August 1, 2001.  The parties have negotiated an extension through December 31, 2001on terms materially similar to the terms of the previous agreement.  If fully implemented, management projects total cost of the services provided pursuant to the term of the agreement to be approximately $1.3 million.

The Mosaic system is a fully integrated Microsoft Windows™ NT-based applications suite that facilitates transaction management and network communication between free-standing financial services machines such as the Company’s MAXcash ABM, the Postilion host, and the Company’s Check Central back-office risk management system and call center.

On June 5, 2001 the Company entered into an exclusive software development and support agreement with Trilicom Data Solutions to provide device-level software for the Company’s interactive check cashing Maxcash ABM, as well as to provide systems integration services for independent check cashers, grocers, and other Greenland customers.  This will allow the Company to continue sales and support of its Maxcash ABM terminals while the Company  rebuilds it’s host and back-office transaction support infrastructure with Mosaic Software. The agreement provides for payment through a combination of  company stock and equity funding as it becomes available.

On June 26, 2001, the Company entered into an exclusive manufacturing and assembly agreement with California Chassis, Inc., to build Greenland’s interactive check cashing Maxcash ABM.

On September 28, 2001, the Company invested $600,000 in ZZYZX Peripherals, Inc. to establish a strategic relationship designed to support the data storage needs of self-service check cashing for the Company and its customers.  Data storage is an integral part of the check cashing systems and related technology requirements (see Note 7).

Results of Operations

Revenue

The Company reported total  revenues of $0 and $189 thousand from its two segments  for the three and nine months ended September 30, 2001, respectively.  This represents an $86 thousand decrease, or 100%, from the three months ended September 30, 2000, and a $372 thousand, or 66%, decrease from the nine months ended September 30, 2000.    The Company’s sales operations for its principal product, the Maxcash ABM, was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute.

The Company earned revenues from the sale and rental of ABM’s and related products of $173 thousand and $236 thousand for the nine months ended September 30, 2001, and 2000, respectively.  The Company sold seven ABM’s in 2001, and ten ABMs in 2000.

Cost of Goods Sold

The Company incurred total costs of revenues of $133 thousand and $650 thousand from its two segments for the three and nine months ended September 30, 2001, respectively.   The costs incurred in the sales segment were $175 thousand and $743 thousand for the nine months ended September 30, 2001, and 2000, respectively. This $568 thousand, or 76%, decrease is primarily attributable to a decrease in direct material and overhead costs as a result of decreased machine production. Manufacturing costs include fixed overhead expenses for items such as supervision, testing, and facilities, as well as the direct cost of the machines sold.  The gross margin on machine sales for the nine months ended September 30, 2001, and 2000, was $(2) thousand and $(507) thousand.  Management had anticipated greater improvements in the gross margin on machine sales as a result of sales volume increasing to a level sufficient to absorb overhead costs. Such increases did not materialize.

Costs associated with transaction processing, included in cost of sales, were $475 thousand and $1.8 million for the nine months ended September 30, 2001 and 2000, respectively, resulting in gross margins on transaction revenue of $(459) thousand and $(1.5) million, respectively.  Processing costs included fixed overhead expenses such as the amortization of software development costs, depreciation, labor, and communications.  Management anticipates improvements in the gross margin as an increased number of machines are placed in the field, and the Company benefits from the associated economies of scale.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2001 were $687 thousand and $2.9 million, respectively, compared to $857 thousand and $3.6 million, respectively, for the corresponding periods in 2000.

Research and Development Costs for the three and nine months ended September 30, 2001 of $2 thousand and $87 thousand, respectively, decreased 99% and 84%, respectively, from the comparative periods in 2000, which reflect the Company’s temporary discontuation of it support for the Maxcash ABM product.

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

Other Expense

Net other expense of $66 thousand and  $970 thousand for the three month and nine months ended September 30, 2001 increased $62 thousand and $894 thousand from the corresponding period in 2000. Expenses incurred in 2001 included a $519 thousand loss on the sale of assets, a $212 thousand expense accrued for future lease payments potentially due under the Company’s terminated office space operating lease, and a $138 thousand expense accrued for warrant costs due under the equity funding agreement.

Net Loss

During the three and nine months ended September 30, 2001, the Company incurred net losses from continuing operations of $886 thousand and $4.3 million, respectively, which represents a 42% and  24% decrease in losses from continuing operations, respectively, from the comparative periods in 2000.  Losses were reduced due primarily to reduced cost of  good sold associated with temporary discontuation of its Maxcash ABM sales and support efforts.

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

At September 30, 2001, the Company’s had a working capital deficit of approximately $1.7 million compared with a working capital deficit of $1.1 million at December 31, 2000.  This increase of $568 thousand, or 50%, resulted primarily from a increase in accrued expenses of $400 thousand. Stockholders’ equity decreased for the nine months ended September 30, 2001 from December 31, 2000 by $738 thousand, or 27%, due primarily to the  $4.3 million net loss, which was offset by increased paid-in-capital of $4.2 million.

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

During 2000 and 1999, the Company fully subscribed its private placement offering realizing $3.4 million in net proceeds.  In addition, the Company realized $378 thousand from the exercise of Class A Warrants.  There are still outstanding Class  B Warrants exercisable at $1.00 and Class C Warrants exercisable at $1.50 (collectively, the “Warrants”)..  By letter dated June 18, 2001 the Company notified the holders all the warrants issued pursuant to the private placement that they could exercise all or any portion of their warrants at an exercise price of $.033 per warrant (each warrant can be exercised into one share of common stock of Greenland Corporation) (the “Warrant Purchase Offer”). The holders had thirty days to exercise said warrants. For the nine months ended September 30, 2001 the Company received $874 thousand through the exercise of options and warrants.

On April 2, 2001, the Company announced that it was temporarily suspending its check cashing operations in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by the Company, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, the Company has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. with respect to the above mentioned dispute. The November 26, 1998 Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. A hearing date originally scheduled for September 17, 2001 was postponed by mutual agreement of both Seren and the Company. The Company has been and presently is, engaged in settlement discussions with Seren and no new hearing date has been scheduled. In addition to the return of its property, the Company seeks actual damages in the amount of approximately $1.5 million, including the return of payments made to Seren as a subcontractor for Greenland on the ACS/7-Eleven V.com project; Seren Systems has counterclaimed for damages in the amount of $700,000.

On March 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the “Landlord”) filed a Complaint in San Diego County naming Greenland Corporation as a defendant.  The Complaint alleges Unlawful Detainer.   On or about May 1, 2001 the Company paid $45,000 to the Landlord and entered into a judgment to pay an additional $15,000 of legal fees.  The Company has entered into a settlement agreement to pay legal fees of $12,000. The Company has paid the settlement amount in full.

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael Armani in connection with two separate stock purchase agreements.  The Company seeks damages in the amount of $474,595.  On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default.  Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside.  The court granted Mr. Armani 10 days to file a responsive to the Company’s Compliant. The Company is not yest in receipt of said filing.

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

The Company repaid notes payable to related parties of $108 thousand by issuing 1.8 million shares of its common stock.

The Company paid for services in the amount of $1.3 million by issuing 25 million shares of its common stock.

The Company issued options and warrants to employees and directors to purchase 34 million shares with a weighted average strike price of $.003 and recorded a $195 thousand compensation expense.

The Company issued 5.4 million warrants to an equity investor and recorded a $138 thousand other expense.

The Company issued 60 shares of convertible preferred stock for 100,000 shares of Zzyzx Peripherals, Inc. in the amount of $600,000.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits 1 - None

(b)           Reports on Form 8-K – None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	By: /s/ T.A. Hyde, Jr.
T.A. Hyde, Jr.
CEO, Chairman of Board

Date: November 14, 2001	By: /s/ Gene Cross
Gene Cross
Chief Financial Officer, Director

Date: November 14, 2001	By: /s/ Thomas J. Beener
Thomas J. Beener
Secretary, Director