Form 10KSB
period 2001-12-31
GREENLAND CORP
filed 2002-04-16
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         COMMISSION FILE NUMBER: 017833

                              GREENLAND CORPORATION
             (Exact Name of Registrant as specified in its charter)

          NEVADA                              87-0439051
(State of other jurisdiction of incorporation or organization) (I.R.S. Employer Identification Number)

                      2111 PALOMAR AIRPORT ROAD, SUITE 200
                               CARLSBAD, CA 92009
              (Address and zip code of principal executive offices)

                                  (760) 804-2770
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (*229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
As of March 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $918,765 based upon a $0.004 per share trading price on that date.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                      CLASS A COMMON STOCK $0.001 PAR VALUE
                230,920,378 SHARES OUTSTANDING AS OF MARCH 31, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.
Traditional  Small  Business  Disclosure  Format  (check  one): X YES   NO

FORWARD  LOOKING  INFORMATION
-----------------------------
In addition to historical information, this Annual Report on Form 10-KSB may contain forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risks and Uncertainties." References in this Annual Report on Form 10-KSB to "Greenland" and the "Company" are to Greenland Corporation and its wholly-owned subsidiary, Check Central, Incorporated.

PART  I.
--------

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

Following the acquisition of Check Central, Greenland devoted itself to the development and marketing of automated check cashing products and technologies. For the past several years, the Company has worked on the development and marketing of its MAXcash automated banking machine ("ABM"), a product similar in form to an automated teller machine ("ATM").
The Company has also worked on the development of point-of-sale transaction software to provide back-office support for a network of such machines in the field. The Company placed the first production units of its MAXcash ABM in the field in the second quarter of fiscal year 1999. Over the past two years, the Company has developed expertise in the point-of-sale transaction business through its efforts related to the MAXcash ABM.

During fiscal year 2000 and 2001, the Company was involved in litigation with Seren Systems, Inc. ("Seren"), its principal software developer, regarding ownership rights to certain intellectual property and possession of certain source code related to said property of the Company.

In January 2001 the Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000. After making the initial payment of $500,000, Intellicorp defaulted on the balance.

As a direct result of the Seren litigation and the default by Intellicorp, management determined that its efforts to develop, produce, and successfully market and support its MAXcash ABM system should be modified. On April 2, 2001, the Company announced that it was temporarily suspending back office support of its Check Central subsidiary check cashing operations until such time as the integration of the Company's Check Central software with the MAXcash operating system was complete, in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

In July 2001, the Company entered into an agreement with CardPlus International, Inc., the nations only certified minority electronic payments processor. Pursuant to the agreement, CardPlus purchased six MAXcash ABM's and licensed the Company's intellectual property to establish a electronic transaction and data processing center. This transaction was the first purchase under the Company's ongoing strategy to aggressively pursue sales of the MAXcash ABM to customers that have their own processing capabilities. In addition, this transaction was the first in the Company's strategy to license its intellectual property.

In December 2001 the Company entered into a license agreement with Automated Cash Machines ("ACM") whereby the Company licensed its intellectual property to ACM to enable ACM have it own processing capabilities to operate its MAXcash ABM's.

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

The Company's plan is to establish a solid revenue base through sale and/or licensing of its intellectual property and/or MAXcash ABM and through acquisition of check cashing stores, the "brick and mortar" of the industry, and acquisition of company's in related and/or complimentary industries that can be operated profitably.

The Company's principal executive offices are located 2111 Palomar Airport Road, Suite 200, Carlsbad, CA, 92009. The Company's main phone number is (760) 804-2770.

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

BUSINESS  OPERATIONS

The Company has been engaged in the development of software that is capable of providing consumers with a full range of automated financial services including payroll and other check cashing, ATM, wire transfers, bill paying, money order and phone card dispensing services delivered through a freestanding kiosk, similar in appearance to an ATM machine. The Company acquired this technology in May 1998. To increase the utility of this base code, the Company had been primarily working with Seren Systems, a third-party software development company. However, a dispute arose, resulting in litigation, between Seren and the Company regarding continued use of the software modifications developed by Seren, and the ownership of the modified software source code. In November 2001, Seren and the Company reached a settlement whereby Greenland retained ownership rights to all software and /or intellectual property that was the subject of the dispute. (Also see "Legal Matters.")

The Company placed the first production units of its MAXcash ABM in the field in the second quarter of 1999. From the second quarter 1999 through the end of the first quarter of 2001 the Company had placed more than 31 units in operation in nine States including California, Colorado, Kansas, Louisiana, Nevada, North Carolina, South Carolina, Michigan and Washington. Through these activities, the Company has developed expertise in retail-based financial services. These marketing efforts were based on a revenue model that included sales of check-cashing hardware, and the resulting recurring revenue generated from the transaction fees extracted from check cashing, ATM, money order and prepaid phone card sales. The platform was also initially designed to support additional transactions, e.g., wire transfers and electronic bill payments, although such were not added due to the Seren dispute and other matters. (Also see "Legal Matters.")

As a result of Seren's refusal to release the Company's MAXcash operating source code, the Company was unable to modify the installed version of the operating software to fix defects or "bugs." In addition, management's view was that the original and properly functioning Check Central check-cashing system was incompletely integrated by Seren with respect to its risk management functions. Pursuant to the litigation, a functional review was conducted of Seren's most current version of the system. The technical assessment found the updated system to still be lacking many of the MAXcash terminal bug fixes, and it did not fully integrate all of the risk management components of the Check Central software. (Also see "Legal Matters.")

Therefore, on June 5, 2001 the Company entered into an exclusive software development and support agreement with Trilicom Data Solutions to provide device-level software for the Company's interactive check cashing MAXcash ABM, as well as to provide systems integration services for independent check cashers, grocers, and other Greenland customers. This will allow the Company to continue sales and support of its MAXcash ABM terminals while the Company rebuilds it's host and back-office transaction support infrastructure .
On June 26, 2001, the Company entered into an exclusive manufacturing and assembly agreement with California Chassis, Inc., to build Greenland's interactive check cashing Maxcash ABM.

In July 2001, the Company entered into an agreement with CardPlus International, Inc., the nations only certified minority electronic payments processor. Pursuant to the agreement, CardPlus purchased six MAXcash ABM's and licensed the Company's intellectual property to establish a electronic transaction and data processing center. This transaction was the first purchase under the Company's ongoing strategy to aggressively pursue sales of the MAXcash ABM to customers that have their own processing capabilities. In addition, this transaction was the first in the Company's strategy to license its intellectual property (See
Note  9  to  Notes  to  Consolidated  Financial  Statements).

In December 2001 the Company entered into a license agreement with Automated Cash Machines ("ACM") whereby the Company licensed its intellectual property to ACM to enable ACM have it own processing capabilities to operate its MAXcash ABM's.

In February 2002, the Company took the first step in acquiring companies that are complimentary to the Greenland's operations, with the acquisition of W3M, Inc., the parent of Paradigm Cabling Systems -a market niche specialist in data communications and network project management. With revenues of over $5.1 million in fiscal year just completed, Paradigm provides a variety of engineering and "last mile" installation services to corporate and government customers throughout Southern California (also see Subsequent Events)

THE  MAXCASH  ABM  -  GENERAL  OPERATION

A potential check cashing customer can enroll for a check cashing membership at any MAXcash ABM location by simply filling out and inserting the application into the machine or enrolling by voice over a dedicated telephone. The check is scanned and returned to the customer. A photo image of the customer, the application, and the check are transmitted for approval to the Company's call center. The initial approval process is brief - approximately ten minutes, depending upon how quickly the applicant's information can be verified. The approval process involves confirmation of basic information such as employment, employer's bank account, driver's license, and address. Upon approval, customers can then cash their payroll check by inserting the check into the scanner and following the on screen directions. The customer has a choice of selecting either Spanish or English by simply touching the screen. Once the check is inserted, the customer is prompted to enter a Personal
Identification Number ("PIN") the customer selected when filling out the application. If there are any questions, a telephone handset is provided and, when lifted by the customer, dials directly into a customer service center. The customer service representative can help the customer through the prompts in either Spanish or English. If there are no questions, the screen will prompt the customer to enter the check date and amount, insert the check into the scanner, and once approved, the check is cashed. The processing software used by the call center is designed to provide a speedy check approval process. Any checks that are not approved are rejected and returned to the customer.

For future transactions, customers are mailed a membership card that contains a magnetic strip and looks like a standard ATM card. If a card is lost or stolen, customers will still be able to cash checks by remembering the social security or unique identification number and PIN. If the customer loses his card and forgets his numbers, the call center can still cash the check by comparing the customer's original photo with the person standing in front of the MAXcash ABM camera, reviewing the customer's unique history file, make a determination of risk, and approve or deny the check cash transaction.

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

The checks cashed during the day are stored in a keyed lock box. The retailer removes the checks from the ABM at the end of the day and deposits the checks into a designated clearing account at a local bank. A fee based on a percentage of the total amount of checks authorized is deducted from the clearing account on a daily basis. A transaction detail report is provided that shows the fee breakdown along with all in-store vouchers, money orders, checks cashed, ATM withdrawals and any other transactions. The daily reports are provided by the processor and are sent via e-mail directly to the customer's designated location each day. The detailed reports enable the retailer to reconcile the daily check deposits to the daily summary.

Cash loading is generally the responsibility of the retailer, unless other arrangements are made. Depending on the volume of checks cashed and other services provided a merchant is expected to load approximately $50,000 to $100,000 of cash in each machine.

BUSINESS  STRATEGY

Managements goal is to build a solid foundation that will provide operating revenue and opportunity for profitability. This goal will be achieved through a business stragety of continued sales of the MAXcash ABM, licensing of intellectual property, acquisitions of check cashing stores and acquisitions of complimentary companies.

The Company's will participate in the $60+ billion check cashing market by offering an open-architecture POS/check cashing transaction processing platform, either for self-service or clerk assisted transactions. In addition to the Company's support for its MAXcash ABM kiosk, the Company plans to broaden its market focus and reposition itself as a leading provider of back-office transactions and support services to the self-service check cashing, retail, and POS transaction industries - including check approval and guarantee services, merchant POS services, ATM transaction processing, money order and prepaid phone card dispensing, wire transfer, bill pay, and other products and services. By creating an open-systems transaction processing environment, the Company will be repositioned as a "switch" that multiple providers can connect to and through. As a switch, the Company will be in a better position to not only leverage its own direct sales efforts, but also those of national ATM & POS hardware suppliers such as NCR, Diebold, Tidel, Triton, Cross, IBM, Verifone (H-P), etc., which could have the effect of accelerating short- and long-term sales growth. (Also see "Risks and Uncertainties.")

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

Accordingly, the Company eliminated direct manufacturing of MAXcash ABM units in favor of fully outsourcing such machine assembly to California Chassis, Inc., a California based corporation. The Company has also outsourced its sales efforts to established distributors in the industry.

Additionally, the Company is exploring several strategic partnerships for the continued development and sales of hardware systems (ABM-like machines), POS transaction software (the back-office), all to reside on an advanced, third-party supplied host platform. The net effect of this strategy is to reduce The Company's ongoing business risk, previously reliant on an exclusively in-house ABM sales strategy.

The Company has recognized that many current check cashing business not only wish to acquire a check cashing machine but also desire to operate as their own processor. The Company has addressed this opportunity by developing the Check Central Solutions back office processing system. This system is designed so that current providers of virtually any size can easily incorporate a MAXcash ABM into their current operations. The back-office transaction processing system can be used locally in each store, or, large check cashing operators can install a network solution connected to a central processing center.

To compliment its check cashing technology and provide a revenue base, the Company is seeking to acquire existing check cashing stores. The Company believes that these stores will not only provide cash flow base but will serve as future locations for the MAXcash ABM. For example, certain stores could acquire multiple MAXcash ABM's to serve as a hub and spoke network providing remote service locations to their existing customers.

In February 2002, the first step in acquiring companies that are complimentary to Greenland and can serve as a foundation for growing revenues and earnings to Greenland was the acquisition of W3M, Inc., the parent of Paradigm Cabling System. Paradigm represents an internal profit center and is a major step towards building a solid infrastructure for Greenland's transaction processing and software business. With Paradigm's expertise in-house, Greenland will have the ability to obtain favorable network pricing, installation and management services for its MAXcash ABM and Check central Solutions customers (Also see "Subsequent Events").

MANUFACTURING,  PRODUCTION,  AND  SOURCES  OF  SUPPLY

The Company outsources the manufacturing and assembly of its MAXcash terminals pursuant to an agreement with California Chassis located in Anaheim, California. The Company will use its current inventory, as well as potential additional purchases, in the production and assembly of such outsourced ABM units.

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

PERSONNEL

Including its officers, the Company employed five full-time employees at December 31, 2001. As of the date of this filing, the Company employs four full-time employees, as well as uses independent consultants and contractors for a variety of tasks, including engineering, manufacturing, software development, shareholder relations, and sales and marketing. None of the Company's employee's are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory.

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

HISTORY OF LOSSES; NO ASSURANCE OF PROFITABILITY: Although the Company has generated some revenues from the sale of its check cashing machines, as well as from custom software application development, the Company is not profitable and cannot be certain it will achieve sufficient revenue to achieve profitability. The Company has incurred net losses throughout its history. As of December 31, 2001, the Company had an accumulated deficit of $26.5 million. The Company is altering its business strategies, which may further delay its ability to generate revenues and profits. The Company expects that it will continue to lose money on its automated check cashing operations for the next two years.

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

The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the Nasdaq and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Greenland common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share and our common stock is not quoted on Nasdaq. As Greenland common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving Greenland common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell Greenland common stock and the ability of shareholders to sell Greenland common stock in the secondary market may be limited. As a result, the market liquidity for Greenland common stock is adversely affected. The Company can provide no assurance that trading in Greenland common stock will not be subject to these or other regulations in the future, which may negatively affect the market for Greenland common stock. Furthermore, this lack of liquidity also may make it more difficult for the Company to raise capital in the future.

ITEM  2.

DESCRIPTION  OF  PROPERTY

The Company currently occupies approximately 3,000 square feet of office space at 2111 Palomar Airport Road, Suite 200, Carlsbad, California. The Company entered into a three-year lease, commencing April 1, 2001 and pays approximately $6,500 per month rental payment.

ITEM  3.

LEGAL  MATTERS

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by the Company, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, the Company has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts, with respect to the above-mentioned dispute. The November 26, 1998
Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. This case was resolved in 2001 without a finding of liability on the Company's part and with confirmation of it's ownership of certain source and operating codes.

The Company, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut-down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. None of the parties have brought suit against the Company and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future. On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael
Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The court granted Mr. Armani 10 days to file a responsive to the Company's Compliant. On April 12, 2002 Greenland and Mr. Armani entered into a settlement agreement whereby Mr. Armani agreed to make certain payments to Greenland and each party dismissed all claims against the other (Also see Subsequent Events")

On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland Corporation as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by the Company. The Complaint seeks damages in the amount of approximately $500,000. Although the Company remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. The Company recorded a lease termination liability of $275 thousand during the year ended December 31, 2001. The Company has retained outside counsel for representation in this matter and settlement discussions are presently being conducted.

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for board seats and stock. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The case is in discovery stage. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and are pending cancellation. These shares have been excluded from the issued and outstanding shares in the financial statements.

On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company believes that the Company and Mr. Beener have valid defense to the allegations of Mr. Farrow.
Fund Recovery, a temporary staffing services filed a complaint against Greenland Corporation alleging breach of contract. Trial is set for June 2002. A summary judgment motion is pending. The Company recorded the liability amount of $14 thousand in the consolidated financial statements.

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

NONE.
-----

PART  II.
---------

ITEM  5.

MARKET  FOR  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock is traded in the over-the-counter market, and quoted on the OTC Electronic Bulletin Board under the symbol "GLCP". The Company's common stock has traded, during the fiscal year ended December 31, 2001 between $.42 and $0.01 per share. The number of shares of record of common stock, $.001 par value, of the Company was 167,382,527 at December 31, 2001 and 230,920,378 at March 31, 2002. The following table sets forth the quarterly high and low last sales prices per share for the common stock as reported by the OTC Electronic Bulletin Board:


                          HIGH   LOW
                          -----  -----
Year ended Dec. 31, 2000
------------------------
     First quarter . . .  $1.94  $0.53
     Second quarter. . .   0.83   0.23
     Third quarter . . .   0.36   0.13
     Fourth quarter. . .   0.19   0.03
Year ended Dec. 31, 2001
     First quarter . . .  $0.42  $0.09
     Second quarter. . .   0.09   0.03
     Third quarter . . .   0.04   0.01
     Fourth quarter. . .   0.04   0.01

On March 30, 2002, the last sales price for the common stock as reported by the OTC Electronic Bulletin Board was $0.004 per share. On March 31, 2002 there were approximately 6,500 shareholders of record of the common stock.
No cash dividends have been paid by the Company on its common stock, and the Company does not currently intend to pay cash dividends on its common stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position and limitations imposed by its lenders, if any.

ITEM  6.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion pertains to the Company's operations and financial condition as of December 31, 2001, and should be read in conjunction with the Company's financial statements and notes thereto, and other financial information included elsewhere in this report.

The Company has developed proprietary software that is capable of providing support for delivery to consumers of a range of on-line financial services including check cashing, ATM, money orders and phone card dispensing services. The Company has developed, manufactured and has delivered limited numbers of freestanding kiosks, under the trademarked brand name MAXcash ABM. The unit is similar in appearance to an ATM machine. The Company acquired its base technology in May 1998, when Check Central was incorporated into Greenland Corporation as a wholly-owned subsidiary.

The Company has invested, and continues to invest capital, time and effort in the development and evolution of its back-office, risk management and transaction support software systems. Management, as a result of the Seren litigation and the default by Intellicorp, determined that its original plan to develop, produce, and successfully market and support its MAXcash ABM system was beyond the scope of its available resources. However, management also believes that it has created a convenient and cost effective system for check cash transaction processing and the reporting of activity and earnings generated from its check cashing ABMs through secure networks. Accordingly, the Company hopes to expand its scope from distribution, and support of its proprietary MAXcash ABM to also providing support for the ABM-like terminals of other manufacturers. Furthermore, the Company believes that it can be successful in providing back-office and on-line transaction support to other hardware vendors and retailers through a network and software system of its own design, the Check Central Solutions.

The Company's strategy for marketing and sales of the MAXCash ABM, during fiscal 2001, was directed at locating distributors of ATM machines and entering into distribution agreements. Although the Company signed a number of such agreements, significant unit sales did not materialize, however, primarily due to the Seren dispute. (Also see "Risks and Uncertainties" and "Legal Matters.") The Company will continue to seek distributors for the MAXcash ABM and feels confident that with the resolution of the Seren litigation, the willingness of distributors to handle the MAXcash ABM will increase.

The Company's strategy has been oriented around two revenue streams. The first was the sale of the MAXcash ABM. The second revenue stream was to be generated from the fees earned in connection with the various banking services provided on each of the machines in operation. However, without sufficient numbers of machines in the field, this revenue stream did not produce material results in fiscal 2001.

Management's goal is to build a solid foundation that will provide operating revenue and opportunity for profitability. This goal will be achieved through a business strategy of continued sales of the MAXcash ABM, licensing of intellectual property, acquisitions of check cashing stores and acquisitions of complimentary companies.

In implementing its goal, management has consummated the following transactions:

-     Entered  into  licensing  agreement  with  CardPlus  International,  Inc
-     Entered  into  licensing  agreement  with  Automated  Cash  Machines
-     Acquired  W3M,  Inc
-     Acquired  a  5%  interest  in  ZZYZX  Peripherals,  Inc.

In addition, management is exploring the purchase of check cashing stores, purchase of certain complimentary companies, expansion of its licensing program and developing an in-house processing center.

Although the Company is optimistic about achieving its goals and although it has consummated certain transactions there is no assurance that management will achieve its goals. (Also see "Risks and Uncertainties" and "Business Strategy.")

RESULTS  OF  OPERATIONS

REVENUE

The  Company reported total revenues of $523 thousand from its two segments for the year ended December 31, 2001 compared to revenues of $660 thousand for the year ended December 31, 2000, which represents a $137 thousand, or 21% decrease. The Company's sales operations for its principal product, the Maxcash ABM, was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute.

The Company earned revenues from the sale of Check Cashing ATM's of $128 thousand and $315 thousand for the years ended December 31, 2001, and 2000, respectively. The company sold 7 ABMs in 2001, and 10 ABMs in 2000.

COST  OF  SALES

The Company incurred total costs of revenues of $876 thousand (167% of revenues) and $3.0 million (461% of revenues) from its two segments for the years ended December 31, 2001, and 2000, respectively. The costs incurred in the sale segment were $317 thousand and $776 thousand for the years ended December 31, 2001 and 2000. This $459 thousand, or 59% decrease is primarily attributable to a decrease in direct material and overhead costs as a result of decreased machine production. Manufacturing costs include fixed overhead expenses for items such as supervision, testing, and facilities, as well as the direct cost of the machines sold. The gross margin on machine sales for the years ended December 31, 2001, and 2000, was $(189) thousand and $(461) thousand. Management had anticipated greater improvements in the gross margin on machine sales as a result of sales volume increasing to a level sufficient to absorb overhead costs. Such increases did not materialize.

Costs associated with transaction processing, included in cost of sales, were $559 thousand and $2.3 million for the years ended December 31 2001 and 2000, respectively, resulting in gross margins on transaction revenue of $(164) thousand and $(1.9) million, respectively. Processing costs included fixed overhead expenses such as the amortization of software development costs, depreciation, labor, and communications. The decrease was due primarily to the temporary shut down of the processing of the machines.

OPERATING  EXPENSES

Operating expenses for the years ended December 31, 2001, and 2000 were $3.7 million and $4.8 million, respectively. The 23% decrease was due primarily to the temporary shut down of the manufacturing of the machines.

Research and Development Costs for the years ended December 31, 2001, and 2000, respectively of $0 and $553 thousand, respectively, this decreased reflects the Company's temporary discontinuation of it support for the Maxcash ABM product.


In March 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200 thousand collateralized by 333 thousand shares of Greenland Corporation common stock, release certain restrictions on Company common stock held by SmartCash, issue warrants to purchase 500 thousand shares of Company common stock, and continue to pay commissions on sales of machines sold by certain sales representatives until the earlier of March 2002, or said commissions equal $320 thousand. During December 2000, the Company fully reserved against the $200 thousand note receivable given the probability of collection from SmartCash, and the decrease in the value of the Company's collateral. During the fiscal year ended December 31, 2001, this note was written off.

NON-OPERATING  EXPENSES

Non-operating expense of $976 thousand for the year ended December 31, 2001 increased 571 thousand from 2000. Expenses incurred in 2001 included $397 thousand loss on the sale of investments, a $275 thousand expense accrued for future lease payments potentially due under the Company's terminated office space operating lease, and a $150 impairment on investment.

NET  LOSS

The net loss for the year ended December 31, 2001 was $5 million compared to $7.5 million for fiscal year 2000, a decrease of $2.5 million, or 33%. Losses were reduced due primarily to reduced cost of good sold associated with temporary discontinuation of its Maxcash ABM sales and support efforts.

LIQUIDITY  AND  CAPITAL  RESOURCES

Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financing. To date, the Company has not been able to support its operations from revenues through sales of products or services.

At December 31, 2001, the Company's had a working capital deficit of $1.8 million compared with a working capital deficit of $1.1 million at December 31, 2000. This increase of $632 thousand, or 56% resulted from both a decrease in cash of $68 thousand, as well as an increase in accrued expense $600 thousand. Stockholders' equity decreased for the year ended December 31, 2001 from the previous fiscal year by $1 million, due primarily to the $5.2 million comprehensive loss, which was offset by increased paid-in-capital of $4.7 million.

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

SUBSEQUENT  EVENTS

Subsequent to December 31, 2001, the Company issued 63,537,851 shares of common stock for services and for shareholders who exercised their warrants.

On January 31, 2002, the Company entered into a stock purchase agreement ("Agreement") to purchase all of the issued and outstanding shares of W3M, Inc., a California corporation doing business as Paradigm Cabling Systems (the "PCS"); and ASHFORD CAPITAL LLC, a California Limited Liability Company, REGENTS CAPITAL WEST, MICHAEL CUMMINGS, MONDO MARSHALL, GREG WILBER, SANDRA STEWART and JOHN M. PITKIN ("Sellers"), the shareholders of the Company. The Company acquired PCS for $2,916,667, payable pursuant to the terms of a Stock Purchase Agreement dated January 31, 2002, a Secured Promissory Note dated February 1, 2002, and a Pledge Agreement, dated February 1, 2002. The promissory note bears an interest rate of 7% per annum, is payable in installments of $1,000,000 by June 30, 2003 and $1,916,667 by June 30, 2004. The promissory note is secured by pledge of PCS's stock. The Company contemplated commencing a private placement equity offering on or about June 30, 2002. The acquisition will be accounted for under SFAS No.141 and the acquisition costs of approximately $1.9 million will be allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values.

Subsequent to December 31, 2001, Thomas A. Hyde Jr., resigned as Chief Executive Officer and Chairman of the Board of Greenland Corporation. Subsequent to December 31, 2001, Gene Cross became Chairman of the Board and Thomas Beener was appointed Chief Executive Officer of Greenland Corporation. Subsequent to December 31, 2001, the Company entered into a settlement agreement with Michael Armani whereby Mr. Armani agreed to make certain cash payments to the Company and the parties entered into mutual release of all claims.

ITEM  7.

FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                                                     PAGE
                                                                     ----
Report of independent accountants . . . . . . . . . . . . . . . . .    18
Consolidated balance sheets as of December 31, 2001         . . . .    20
Consolidated statements of operations for the years ended
     December 31, 2001 and 2000 . . . . . . . . . . . . . . . . . .    21
Consolidated statements of stockholders' equity for the years ended
     December 31, 2001 and 2000 . . . . . . . . . . . . . . . . . .    22
Consolidated statements of cash flows for the years ended
     December 31, 2001 and 2000 . . . . . . . . . . . . . . . . . .    23
Notes to consolidated financial statements. . . . . . . . . . . . .    24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Greenland Corporation and Subsidiary
Oceanside,  California

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the December 31, 2000 consolidated financial statements referred to above present fairly, in all material respects, Greenland Corporation and Subsidiary's results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a working capital deficiency of $1,139,000 and a retained deficit of $21,288,000 at December 31, 2000, and limited cash resources with which to carry out management's plans. As discussed in Note 5, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Levitz,  Zacks  &  Ciceric
San  Diego,  California
April  6,  2001

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001




(in thousands, except share amounts)
ASSETS
---------------------------------------------------------------

                                                                 DECEMBER 31, 2001
CURRENT ASSETS:
     Cash & cash equivalents. . . . . . . . . . . . . . . . . .  $                7
     Accounts receivable, net . . . . . . . . . . . . . . . . .                 264
     Accounts receivable-officers . . . . . . . . . . . . . . .                   5
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . .                  32
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . .                 146
                                                                 -------------------
          Total current assets. . . . . . . . . . . . . . . . .                 454

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . .                 538

OTHER ASSETS
     Investment . . . . . . . . . . . . . . . . . . . . . . . .                 450
     Intangibles, net . . . . . . . . . . . . . . . . . . . . .               2,551
     Other assets . . . . . . . . . . . . . . . . . . . . . . .                  33
                                                                 -------------------
                                                                 $            4,026
                                                                 ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable . . . . . . . . . . . . . . . . . . . . .  $              677
     Accrued expense. . . . . . . . . . . . . . . . . . . . . .                 879
     Note payable . . . . . . . . . . . . . . . . . . . . . . .                 438
     Note payable-related party . . . . . . . . . . . . . . . .                  89
     Current  maturities of obligations under capital lease . .                 142
                                                                 -------------------
          Total current liabilities . . . . . . . . . . . . . .               2,225

Long term debt
Obligations under capital lease less current maturities . . . .                 161

COMMITMENTS

STOCKHOLDERS' EQUITY
     Convertible Preferred Class A stock, $.001 par value;
        authorized shares 10,000, 60 shares issued and
        outstanding . . . . . . . . . . . . . . . . . . . . . .                   -
     Common stock, $.001 par value; authorized shares
        500,000,000, 167,382,527 shares issued and outstanding.                 169
     Additional paid in capital . . . . . . . . . . . . . . . .              29,136
     Subscribed shares and receivables. . . . . . . . . . . . .              (1,143)
     Accumulated deficit. . . . . . . . . . . . . . . . . . . .             (26,522)
                                                                 -------------------
          Total stockholders' equity. . . . . . . . . . . . . .               1,640
                                                                 -------------------
                                                                 $            4,026
                                                                 ===================

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




(in thousands). . . . . . . . . . . . . . . . . .           2001             2000
                                                   --------------  ---------------

Net Sales . . . . . . . . . . . . . . . . . . . .  $         523   $          660

Cost of Sales . . . . . . . . . . . . . . . . . .            876            3,044
                                                   --------------  ---------------

Gross loss. . . . . . . . . . . . . . . . . . . .           (353)          (2,384)

Operating Expenses:
     General & administrative expenses. . . . . .          3,676            3,671
     Research & development costs . . . . . . . .              -              553
     Repurchase of distributor agreement. . . . .              -              566
                                                   --------------  ---------------

Total operating expenses. . . . . . . . . . . . .          3,676            4,790
                                                   --------------  ---------------

Loss from operations. . . . . . . . . . . . . . .         (4,029)          (7,174)

Non-operating income (expense):
     Reserve for note receivable. . . . . . . . .              -             (200)
     Loss on sale of investments. . . . . . . . .           (397)            (150)
     Impairment of investment . . . . . . . . . .           (150)
     Loss on sale and disposal of asset . . . . .            (66)               -
     Interest expense . . . . . . . . . . . . . .           (134)             (76)
     Loss on termination of lease . . . . . . . .           (275)               -
     Gain on sale of asset. . . . . . . . . . . .             46                -
     Interest income. . . . . . . . . . . . . . .              -               21
                                                   --------------  ---------------
Total non-operating income (expense). . . . . . .           (976)            (405)

Loss before income tax and extraordinary item . .         (5,005)          (7,579)

Provision for income tax. . . . . . . . . . . . .              2                2
                                                   --------------  ---------------

Net Loss before extraordinary item. . . . . . . .         (5,007)          (7,581)

Extraordinary item - loss on settlement of debts.            (77)               -
                                                   --------------  ---------------

Net Loss. . . . . . . . . . . . . . . . . . . . .         (5,084)          (7,581)

Beneficial conversion feature of preferred stock.           (150)               -
                                                   --------------  ---------------

Net loss applicable to common shareholders. . . .         (5,234)          (7,581)

Other comprehensive loss, net of tax
     Unrealized loss on investment. . . . . . . .              -             (315)
                                                   --------------  ---------------

Comprehensive loss. . . . . . . . . . . . . . . .  $      (5,234)  $       (7,896)
                                                   ==============  ===============

Basic and diluted weighted average number of
    common stock outstanding. . . . . . . . . . .        122,213           56,108
                                                   ==============  ===============

Basic and diluted net loss per share. . . . . . .  $       (0.04)  $        (0.14)
                                                   ==============  ===============

                              GREENLAND CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




(thousands). . . . . . . . . . . . . . . . . . . . .  SUBSCRIBED        ACCUMULATED
                                                      PREFERRED  STOCK  COMMON STOCK   SHARES     SHARES
                                                      ADDITIONAL        SUBSCRIBED     UNISSUED   COMPREHENSIVE
                                                      SHARES            AMOUNT         SHARES     AMOUNT

BALANCE AT DECEMBER 31, 1999 . . . . . . . . . . . .                 -  $           -    36,470   $           35
                                                                     -
Shares issued to retire debt and to purchase assets.                 -              -     2,245                2
Sale of common stock . . . . . . . . . . . . . . . .                 -              -    11,508               12
Shares issued for services . . . . . . . . . . . . .                 -              -    14,746               15
Subscribed shares issued . . . . . . . . . . . . . .                 -              -       930                1
Warrants to purchase shares. . . . . . . . . . . . .                 -              -         -                -
Exercised warrants & options . . . . . . . . . . . .                 -              -     5,236                5
Options issued for services. . . . . . . . . . . . .                 -              -         -                -
Unrealized loss on investments . . . . . . . . . . .                 -              -         -                -
Net loss for the year. . . . . . . . . . . . . . . .                 -              -         -                -

BALANCE AT DECEMBER 31, 2000 . . . . . . . . . . . .                 -              -    71,135               70
                                                      ----------------  -------------  ---------  ---------------
                                                                     -              -
Shares issued for investment, 60 shares. . . . . . .                 -              -         -                -
Shares issued to purchase assets . . . . . . . . . .                 -              -     1,000                1
Shares issued for settlement of debts. . . . . . . .                 -              -     1,869                2
Shares issued for services . . . . . . . . . . . . .                 -              -    25,793               25
Shares issued for salaries & reimbursement . . . . .                 -              -     8,876               13
Subscribed shares unissued . . . . . . . . . . . . .                 -              -    45,831               46
Warrants to purchase shares. . . . . . . . . . . . .                 -              -         -                -
Exercised warrants & options . . . . . . . . . . . .                 -              -    10,285               10
Cancellation of shares . . . . . . . . . . . . . . .                 -              -      (406)              (1)
Options issued for compensation & service. . . . . .                 -              -     3,000                3
Sale of marketable securities. . . . . . . . . . . .                 -              -         -                -
Beneficial conversion feature of preferred stock . .                 -              -         -                -
Receipt of investment. . . . . . . . . . . . . . . .                 -              -         -                -
Net loss for the year. . . . . . . . . . . . . . . .                 -              -         -                -

BALANCE AT DECEMBER 31, 2001 . . . . . . . . . . . .                 -  $           -   167,383   $          169
                                                      ----------------  -------------  ---------  ---------------



(thousands)
                                      OTHER              TOTAL
                                      ACCUMULATED        STOCKHOLDERS'
                                      PAID IN CAPITAL    UNISSUED         & RECEIVABLE   INCOME    DEFICIT    EQUITY

BALANCE AT DECEMBER 31, 1999 . . . .  $       16,882               -             175   $     -   $(13,707)  $ 3,385

Shares issued to retire debt and to
purchase assets.                               1,055               -               -         -          -     1,057
Sale of common stock . . . . . . .             2,146               -               -         -          -     2,158
Shares issued for services . . . .             2,614               -               -         -          -     2,629
Subscribed shares issued . . . . .               174               -            (175)        -          -         -
Warrants to purchase shares. . . .               265               -               -         -          -       265
Exercised warrants & options . . .               653               -            (133)        -          -       525
Options issued for services. . . .               610               -               -         -          -       610
Unrealized loss on investments . .                 -               -               -      (315)         -      (315)
Net loss for the year. . . . . . .                 -               -               -         -     (7,581)   (7,581)

BALANCE AT DECEMBER 31, 2000 . . .            24,399               -            (133)     (315)   (21,288)    2,733
                                    -----------------  --------------  --------------  --------  ---------  --------

Shares issued for investment,
   60 shares..                                   600               -   v                     -          -       600
Shares issued to purchase assets .                19               -               -         -          -        20
Shares issued for settlement of
   debts..                                       183               -               -         -          -       185
Shares issued for services . . . .             1,100               -               -         -          -     1,125
Shares issued for salaries
& reimbursement . . .          . .               717               -               -         -          -       730
Subscribed shares unissued . . . .               983            (712)              -         -          -       317
Warrants to purchase shares. . . .                54               -               -         -          -        54
Exercised warrants & options . . .               396               -            (298)        -          -       108
Cancellation of shares . . . . . .              (198)              -               -         -          -      (199)
Options issued for compensation
& service.  .                                    233               -               -         -          -       236
Sale of marketable securities. . .                 -               -               -       315          -       315
Beneficial conversion feature of
preferred stock . .                              150               -               -         -          -       150
Receipt of investment. . . . . . .               500               -               -         -          -       500
Net loss for the year. . . . . . .                 -               -               -         -     (5,234)   (5,234)

BALANCE AT DECEMBER 31, 2001 . . .  $         29,136            (712)  $        (431)  $     -   $(26,522)  $ 1,640
                                    -----------------  --------------  --------------  --------


                              REENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

(in thousands) . . . . . . . . . . . . . . . . . . . .    2001     2000
                                                        -------  -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . .  (5,234)  (7,581)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization. . . . . . . . . . . . .     767      687
Provision for doubtful accounts. . . . . . . . . . . .     126       44
Provision for note receivable. . . . . . . . . . . . .       -      200
Repurchase of distributor agreement. . . . . . . . . .       -      566
Options issued for services. . . . . . . . . . . . . .       -      610
Options issued for compensation & service. . . . . . .     236        -
Realized loss on the sale & disposal of investments. .     397      150
Impairment of investment . . . . . . . . . . . . . . .     150
Net loss on sale & disposal of asset . . . . . . . . .      20        -
Net loss on settlement of debt . . . . . . . . . . . .      77        -
Loss on termination of lease . . . . . . . . . . . . .     275        -
Beneficial conversion feature of preferred stock . . .     150        -
Stock issued for services. . . . . . . . . . . . . . .   1,126    2,629
Stock issued for salaries & reimbursement. . . . . . .     730        -
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . . . . . . .    (372)     (61)
Inventory. . . . . . . . . . . . . . . . . . . . . . .     173      (20)
Prepaid Expense. . . . . . . . . . . . . . . . . . . .     (32)       -
(Increase) decrease in other asset . . . . . . . . . .      14      101
Increase / (decrease) in current liabilities:
                                                           612      (59)
                                                        -------  -------
Total Adjustments. . . . . . . . . . . . . . . . . . .   4,449    4,847
                                                        -------  -------
Net cash used in operating activities. . . . . . . . .    (785)  (2,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment. . . . . . . . . .     (61)    (461)
Receipt of investment. . . . . . . . . . . . . . . . .     500        -
Proceeds from sale of investments. . . . . . . . . . .     164      231
Loans payment from officers & employees. . . . . . . .       -      188
Investment in notes receivable . . . . . . . . . . . .       -     (200)
                                                        -------  -------
Net cash provided by (used in) investing activities. .     603     (242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock. . . . . . . . . . . . . .       -    2,158
Proceeds from the exercise of warrants & options . . .     108      525
Principal payments on capital leases . . . . . . . . .    (116)     (30)
(Payment)/Proceeds from note payable . . . . . . . . .      83      143
Proceeds from note payable-related party . . . . . . .      39        -
Proceeds from sale of stock warrants . . . . . . . . .       -       19
                                                        -------  -------
Net cash provided by financing activities. . . . . . .     114    2,815

NET DECREASE IN CASH & CASH EQUIVALENT . . . . . . . .     (68)    (161)

CASH & CASH EQUIVALENT, BEGINNING BALANCE. . . . . . .      75      236
                                                        -------  -------

CASH & CASH EQUIVALENT, ENDING BALANCE . . . . . . . .       7       75
                                                        =======  =======

SUPPLEMENTAL INFORMATION:
Cash paid for interest . . . . . . . . . . . . . . . .      59       83
                                                        =======  =======
Cash paid for income tax . . . . . . . . . . . . . . .       -        3
                                                        =======  =======


                              GREENLAND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001

NOTE  1.       DESCRIPTION  OF  BUSINESS  AND  SEGMENTS

Greenland Corporation was formed on July 17, 1986 and was in the development stage until September 1994, when it acquired Gam Properties, Inc. Upon the disposition of the subsidiary at December 31, 1997, Greenland Corporation reentered the development stage and was in the development stage until the third quarter of 1999. Greenland Corporation is engaged in the production, distribution, servicing and marketing of advanced automatic check cashing machines similar to bank ATMs through its wholly owned subsidiary Check Central, Inc. (collectively, the Company). The Company markets and sells its products throughout the United States and grants unsecured credit to its customers. During the year ended December 31, 2001, the management of the Company determined that its efforts to develop, produce, and successfully market and support its MAXcash ABM system may be beyond the scope of its currently available resources. On April 2, 2001, the Company announced that it was temporarily suspending its Check Central subsidiary check cashing operations until such time as the integration of the Company's Check Central software with the MAXcash operating system was complete, in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

NOTE  2.       PRINCIPLES  OF  CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Greenland Corporation (parent) and its wholly owned subsidiary Check Central, Inc, collectively referred to as the "Company". All significant intercompany transactions and accounts have been eliminated in consolidation.

NOTE  3.       SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES

CASH  AND  CASH  EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

ACCOUNTS  RECEIVABLE

In determining the allowance to be maintained, the management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts at December 31, 2001 was $134 thousand.

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

INVESTMENT
The Company's investment in equity securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities. A decline in the fair value of any available for sale below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Realized gains and losses, if any, on sales of securities are determined using the specific identification method for determining the cost of securities sold.

CAPITALIZATION  OF  INTERNAL-USE  SOFTWARE  COSTS

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. This is in compliance with the accounting requirements of SOP NO. 98-1. Capitalized software is amortized over a period of 5 years using the straight-line method. Amortization begins when the software is available for its intended use.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company reviews its long-lived assets and intangibles for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates assets for impairment by comparing undiscounted future cash flows to the carrying amount of the asset. If impairment exists, the amount of impairment is measured as the amount by which the carrying amount of the asset exceeds its fair value. Management evaluated its long-term and intangible assets for impairment and no impairment loss was recognized in 2001 or 2000. Due to industry conditions, it is at least reasonably possible that the impairment estimate will change in the near term.

STOCK-BASED  COMPENSATION

The Company accounts for stock-based compensation plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

REVENUE  RECOGNITION

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Revenue is recognized when merchandise is shipped to a customer or services are rendered. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

ADVERTISING

Expenditures for advertising and sales promotion are charged to expense as incurred. Advertising costs for the years ended December 31, 2001 and 2000 were $1 thousand and $395 thousand, respectively.

NCOME  TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

SHARES  ISSUED  TO  ACQUIRE  GOODS  AND  SERVICES  FROM  NON-EMPLOYEES

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

RESEARCH  AND  DEVELOPMENT  COSTS

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

COMPREHENSIVE  INCOME

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. As of December 31, 2001, the Company did not have an accumulated comprehensive amount in the balance sheet.

REPORTING  SEGMENTS

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance of its sales activities in two segment, (1) the sale and distribution of automatic check cashing machines and
(2) customer service and fee income earned through check cashing transaction processing.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

RECLASSIFICATIONS

Certain reclassifications were made to the 2000 financial statements to confirm to the 2001 presentation.

NOTE  4.       RECENT  PRONOUNCEMENTS

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

Management is in the process of evaluating the requirements of SFAS No. 141 and 142 and does expect these pronouncements will materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Management is in the process of evaluating the requirements of SFAS No. 143 and 144 but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

NOTE  5.       GOING  CONCERN  UNCERTAINTY

s shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $1.8 million and an accumulated deficit of $26.5 million as of December 31, 2001, including losses of $5.2 million and $7.6 million for the years ended December 31, 2001 and 2000, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 1999 and 2000, the Company fully subscribed its private placementoffering realizing $3.4 million in net proceeds. In addition, the Company realized $378 thousand from the exercise of Class A Warrants. There are still outstanding Class B Warrants exercisable at $1.00 and Class C Warrants exercisable at $1.50 (collectively, the "Warrants"). By letter dated June 18, 2001 the Company notified the holders of the Warrants issued pursuant to the private placement that they could exercise all or any portion of their warrants at an exercise price of $.033 per warrant (each warrant can be exercised into one share of common stock of Greenland Corporation) (the "Warrant Purchase Offer"). The holders had thirty days to exercise said warrants. For the year ended December 31, 2001 the Company received $108 thousand through the exercise of options and warrants.

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

As discussed in Note 26, the Company is in a dispute regarding the ownership of software technology paid for by Greenland Corporation, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, Greenland Corporation has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts. The Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. with respect to the abovementioned dispute. The Company remains confident that Greenland Corporation will obtain the substantive determination necessary to obtain the return of its property. However, the Company is actively seeking a settlement that would be beneficial to the Company's ability to continue its business operations.

NOTE  6.       CONCENTRATION  OF  CREDIT  RISK

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100 thousand.

NOTE  7.       RECEIVABLES  FROM  EMPLOYEE

The Company has a receivable balance of $5 thousand from a loan to an officer. The amount is due on demand, interest free and unsecured.

NOTE  8.       INVENTORIES

Inventories  at  December  31,  2001  were  as  follows:


                                  (In thousands)

Raw materials . . . . . . . . .  $          293
Work-in-progress. . . . . . . .             -0-
Finished goods. . . . . . . . .             -0-
                                 ---------------
                                            293
Less allowance for obsolescence            (147)
                                 ---------------

                                 $          146

Inventories are stated at lower of cost, first-in first-out basis or market. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels.

NOTE  9.       ACCOUNTS  RECEIVABLE

The Company entered into an agreement with CardPlus International, Inc., the nation's only certified minority electronic payments processor. Pursuant to the agreement CardPlus purchased six interactive check cashing Maxcash Automated Banking Machine kiosks. These terminals are to be processed from CardPlus' Denver Colorado electronic transaction and data processing center. This transaction is the first purchase under the Company's ongoing strategy to aggressively pursue sales of the Maxcash ABM to customers that have their own processing capabilities. On December 31, 2001, the accounts receivable balance per the balance sheet comprised of the receivable from CardPlus International, Inc.

NOTE  10.       PROPERTY  AND  EQUIPMENT

Net  property  and  equipment  at  December  31,  2001  was  as  follows:


(In thousands)

Computers  and equipment .         .  .  .  .  .  .  .  .  .  .  .  .  .  $  145
Furniture  & equipment under capital leases. . . . . . . . . . . . . . . .   537
Demonstration  equipment . . . . . . . . . . . . . . . . . . . . . . . . . . 127
Furniture  and fixtures. . . . . . . . . . . . . . . . . . . . . . . . . . .  66
Leasehold  improvements. . . . . . . . . . . . . . . . . . . . . . . . .  .  -0-
                                                                          ------
                                                                             875

Accumulated  depreciation  & amortization
(Including accumulated amortization of $137,420  on  leased  assets)       (337)
                                                                          ------
                                                                          $  538

Depreciation expense, including amortization of capital lease assets for the years ended December 31, 2001 and 2000 were $259 thousand and $214 thousand, respectively.

NOTE  11.       INVESTMENT

On September 28, 2001 the Company purchased 100,000 shares of common stock, representing five percent of the issued and outstanding shares of common stock, of ZZYZX Peripherals, Inc (the "ZZYZX Shares"). The Company acquired the ZZYZX Shares for 60 shares of Class A Convertible Preferred shares of the Company (the "Company Shares"). The investment is carried at a cost of $600,000 determined by fair value of the Class A Convertible Preferred Stock issued and exchanged. Investment is adjusted for decline in fair value that is other than temporary. The Company's investments in marketable equity securities are being held for an indefinite period and, in accordance with the Financial Accounting Standards Board's Statement 115 (FASB 115), are classified as available for sale. Mr. Gene Cross is a Director and Shareholder of Greenland and a Director and shareholder of ZZYZX. Of the ZZYZX Shares purchased by Greenland, Mr. Cross owned 20,000 shares. Mr. Frank Kavanaugh, a Director and shareholder of ZZYZX, controls DK
Capital and Bet Trust and is a shareholder of Greenland Corporation. Of the ZZYZX Shares purchased by Greenland, DK Capital and Bet Trust together owned 40,000 shares.

At December 31, 2001, the Company determined the fair value of the investment at $450,000 based upon market value of the investment. The Company has charged to earnings $150,000 in 2001, as other than temporary impairment of the investment.

On April 16, 2001 the Company sold all of its investments in common stock of Telenetics Corporation. The common stock was carried at fair value. During the year ended December 31, 2001, the Company realized $397 thousand of losses and $164 thousand of proceeds from sales of shares in the investment. Cost is determined based on specific identification.
..
NOTE  12.       INTANGIBLE  ASSETS

Intangible  assets  at  December  31,  2001  consisted  of  the  following:


(In thousands)

Capitalized software costs. . . . .   1,013
Licenses. . . . . . . . . . . . . .     675
Excess of purchase price over fair
value of net assets acquired. . . .   2,079
                                      3,767

Less accumulated amortization . . .  (1,216)
                                     -------

                                      2,551

During 1998, as part of the purchase of the net assets of Check Central, Inc., the Company acquired licenses to use certain software in the development of check cashing machines. The Company is amortizing these licenses over 5 years. The excess of the purchase price over the fair value of the identifiable net assets acquired was capitalized and is being amortized over 12 years.

The Company amortizes capitalized software costs over 5 years. At December 31, 2001, net intangible assets of the Company include $588 thousand of software developed by Seren Systems, Inc. (see Note 26).

The Company reviews its intangibles for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates assets for impairment by comparing undiscounted future cash flows to the carrying amount of the assets. If impairment exists, the amount of impairment is measured as the amount by which the carrying amount of the asset exceed it's fair value. Management evaluated its intangible asset for impairment and no impairment loss was recognized in the year ended December 31, 2001 and 2000. Due to industry conditions, it is at least reasonably possible that the impairment estimate will change in the near term.

NOTE  13.       ACCRUED  EXPENSES

Accrued  expenses  at  December  31,  2001  are  as  follows:




(in thousands)

Accrued monthly expenses. . . . . . .  $        388
Accrued payroll liabilities . . . . .           396
Accrued interest. . . . . . . . . . .            60
Accrued warranty expense. . . . . . .             5
Customer deposits . . . . . . . . . .             3
Customer prepaid communication costs.            27
                                       ------------
                                       $        879
                                       ============

NOTE  14.       CAPITAL  LEASES

During 2000, the Company obtained financing for certain furniture and equipment through leases with interest rates ranging from 15.68% through 25.47%. Future minimum lease payments under the capital leases for the years ending December 31 are as follows:


(in thousands)

     2002 . . . . . . . . . . . . . .  $ 185
     2003 . . . . . . . . . . . . . .    146
     2004 . . . . . . . . . . . . . .     27
     2005 . . . . . . . . . . . . . .      4
                                       ------
Total minimum lease payments. . . . .    362
Less amount representing interes. . .    (59)
                                       ------
Present value of net lease payments .    303
Less current portion. . . . . . . . .   (142)
                                       ------
Long  term  portion                       161
=====================================

NOTE  15.       NOTES  PAYABLE  TO  RELATED  PARTIES
Notes  payable  to  related  parties  at  December  31,  2001  were  as follows:


(In thousands)

Note payable to a stockholder and officer of the Company.
Unsecured, and interest at 8%.  Principal due February 2002.. .  $         2
                                                                 -----------

Notes payable to a stockholder and officer of the Company.
Interest at 8%.  Principal due as follows: $12-February 2002,
25-August 2002, $25- September 2002, $25- October 2002.. . . .           87
                                                                 -----------

                                                                 $        89
                                                                 ===========

In July 2001, Thomas A. Hyde, Jr, CEO and Chairman of Greenland Corporation agreed to loan the Company $100 thousand. The terms of the loan provide for repayment within one year at 8% interest and warrant to purchase 1,333,333 shares of Greenland Corporation common stock at $.03 per share. The Company has received $75 thousand on this loan through December 31, 2001.

The Company repaid notes payable during the year ended December 31, 2001 to related parties of $108 thousand through the issuance of stock.

The total interest expense on these notes for the year ended December 31, 2001 was $3,000.

NOTE  16.       NOTES  PAYABLE

Notes  payable  at  December  31,  2001  were  as  follows:

(In  thousands)

Note  payable  to  an  unrelated  party,  with  interest  at  10%.
Due through the payment of commissions earned through March 9, 2001.   $     320
--------

Revolving  Line-of-credit  agreement  with  a  commercial  bank, which allows for advances up to a maximum of $150 thousand. The line expires on July 17, 2003.Interest at the  bank's reference rate plus
2.0% but not less than 8.5%. The line will be secured by  company assets and personally guaranteed by a director and stockholder
of the Company.                                                              118
                                                                       ---------
                                                                    $        438
                                                                       =========

NOTE  17.       STOCKHOLDERS'  EQUITY

CONVERTIBLE  PREFERRED  STOCK

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The company issued 60 Class A preferred stock convertible into $10,000 worth of shares of Greenland Corporation common stock for acquisition of investment (note 19).

The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value of ten thousand Dollars ($10,000), with a par value to be determined at the discretion of the Board of directors. The Company has not issued any Class B convertible preferred stock through December 31, 2001.

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

COMMON  STOCK  ISSUED  IN  EXCHANGE  FOR  SERVICES

The Company issued 25.8 million and 14.7 million shares of its common stock for services during the years ended December 31, 2001 and 2000, respectively. The Company has recognized expenses for such services in the amount of $1.1 million and $2.6 million in 2001 and 2000, respectively.

ADDITIONAL  COMMON  STOCK  ISSUED

The Company issued 1.9 million and 1.9 million shares of common stock during the years ended December 31, 2001 and 2000 in settlement of debts totaling $185 thousand and $438 thousand, respectively.

The Company issued 1 million shares and 338 thousands shares in the years ended December 31, 2001 and 2000 to acquire assets totaling $20 thousand and $619 thousand, respectively.

In 2000, in conjunction with the repurchase of the exclusive distributor agreement, the Company issued warrants to purchase 500 thousand shares of restricted Company stock (see Note 24).

In 2001, the Company issued 8.9 million shares of common stock for salaries and employee reimbursement totaling $730 thousand.

In 2001, the Company cancelled 406 thousand shares of common stock issued for bonus in year 2000, amounting $198 thousand.

SUBSCRIBED  SHARES  UNISSUED

During 2001, the Company had $712 thousand for unissued shares of exercised warrant. These amounts from the unissued shares are carried in the accompanying consolidated statement of stockholders equity.

ADDITIONAL  WARRANTS  ISSUED

The Company issued warrants to purchase 5.5 million and 1.9 million shares in the years ended December 31, 2001 and 2000 in conjunction with notes and for compensation and other services.

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

In 2001 and 2000, the Company issued non-qualified options to employees and directors to purchase 5.5 and 7.4 million shares with a weighted average strike price of $.13 and $.12, and recorded $182 thousand and $610 thousand of expenses, respectively.

 Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2001 and 2000: risk free interest rate of 6% and 5.25%; dividend yield of 0%and 0%; expected lives of the options of 5 to 10 years; and volatility of 100% and 209%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effects on compensation expense and net income had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended December 31, 2001 and 2000 are as follows:


(in thousands, except per share data)            2001             2000
                                       ---------------  ---------------

Net loss, as reported . . . . . . . .  $       (5,234)  $       (7,481)
Adjustments to compensation expense
under SFAS 123. . . . . . . . . . . .            (178)            (933)
                                       ---------------  ---------------
Net loss, pro forma . . . . . . . . .  $       (5,412)  $       (8,514)
                                       ===============  ===============
Loss per share, pro forma . . . . . .  $         (.04)  $         (.15)
                                       ===============  ===============

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2001 and 2000:




                                          WEIGHTED AVERAGE
                                          NUMBER             EXERCISE
                                          OF SHARES          PRICE
                                             (in thousands)
                                          -----------------
Outstanding at January 1, 2000 . . . . .             6,255   $           .16
Granted. . . . . . . . . . . . . . . . .            32,616               .06
Exercised. . . . . . . . . . . . . . . .            (1,743)              .19
Expired. . . . . . . . . . . . . . . . .              (280)              .17
                                          -----------------  ---------------
Outstanding at December 31, 2000 . . . .            36,848   $           .07
                                          -----------------  ---------------
Granted in 2001. . . . . . . . . . . . .            56,945               .02
Exercised. . . . . . . . . . . . . . . .                 -                 -
Expired. . . . . . . . . . . . . . . . .            31,000               .05
                                          -----------------  ---------------
Outstanding at December 31, 2001 . . . .            62,793   $           .03
                                          =================  ===============
Options exercisable at December 31, 2001            49,318   $           .16
                                          =================  ===============

Certain options have been granted but not issued in 2000 pending shareholder approval of an amendment to the stock option plan. The weighted average grant date fair value of options granted during 2001 for options whose exercise price equals, exceeds and is less-than the market price of the stock on the date of grant is $.01, $0.02 and $.03, respectively.The weighted average grant date fair value of options granted during 2001 was $.01.

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2001:


          NON-EXERCIABLE OPTIONS  EXERCISABLE OPTIONS
          WEIGHTED AVERAGE        WEIGHTED AVERAGE
EXERCISE  REMAINING CONTRACTUAL   REMAINING CONTRACTUAL
PRICE. .  NUMBER                  LIFE                   NUMBER  LIFE
--------  ----------------------  ---------------------  ------  ----

..08. . .                   7,136                    9.7
..01. . .                   2,500                   10.1
..016 . .                  13,350                    9.7  26,123   9.5
..017 . .                   1,029                    9.5
..022 . .                   4,000                    9.7
..025 . .                     277                    2.0
..03. . .                     667                    9.3
..04. . .                     134                    2.0
..05. . .                     125                    9.0     975   7.9
..06. . .                     807                    2.0
..14. . .                     728                    2.0
..15. . .                   4,510                    2.5
..18. . .                     266                    7.7
..24. . .                      25                    2.0
..29. . .                      41                    2.0

 WARRANTS

The following summary presents warrants sold, exercised, expired and outstanding at December 31, 2001:


                                          WEIGHTED AVERAGE
                                          NUMBER OF          EXERCISE
                                          WARRANTS           PRICE
                                             (in thousands)
                                          -----------------
Outstanding at January 1, 2000 . . . . .            21,677   $           0.85
Issued . . . . . . . . . . . . . . . . .            32,379               0.96
Exercised. . . . . . . . . . . . . . . .            (2,711)              0.26
Expired. . . . . . . . . . . . . . . . .            (5,742)              0.57
                                          -----------------  ----------------
Outstanding at December 31, 2000 . . . .            45,603               1.00
                                          -----------------  ----------------
Issued in 2001 . . . . . . . . . . . . .             5,507               0.13
Exercised. . . . . . . . . . . . . . . .            (6,068)              0.04
Expired. . . . . . . . . . . . . . . . .           (29,400)              0.86
                                          -----------------  ----------------
Outstanding at December 31, 2001 . . . .            15,642   $           1.32
                                          =================  ================
Options exercisable at December 31, 2001            15,642   $           1.32
                                          =================  ================

he following summary presents the exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's stock warrants at December 31, 2001:




          OUTSTANDING WARRANTS



EXERCISE  WEIGHTED AVERAGE REMAINING CONTRACTUAL
PRICE. .  NUMBER                                  LIFE
--------  --------------------------------------  ---------
..03. . .                                   1,333  1.6 years
..05. . .                                     500  1.1 years
..10. . .                                     828  1.1 years
..15. . .                                   1,487  1.1 years
..20. . .                                     850  1.1 years
..25. . .                                     850  1.1 years
..75. . .                                     440  0.2 years
1.00 . .                                     119  0.2 years
1.50 . .                                   9,235  0.1 years

NOTE  18.       PROVISION  FOR  INCOME  TAXES

The total change in the valuation allowance from continuing and discontinued operations for the years ended December 31, 2001 and 2000 was $1.7 million and $2.6 million, respectively.

Income tax benefit at the federal statutory rate is reconciled to the Company's actual income tax provision as follows:


(in thousands). . . . . . . . . . . . .              2001               2000
                                         -----------------  -----------------

Current:
     Federal. . . . . . . . . . . . . .  $            -0-   $            -0-
     State. . . . . . . . . . . . . . .                 2                  2
                                         -----------------  -----------------
                                                        2                  2
                                         -----------------  -----------------
Deferred:
     Federal. . . . . . . . . . . . . .              (645)              (168)
     State. . . . . . . . . . . . . . .              (163)               (16)
     Tax benefit of net operating loss
        carryforwards . . . . . . . . .             2,530              2,798
                                         -----------------  -----------------
                                                    1,722              2,614
     Change in valuation allowance. . .             1,722              2,614
                                         -----------------  -----------------
                                                        2                  2

Discontinued operations . . . . . . . .               -0-                -0-
                                         -----------------  -----------------
                                         $              2   $              2
                                         =================  =================

Income tax benefit at the federal statutory rate is reconciled to the Company's actual income tax provision (in thousands) as follows:


                                           2001      2002
                                        --------  --------
    % OF . . . . . . . . . . . . . . .     % OF
--------------------------------------
    PRE-TAX. . . . . . . . . . . . . .  PRE-TAX
  AMOUNT . . . . . . . . . . . . . . .  INCOME    AMOUNT    INCOME
--------------------------------------  --------  --------  --------------

Benefit at statutory rate. . . . . . .   (1,678)  (34.00%)  $      (2,524)  (34.00%)

State tax benefit, net
   of federal tax provision. . . . . .     (288)   (5.83%)           (433)   (5.83%)

Change in valuation allowance. . . . .    1,722     34.92%          2,614     35.21%

Permanent variance in stock issued for
   services. . . . . . . . . . . . . .        -         -               -         -

Other. . . . . . . . . . . . . . . . .      246      4.65%            345      4.65%
                                        --------  --------  --------------  --------

Total income tax provision . . . . . .        2         0%  $           2         0%
                                        ========  ========  ==============  ========

The Company's total deferred tax assets and deferred tax liabilities (in thousands) at December 31, 2001 and 2000 are as follows:


                                         2001                              2000
                                   ----------                          --------
Deferred  tax  asset:
Net  operating  loss carryforwards   $  9,015                       $      6,485
Note receivable allowance                  -0-                               814
Capital loss carryforward                 389                                362
Other                                     108                                 69
                                   ----------                          ---------
Total  deferred  tax  asset:            9,512                              7,730
Valuation  allowance                  (9,038)                            (7,316)
                                   ----------                         ----------
Net  deferred  tax  asset                 474                                414
                                   ----------                         ----------

Deferred  tax  liability:
State  income  tax                        463                                340
Other                                      11                                 74
                                   ----------                         ----------
Total  deferred  tax  liability           474                                414
                                   ----------                         ----------
Net  deferred  tax                $       -0-                        $       -0-
                                   ==========                         ==========

Federal and state net operating loss carryforwards of $23,450 thousand and $11,784 thousand will expire through 2021 and 2006, respectively. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Because the Company underwent an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change may be subject to an annual limitation which could reduce or defer the utilization of those net operating loss carryforwards.

NOTE  19.       CONVERTIBLE  PREFERRED  STOCK

Each Class A Preferred stock is convertible into $10,000 worth of shares of Greenland Corporation common stock. The preferred stock are convertible during a two year period at a conversion price that is equal to 80% of the closing bid price of the Company's common stock during a specified trading period and there is a limitation as to the amount that can be converted during any 90 day period. The preferred stockholders will have the same voting right as of common stockholders. Preferred stocks do not bear any dividend.

The Company recorded the beneficial conversion feature as preferred dividend representing the difference between the market price of the Company's stock and 80% thereof multiplied by the number of shares convertible in to common stock. The statement of operations for the year ended December 31, 2001 includes a charge of $150,000 for beneficial conversion feature of preferred stock.

NOTE  20.       EARNINGS  PER  SHARE

Basic and diluted net loss per share for the year ended December 31, 2001 and 2000 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share (in thousands, except for per share data):



                                          2001                              2000
                                    ----------                       -----------
Numerators for basic and diluted
earnings  per  share:

Net  loss                              (5,234)                           (7,581)

Denominator for basic and diluted
  loss per share adjusted weighted-
  average shares and assumed
  conversions                         122,213                             56,108

Basic earnings (loss) per share:

Net  loss                        $     (0.04)                        $    (0.14)
                                    =========                          =========

Diluted  earnings (loss) per share:

Net  loss                       $      (0.04)                       $     (0.14)
                                    =========                          =========

Options and warrants in the amount of 122 million and 85 million were outstanding during 2001, and 2000, respectively, but were not included in the computation of diluted EPS because the effect of their exercise would be anti-dilutive.

In 2000, the company acquired equipment and furniture in the amount of $449 thousand by incurring capital leases.

NOTE  21.       SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services in the amount of $1.1 million and $2.6 million in 2001 and 2000, respectively, by issuing its common stock.

The Company acquired assets in the amount of $20 thousand and $619 thousand by issuing common stock in 2001 and 2000, respectively.

The  Company  sold  certain  assets  for  $100,000  and  recorded  a receivable.

The Company settled debts through issuance of stock $185 thousand and $218 thousand in 2001 and 2000, respectively.

In 2000, the Company repaid notes payable to related parties of $220 thousand by issuance of stock.

In 2001, the Company issued common stock for salaries and reimbursement in the amount of $730 thousand.

In 2001, the Company issued 60 shares of class A convertible preferred stock to acquire 100,000 shares of ZZYZX. The Class A Preferred stocks are convertible into $600 thousand worth of shares of the Company common stock.

The Company issued non-qualified options to employees and directors to purchase 57 million of which 28 million shares were from the replacement options in 2001 and 7.4 million shares and recorded $182 thousand and $610 thousand expense in 2001 and 2000, respectively.

NOTE  22.       SEGMENTS  AND  MAJOR  CUSTOMERS
The Company has two reportable segments consisting of (1) the sale and distribution of automatic check cashing machines and (2) customer service and fee income earned through check cashing transaction processing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

The following is information for the Company's reportable segments for the year ended December 31, 2001 (in thousands):


                                        Sales Segment    Processing Segment    Unallocated    Total
                                        ---------------  --------------------  -------------  --------

Revenue. . . . . . . . . . . . . . . .  $          128   $               395   $        -0-   $   523
Gross margin . . . . . . . . . . . . .            (189)                 (164)           -0-      (353)
Depreciation and amortization. . . . .              13                   412            342       767
Interest expense . . . . . . . . . . .             -0-                   -0-            134       134
Other, net . . . . . . . . . . . . . .             -0-                   -0-         (4,176)   (4,176)
Loss from continuing operations before
   income taxes. . . . . . . . . . . .            (189)                 (164)        (4,652)   (5,005)

Identifiable assets. . . . . . . . . .             337                 2,992            697     4,026
Capital expenditures . . . . . . . . .             -0-                   -0-             61        61

The following is information for the Company's reportable segments for the year ended December 31, 2000 (in thousands):


                                 Sales Segment    Processing Segment    Unallocated    Total
                                 ---------------  --------------------  -------------  --------

Revenue . . . . . . . . . . . .  $          315   $               345   $        -0-   $   660
Gross margin. . . . . . . . . .            (461)               (1,923)           -0-    (2,384)
Depreciation and amortization .              24                   337            326       687
Interest expense. . . . . . . .             -0-                   -0-             76        76
Other, net. . . . . . . . . . .             -0-                   -0-         (4,795)   (4,795)
Loss from continuing operations
   before income taxes. . . . .            (461)               (1,923)        (5,197)   (7,581)

Identifiable assets . . . . . .             -0-                 1,652          2,954     4,606
Capital expenditures. . . . . .             -0-                1,038-            491     1,529

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.

NOTE  23.       OPERATING  LEASE

The Company moved its executive offices to new corporate headquarters in Carlsbad, California. The Company leases its office facilities under an operating lease expiring August 14, 2003 with monthly payments of $6 thousand due at the beginning of the month. Rent will increase semi annually at a fixed rate of approximately 4%.

Future minimum lease payments for twelve months ended December 31 under the lease are as follows:




(In thousands)
2002. . . . . . . . . . . . .  $ 75
2003. . . . . . . . . . . . .    52
                               ----

Total minimum lease payments.  $127

NOTE  24.     REPURCHASE  OF  DISTRIBUTOR  AGREEMENT

In June 2000, the Company repurchased the exclusive distribution rights to the Master Distribution Agreement with SmartCash ATM, Ltd. (SmartCash). In consideration, the Company agreed to loan SmartCash $200 thousand collateralized by 333 thousand shares of Greenland Corporation common stock, release certain restrictions on Company common stock held by SmartCash, issue warrants to purchase 500 thousand shares of Company common stock, and continue to pay commissions on sales of machines sold by certain sales representatives until the earlier of March 2002, or said commissions equal $320 thousand. During December 2000, the Company fully reserved against the $200 thousand note receivable given the probability of collection from SmartCash, and the decrease in the value of the Company's collateral. During the fiscal year ended December 31, 2001, this note was written off.

 In addition, the Company issued SmartCash a note payable for $320 thousand that will be repaid through the payment of the commissions noted above. During March 2000 the Company recorded a $320 thousand expense on this transaction.

NOTE  25.       SOFTWARE  DEVELOPMENT  REVENUES

In anticipation of entering into a long term check cashing services agreement with ACS Retail Solutions, Inc. (ACS), the Company entered into an Interim Work and Assignment Agreement with ACS in June 2000. Under the terms of the Interim Agreement the Company provided development services, and recorded $303 thousand in revenues for those services in 2000. As a result of a dispute between Greenland Corporation and Seren Systems, Inc. regarding ownership of the software technology, the Company was unable to complete its obligation with respect to this Agreement. As a result, the Company recorded an $84 thousand reserve against the unpaid receivable balance in the year ended December 31, 2000. These services were accounted for on a percentage of completion basis. There was no such revenue in the year ended December 31, 2001.

NOTE  26     LEGAL  PROCEEDINGS

On October 12, 2000, the Company filed a Demand for Arbitration with the American Arbitration Association against Seren Systems, Inc. The Complaint sought preliminary relief in a dispute regarding the ownership of software technology paid for by the Company, which Seren Systems, Inc. has refused to deliver and/or make available to the Company. As a result, the Company has been unable to fulfill its obligations with respect to certain purchase orders and/or contracts, with respect to the above-mentioned dispute. The November 26, 1998
Consulting Agreement by and between the Company and Seren Systems, Inc. stipulates that any controversy between the parties shall be settled by binding arbitration. This case was resolved in 2001 without a finding of liability on the Company's part and with confirmation of its ownership of certain source and operating codes.

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

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael
Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The court granted Mr. Armani 10 days to file a responsive to the Company's Compliant. The Company is not yet in receipt of said filing.

On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland Corporation as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by the Company. The Complaint seeks damages in the amount of approximately $500,000. Although the Company remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. The Company recorded a lease termination liability of $275 thousand during the year ended December 31, 2001. The Company has retained outside counsel for representation in this matter and settlement discussions are presently being conducted.

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for board seats and stock. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The case is in discovery stage. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and are pending cancellation. These shares have been excluded from the issued and outstanding shares in the financial statements.

On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener,
Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company believes that the Company and Mr. Beener have valid defense to the allegations of Mr. Farrow. Although there can be no assurances, the Company believes that it will successfully defend this legal action and that the outcome will not have a material adverse impact on the Company.

Fund Recovery, a temporary staffing services filed a complaint against Greenland Corporation alleging breach of contract. Trial is set for June 2002. A summary judgment motion is pending. The Company recorded the liability amount of $14 thousand in the consolidated financial statements.

The case of Marcinko against Greenland Corporation was settled in 2001. A software engineer brought an action against the Company claiming non-payment for services. The Company had no liability from this settlement.

The case of Magnum Financial against Greenland Corporation for non-payment for services was settled with a judgment against the Company of $12 thousand. The Company recorded the liability in the consolidated financial statements.

The case of San Diego Wholesale Credit against Greenland Corporation was settled for a total of $5 thousand. The Company recorded the liability in the consolidated financial statements.

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

NOTE  27.       SUBSEQUENT  EVENTS

Subsequent to December 31, 2001, the Company issued 63,537,851 shares of common stock for services and for shareholders who exercised their warrants.

On January 31, 2002, the Company entered into a stock purchase agreement ("Agreement") to purchase all of the issued and outstanding shares of W3M, Inc., a California corporation doing business as Paradigm Cabling Systems (the "PCS"); and ASHFORD CAPITAL LLC, a California Limited Liability Company, REGENTS CAPITAL WEST, MICHAEL CUMMINGS, MONDO MARSHALL, GREG WILBER, SANDRA STEWART and JOHN M. PITKIN ("Sellers"), the shareholders of the Company. The Company acquired PCS for $2,916,667, payable pursuant to the terms of a Stock Purchase Agreement dated January 31, 2002, a Secured Promissory Note dated February 1, 2002, and a Pledge Agreement, dated February 1, 2002. The promissory note bears an interest rate of 7% per annum, is payable in installments of $1,000,000 by June 30, 2003 and $1,916,667 by June 30, 2004. The promissory note is secured by pledge of PCS's stock. The Company contemplated commencing a private placement equity offering on or about

June 30, 2002. The acquisition will be accounted for under SFAS No.141 and the acquisition costs of approximately $1.9 million will be allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values.

Subsequent to December 31, 2001, Thomas A. Hyde Jr., resigned as Chief Operating Officer and Chairman of the Board of Greenland Corporation.

Subsequent to December 31, 2001, Gene Cross became Chairman of the Board and Thomas Beener was appointed Chief Executive Officer of Greenland Corporation.

Subsequent to December 31, 2001, the Company entered into a settlement agreement with Michael Armani whereby the Mr. Armani agreed to make certain cash payments to the Company and the parties entered into mutual release of all claims.

ITEM  8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART  III.
----------

Pursuant to General Instruction G(3) to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from the Company's definitive Proxy Statement with respect to its Fiscal Year 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2002.

PART  IV.

ITEM  13.

EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON  FORM  8-K

(A)  List  of  documents  filed  as  part  of  this  report.

     (1)  Financial  Statements  -  Reference  is made to the index to Financial
        Statements under Item 7 in Part II hereof, where these documents are listed.

     (2)  Financial  Statement  Schedules  -  None

     (3)  Exhibits:

     3(a)   Amended  Certificate  of  Incorporation*

     3(b)   Amended  Bylaws*

     3(c)   Common  Stock  Specimen*

     10(a)  Greenland  Corporation  1999  Stock  Option  Plan  *

10(b) Confidential Settlement Agreement and Release of Claims by and between SmartCash ATM and Greenland Corporation dated March 9, 2000, incorporated by reference to Exhibit 10(e) of Form 10-KSB filed April 14, 2000. *

10(c) Interim Work and Assignment Agreement between the Company and ACS Retail Solutions, Inc., dated June 24, 2000, incorporated by reference to Form 10-QSB filed August 14, 2000. *

     (21)   List  of  Subsidiaries  of  the  Company

(B)  Reports  on  Form  8-K

On March 26, 2002, the Company filed Form 8-K to report the change of its certifying accountant to Kabani & Company, Inc. and to report stock purchase agreement with Paradigm Cabling Systems

*Incorporated  by  Reference  from  previous  filings.

The Company will furnish a copy of any exhibit to a requesting stockholder upon payment of the Company's reasonable expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:     April  16,  2002          GREENLAND  CORPORATION

                         By:     /s/  Thomas  Beener
                                 -------------------
                                      Thomas  Beener
                               Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, Thomas Beener as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated.




SIGNATURE
----------------------------------------------------------------
  TITLE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  DATE
----------------------------------------------------------------  ------------------------------
  Chief Executive Officer and
/s/ Thomas Beener. . . . . . . . . . . . . . . . . . . . . . . .  Director                        April 16, 2002
----------------------------------------------------------------
Thomas Beener. . . . . . . . . . . . . . . . . . . . . . . . . .  (Principal Executive Officer )
  Chairman of the Board of Directors Chief Financial Officer and
/s/ Gene Cross . . . . . . . . . . . . . . . . . . . . . . . . .  Director                        April 16, 2002
----------------------------------------------------------------
Gene Cross . . . . . . . . . . . . . . . . . . . . . . . . . . .  (Principal Accounting Officer)
/s/ George Godwin. . . . . . . . . . . . . . . . . . . . . . . .  April 16, 2002
----------------------------------------------------------------
George Godwin. . . . . . . . . . . . . . . . . . . . . . . . . .  Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.