Form 10KSB/A
period 2001-12-31
GREENLAND CORP
filed 2002-04-18
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         COMMISSION FILE NUMBER: 017833

                              GREENLAND CORPORATION
             (Exact Name of Registrant as specified in its charter)

NEVADA . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               87-0439051
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

Traditional  Small  Business  Disclosure  Format  (check  one):  YES   NO

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Greenland Corporation is filed to provide the opinion of the Company's auditors, Kabani & Company, Inc., which was inadvertently omitted from the original filing.

                           INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  and  Board  of  Directors
Greenland  Corporation

We have audited the accompanying consolidated balance sheet of Greenland Corporation, a Nevada Corporation and subsidiary (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenland
Corporation and subsidiary as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $26,522,000 including net losses of $5,234,000 and $7,581,000 for the years ended December 31, 2001 and 2000, respectively. The Company has a working capital deficiency of $1,771,000 on December 31, 2001. These factors as discussed in Note 5 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
March  20,  2002