Form 10QSB
period 2002-03-31
GREENLAND CORP
filed 2002-05-20
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


    QUARTLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
               270,420,378 SHARES OUTSTANDING AS OF APRIL 30, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Traditional  Small  Business  Disclosure  Format  (check  one):  YES   NO

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002
                                TABLE OF CONTENTS


Part  I.          Financial  Information

Item  1.     Financial  Statements  (unaudited)

     Consolidated  balance  sheets  as  of  March  31,  2002

Consolidated statements of operations for the three months ended March 31, 2002 and 2001

Consolidated statements of cash flows for the three months ended March 31, 2002 and 2001

     Notes  to  consolidated  financial  statements



Item 2. Management's discussion and analysis of financial condition and results of operations

Part  II.          Other  Information


          Signatures

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2002




(in thousands, except share amounts)
ASSETS
----------------------------------------------------------------------------------------


CURRENT ASSETS:
     Cash & cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                5
     Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 258
     Accounts receivable-officers. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   5
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  10
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 146
                                                                                          -------------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 424

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 496

OTHER ASSETS
     Investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 450
     Intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 902
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  29
                                                                                          -------------------
                                                                                          $            2,301
                                                                                          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              685
     Accrued expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,011
     Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 438
     Note payable-related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 165
     Current maturities of obligations under capital lease . . . . . . . . . . . . . . .                 144
                                                                                          -------------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .               2,443

Long term debt
Obligations under capital lease less current maturities. . . . . . . . . . . . . . . . .                 126

COMMITMENTS

STOCKHOLDERS' EQUITY
     Convertible Preferred Class A stock, $.001 par value;
        authorized shares 10,000, 60 shares issued and
        outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -
     Common stock, $.001 par value; authorized shares
        500,000,000, 241,152,994 shares issued and outstanding . . . . . . . . . . . . .                 234
     Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              29,661
     Subscribed shares and receivables . . . . . . . . . . . . . . . . . . . . . . . . .              (1,213)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (28,950)
                                                                                          -------------------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .                (268)
                                                                                          -------------------
                                                                                          $            2,301
                                                                                          ===================

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                FOR THE THREE MONTH ENDED MARCH 31, 2002 AND 2001




(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2002              2001
                                                                                          ---------------------  ----------------

Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  -   $            89

Cost of Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   101               436
                                                                                          ---------------------  ----------------

Gross loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (101)             (347)

Operating Expenses:
     General & administrative expenses . . . . . . . . . . . . . . . . . . . . . . . . .                   714             1,035
     Research & development costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -                67
                                                                                          ---------------------  ----------------

Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (714)            1,102

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (815)           (1,449)

Non-operating income (expense):
     Loss on sale of investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -              (114)
     Impairment of goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (1,565)                -
     Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (37)              (16)
     Loss on termination of lease. . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -              (212)
     Warrant costs - equity investor . . . . . . . . . . . . . . . . . . . . . . . . . .                     -              (138)
     Other income (expense). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -               (16)
                                                                                          ---------------------  ----------------
Total non-operating expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (1,602)             (496)

Loss before income tax and extraordinary item. . . . . . . . . . . . . . . . . . . . . .                (2,417)           (1,945)

Provision for income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -                 2
                                                                                          ---------------------  ----------------

Net Loss before extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .                (2,417)           (1,947)

Extraordinary item - loss on settlement of debts . . . . . . . . . . . . . . . . . . . .                   (11)                -
                                                                                          ---------------------  ----------------

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (2,428)           (1,947)

Other comprehensive income, net of tax . . . . . . . . . . . . . . . . . . . . . . . . .                     -                33
                                                                                          ---------------------  ----------------

Comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (2,428)  $        (1,914)
                                                                                          =====================  ================

Basic and diluted weighted average number of
    common stock outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               212,937            70,604
                                                                                          =====================  ================

Basic and diluted net loss per share . . . . . . . . . . . . . . . . . . . . . . . . . .  $             (0.011)  $         (0.03)
                                                                                          =====================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                           FOR THE YEARS ENDED MARCH 31, 2002 AND 2001




(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2002      2001
                                                                                          --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,428)  $(1,947)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .      126       199
        Allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . .        -       100
        Warrant cost - equity investor . . . . . . . . . . . . . . . . . . . . . . . . .        -       138
       Options issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . .        -        92
       Realized loss on the sale & disposal of investments . . . . . . . . . . . . . . .        -       114
       Impairment of goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,565         -
       Net loss on settlement of debt. . . . . . . . . . . . . . . . . . . . . . . . . .       11         -
       Stock issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . .      433     1,093
       Stock issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . .       45         -
       (Increase) / decrease in current assets:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6       (93)
          Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -        26
          Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22         -
          Other asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4       (87)
       Increase / (decrease) in current liabilities:
          Account payable and accrued expense. . . . . . . . . . . . . . . . . . . . . .      129       105
                                                                                          --------  --------
             Total Adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,341     1,687
                                                                                          --------  --------
   Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . . .      (87)     (260)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investments . . . . . . . . . . . . . . . . . . . . . . . . . .        -        65
                                                                                          --------  --------
   Net cash provided by in investing activities. . . . . . . . . . . . . . . . . . . . .        -        65

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of warrants & options . . . . . . . . . . . . . . . . . . .       42        68
  Principal payments on capital leases . . . . . . . . . . . . . . . . . . . . . . . . .      (33)      (12)
  Proceeds from note payable-related party . . . . . . . . . . . . . . . . . . . . . . .       76        74
                                                                                          --------  --------
  Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . .       85       130

NET DECREASE IN CASH & CASH EQUIVALENT . . . . . . . . . . . . . . . . . . . . . . . . .       (2)      (65)

CASH & CASH EQUIVALENT, BEGINNING BALANCE. . . . . . . . . . . . . . . . . . . . . . . .        7        75
                                                                                          --------  --------

CASH & CASH EQUIVALENT, ENDING BALANCE . . . . . . . . . . . . . . . . . . . . . . . . .  $     5   $    10
                                                                                          ========  ========

SUPPLEMENTAL INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    14   $    12
                                                                                          ========  ========
  Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                                                          ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.       BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2001 was filed on April 18, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.


NOTE  2.       GOING  CONCERN  UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $2.0 million and an accumulated deficit of $28.9 million as of March 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

 During 1999 and 2000, the Company fully subscribed its private placement offering realizing $3.4 million in net proceeds. In addition, the Company realized $378 thousand from the exercise of Class A Warrants. There are still outstanding Class B Warrants exercisable at $1.00 and Class C Warrants exercisable at $1.50 (collectively, the "Warrants"). By letter dated June 18, 2001 the Company notified the holders of the Warrants issued pursuant to the private placement that they could exercise all or any portion of their warrants at an exercise price of $.033 per warrant (each warrant can be exercised into one share of common stock of Greenland Corporation) (the "Warrant Purchase Offer"). The holders had thirty days to exercise said warrants.

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


NOTE  3.       RECENT  PRONOUNCEMENTS

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

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

The adoption of above pronouncements, did materially impact the Company's financial position or results of operations (NOTE 8).

NOTE  4.       INVENTORIES

Inventories  at  March  31,  2002  were  as  follows:




                                  (In thousands)

Raw materials . . . . . . . . .  $          293
Work-in-progress. . . . . . . .             -0-
Finished goods. . . . . . . . .             -0-
                                 ---------------
                                            293
Less allowance for obsolescence            (147)
                                 ---------------

                                 $          146
                                 ===============

Inventories are stated at lower of cost, first-in first-out basis or market. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels.

NOTE  5.       ACCOUNTS  RECEIVABLE

The Company entered into an agreement with CardPlus International, Inc., the nations only certified minority electronic payments processor. Pursuant to the agreement, CardPlus purchased six MAXcash ABM's and licensed the Company's intellectual property to establish an electronic transaction and data processing center. This transaction was the first purchase under the Company's ongoing strategy to aggressively pursue sales of the MAXcash ABM to customers that have their own processing capabilities. In addition, this transaction was the first in the Company's strategy to license its intellectual property. On March 31, 2002, the accounts receivable balance per the balance sheet comprised of the receivable from CardPlus International, Inc.


NOTE  6.       PROPERTY  AND  EQUIPMENT

Net  property  and  equipment  at  March  31,  2002  was  as  follows:




(In thousands)

Computers and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     145
Furniture & equipment under capital leases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        537
Demonstration equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        127
Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66
Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-
                                                                                                           ----------
                                                                                                                 875

Accumulated depreciation & amortization (Including accumulated amortization of $159,696 on leased assets)       (379)
                                                                                                           ----------

                                                                                                           $     496
                                                                                                           ==========

Depreciation expense, including amortization of capital lease assets for the three months ended March 31, 2002 and 2001 was $43 thousand and $74 thousand, respectively.

NOTE  7.       INVESTMENT  &  ACQUISITION

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

The Company determined the fair value of the investment at $450,000 based upon market value of the investment. The Company charged to earnings $150,000 in 2001, as other than temporary impairment of the investment.

On January 31, 2002, the Company entered into a stock purchase agreement ("Agreement") to purchase all of the issued and outstanding shares of W3M, Inc., a California corporation doing business as Paradigm Cabling Systems (the "PCS"); and ASHFORD CAPITAL LLC, a California Limited Liability Company, REGENTS CAPITAL WEST, MICHAEL CUMMINGS, MONDO MARSHALL, GREG WILBER, SANDRA STEWART and JOHN M. PITKIN ("Sellers"), the shareholders of the Company. Under the agreement, the Company acquired PCS for $2,916,667, payable pursuant to the terms of a Stock Purchase Agreement dated January 31, 2002, a Secured

Promissory Note dated February 1, 2002, and a Pledge Agreement, dated February 1, 2002. The promissory note bears an interest rate of 7% per annum, is payable in installments of $1,000,000 by June 30, 2003 and $1,916,667 by June 30, 2004.
The promissory note is secured by pledge of PCS's stock. The Company contemplated commencing a private placement equity offering on or about June 30, 2002. The acquisition costs of approximately $1.9 million will be allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. Subsequent to the consummation of the transaction the parties amended the Agreement to reflect that the originally scheduled Closing Date and consolidation of operations will be modified and rescinded and will not take place until such time as the two years of audited financial statements of Paradigm are completed.

NOTE  8.       INTANGIBLE  ASSETS

Intangible  assets  at  March  31,  2002  consisted  of  the  following:




                                     (In thousands)

Capitalized software costs . . . .  $        1,013
Licenses . . . . . . . . . . . . .             675
Excess of purchase price over fair
value of net assets acquired . . .               -
                                    ---------------
                                             1,688

Less accumulated amortization. . .            (786)
                                    ---------------

                                    $          902
                                    ===============

During 1998, as part of the purchase of the net assets of Check Central, Inc., the Company acquired licenses to use certain software in the development of check cashing machines. The Company is amortizing these licenses over 5 years. The excess of the purchase price over the fair value of the identifiable net assets acquired was capitalized and is being amortized over 12 years.

The Company reviews its intangibles for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates assets for impairment by comparing undiscounted future cash flows to the carrying amount of the assets. If impairment exists, the amount of impairment is measured as the amount by which the carrying amount of the asset exceed it's fair value. Management evaluated its intangible asset for impairment and wrote off the balance of goodwill in the amount of $1.6 million as a loss in this quarter as required by SFAS 142 and is stated in NOTE 2 above.


NOTE  9.       ACCRUED  EXPENSES

Accrued  expenses  at  March  31,  2002  are  as  follows:




                                       (in thousands)

Accrued monthly expenses . . . . . .  $           414
Accrued payroll liabilities. . . . .              490
Accrued interest . . . . . . . . . .               72
Accrued warranty expense . . . . . .                5
Customer deposits. . . . . . . . . .                3
Customer prepaid communication costs               27
                                      ---------------
                                      $         1,011
                                      ===============

NOTE  10.       NOTES  PAYABLE  TO  RELATED  PARTIES

Notes  payable  to  related  parties  at  March  31,  2002  were  as  follows:




(in thousands)

Note payable to a stockholder and officer of the Company.
Unsecured, and interest at 8%.  Principal due February 2002. . . . . . . . . . . . .  $             2

Note payable to a stockholder and employee of the Company.
Unsecured, and interest at 8%.  Principal due March 2003. . . . . . . . . . . . . .               76



Notes payable to a stockholder and officer of the Company.
Interest at 8%.  Principal due at various dates through October 2002.
--------------------------------------------------------------------------

$           165
===============

NOTE  11.       NOTES  PAYABLE

Notes  payable  at  March  31,  2002  were  as  follows:




(in thousands)

Note payable to an unrelated party, with interest at 10%.
Due through the payment of commissions earned through March 9, 2001.



Revolving Line-of-credit agreement with a commercial bank, which allows for advances up to a maximum of $150 thousand.
The line ex
                                                438
====================================================


NOTE  12.       STOCKHOLDERS'  EQUITY


CONVERTIBLE  PREFERRED  STOCK

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The company issued 60 Class A preferred stock convertible into $10,000 worth of shares of Greenland Corporation common stock for acquisition of investment (NOTE 7).

The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value of ten thousand Dollars ($10,000), with a par value to be determined at the discretion of the Board of directors. The Company has not issued any Class B convertible preferred stock through March 31, 2002.

COMMON  STOCK  ISSUED  IN  EXCHANGE  FOR  SERVICES

The Company issued 41.7 million and 6.0 million shares of its common stock for services for the three months ended March 31, 2002 and 2001, respectively. The Company has recognized expenses for such services in the amount of $433 thousand and $1.1 million in 2002 and 2001, respectively.

The Company issued 4.1 million shares of common stock for salaries totaling $45 thousand.


NOTE  13.       SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS


The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services in the amount of $433 thousand and $1.1 million for the three months ended March 31, 2002 and 2001, respectively, by issuing its common stock.

The Company repaid notes payable to related parties of $88 thousand for the three months ended March 31, 2001 by issuance of stock.

The Company paid for salary in the amount of $45 thousands for the three months ended March 31, 2002 by issuing common stock.

The  Company issued non-qualified options to employees and directors to purchase
5.9 million shares and recorded $92 thousand expense for the three months ended March 31, 2001.


NOTE  14.       SEGMENTS  AND  MAJOR  CUSTOMERS

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

The following is information for the Company's reportable segments for the three month ended March 31, 2002 (in thousands):




                                        Sales Segment   Processing Segment    Unallocated    Total
                                        --------------  --------------------  -------------  --------

Revenue. . . . . . . . . . . . . . . .  $          -0-  $               -0-   $        -0-   $   -0-
Gross margin . . . . . . . . . . . . .             -0-                 (101)           -0-      (101)
Depreciation and amortization. . . . .             -0-                  101            714       815
Interest expense . . . . . . . . . . .             -0-                  -0-             37        37
Other, net . . . . . . . . . . . . . .             -0-                  -0-         (2,279)   (2,279)
Loss from continuing operations before
   income taxes. . . . . . . . . . . .             -0-                 (101)        (2,316)   (2,417)

Identifiable assets. . . . . . . . . .             146                  902          1,253     2,301
Capital expenditures . . . . . . . . .             -0-                  -0-            -0-       -0-


NOTE  14.       SEGMENTS  AND  MAJOR  CUSTOMERS  (Continued)

The following is information for the Company's reportable segments for the three month ended March 31, 2001(in thousands):




                                 Sales Segment    Processing Segment    Unallocated    Total
                                 ---------------  --------------------  -------------  --------

Revenue . . . . . . . . . . . .  $           72   $                17   $        -0-   $    89
Gross margin. . . . . . . . . .             (90)                 (257)           -0-      (347)
Depreciation and amortization .               4                   100             95       199
Interest expense. . . . . . . .             -0-                   -0-             16        16
Other, net. . . . . . . . . . .             -0-                   -0-         (1,584)   (1,584)
Loss from continuing operations
   before income taxes. . . . .             (90)                 (257)        (1,598)   (1,945)

Identifiable assets . . . . . .             -0-                 1,267          2,983     4,250
Capital expenditures. . . . . .             -0-                   -0-            -0-       -0-


The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.


NOTE  15.       LEGAL  PROCEEDINGS

The Company, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shutdown any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. Although the Company and Seren resolved the dispute between each other and entered into settlement agreement, none of the parties have brought suit against the Company and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael
Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The court granted Mr. Armani 10 days to file a responsive to the Company's Compliant. Although no responsive pleading was filed, the parties agreed to submit the dispute to mediation (See Subsequent Events).

On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland Corporation as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by the Company. The Complaint seeks damages in the amount of approximately $500,000. Although the Company remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. The Company recorded a lease termination liability of $275 thousand during the year ended December 31, 2001. The Company has retained outside counsel for representation in this matter and settlement discussions are presently being conducted (See Subsequent Events)


NOTE  15.       LEGAL  PROCEEDINGS  (Continued)

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

On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener,
Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company believes that the Company and Mr. Beener have valid defense to the allegations of Mr. Farrow. Although there can be no assurances, the Company believes that it will successfully defend this legal action and that the outcome will not have a material adverse impact on the Company (See note 16).

Fund Recovery, a temporary staffing services filed a complaint against Greenland Corporation alleging breach of contract. Trial is set for June 2002. A summary judgment motion is pending. The Company recorded the liability amount of $14 thousand in the consolidated financial statements.

The case of Magnum Financial against Greenland Corporation for non-payment for services was settled in 2001 with a judgment against the Company of $12 thousand. The Company recorded the liability in the consolidated financial statements.

The case of San Diego Wholesale Credit against Greenland Corporation was settled for a total of $5 thousand in 2001. The Company recorded the liability in the consolidated financial statements.

John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. The Company is presently engaged in the discovery process.

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

 NOTE  16.       SUBSEQUENT  EVENTS

Subsequent to March 31, 2002, the Company issued 39,500,000 shares of common stock for services.

Subsequent to March 31, 2002, the Company and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby the Mr.
Armani agreed to make certain cash payments to the Company and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, the Company obtained a judgment against Mr. Armani for $100,000. The Company is commencing efforts to collect on the judgment.

Subsequent to March 31, 2002, the Company and Mr. Thomas Beener , entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock.

Subsequent to March 31, 2002, the Company entered into a settlement agreement with Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") where by the Company agreed to pay the sum of $220,000 to the Landlord in installments payments of $20,000 in May 2002, $50,000 in October 2002 and the remaining balance in December 2002. In the event Greenland defaults in any or all scheduled payments, the Landlord is entitled to a stipulated judgment of $275,000.

Subsequent to March 31, 2002 Mr. Thomas A. Hyde, Jr., resigned as Chief Executive Officer and Chairman of the Board of the Company. The Company issued certain shares of its common stock as compensation for the balance of Mr. Hyde's employment contract.

ITEM  2  -   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

INTRODUCTION
     The following discussion pertains to the Company's operations and financial condition as of March 31, 2002, and should be read in conjunction with the Company's financial statements and notes thereto, and other financial information included elsewhere in this report.
The Company has developed proprietary software that is capable of providing support for delivery to consumers of a range of on-line financial services including check cashing, ATM, money orders and phone card dispensing services. The Company has developed, manufactured and has delivered limited numbers of freestanding kiosks, under the trademarked brand name MAXcash ABM. The unit is similar in appearance to an ATM machine. The Company acquired its base technology in May 1998, when Check Central was incorporated into Greenland Corporation as a wholly-owned subsidiary.
The Company has invested, and continues to invest capital, time and effort in the development and evolution of its back-office, risk management and transaction support software systems. Management, as a result of the Seren litigation and the default by Intellicorp, determined that its original plan to develop, produce, and successfully market and support its MAXcash ABM system was beyond the scope of its available resources. However, management also believes that it has created a convenient and cost effective system for check cash transaction processing and the reporting of activity and earnings generated from its check cashing ABMs through secure networks. Accordingly, the Company hopes to expand its scope from distribution, and support of its proprietary MAXcash ABM to also providing support for the ABM-like terminals of other manufacturers. Furthermore, the Company believes that it can be successful in providing back-office and on-line transaction support to other hardware vendors and retailers through a network and software system of its own design, the Check Central Solutions.
The Company's strategy for marketing and sales of the MAXcash ABM, during fiscal 2001, was directed at locating distributors of ATM machines and entering into distribution agreements. Although the Company signed a number of such agreements, significant unit sales did not materialize, however, primarily due to the Seren dispute. The Company will continue to seek distributors for the MAXcash ABM and feels confident that with the resolution of the Seren litigation, the willingness of distributors to handle the MAXcash ABM will increase.
The Company's strategy has been oriented around two revenue streams. The first was the sale of the MAXcash ABM. The second revenue stream was to be generated from the fees earned in connection with the various banking services provided on each of the machines in operation. However, without sufficient numbers of machines in the field, this revenue stream did not produce material results in fiscal 2001.
Management's goal is to build a solid foundation that will provide operating revenue and opportunity for profitability. This goal will be achieved through a business strategy of continued sales of the MAXcash ABM, licensing of intellectual property, acquisitions of check cashing stores and acquisitions of complimentary companies.
During the first quarter of 2002, the Company took the first step in acquiring companies that are complimentary to the Greenland's operations, with the acquisition of W3M, Inc., the parent of Paradigm Cabling Systems - ("Paradigm") market niche specialist in data communications and network project management. With revenues of over $5.1 million in fiscal year just completed, Paradigm provides a variety of engineering and "last mile" installation services to corporate and government customers throughout Southern California.
     In addition, Paradigm serves as a foundation for growing revenues and earnings to Greenland and represents an internal profit center that is a major step towards building a solid infrastructure for Greenland's transaction processing and software business. With Paradigm's expertise in-house, Greenland will have the ability to obtain favorable network pricing, installation and management services for its MAXcash ABM and Check central Solutions customers.

     In January 31, 2002, the Company entered into the stock purchase agreement ("Agreement") to purchase all of the issued and outstanding shares of Paradigm for a purchase price of $2,916,667, payable pursuant to the terms of the Agreement dated January 31, 2002, a Secured Promissory Note dated February 1, 2002, and a Pledge Agreement, dated February 1, 2002. The promissory note bears an interest rate of 7% per annum, is payable in installments of $1,000,000 by June 30, 2003 and $1,916,667 by June 30, 2004. The promissory note is secured by pledge of Paradigm's stock. The Company contemplated commencing a private placement equity offering on or about June 30, 2002.
     Subsequent to the consummation of the transaction and in preparation of the consolidation of financial reporting of the Company and Paradigm's operations it was determined that the required two years of audited financial statements would consume more time and expense than originally anticipated. Therefore, although the Agreement is executed and fully binding, on April 30, 2002 the parties amended the Agreement to reflect that the originally scheduled Closing Date and consolidation of operations will be modified and rescinded and will not take place until such time as the two years of audited financial statements of Paradigm are completed. Management expects such consolidation will take place for the Form 10-QSB for the second quarter of 2002.
       Paradigm continues to operate in a positive direction and the Company will periodically report on its progress. Michael Cummings serves as President and Thomas Beener serves as Chairman of the Board.
Management is exploring the purchase of check cashing stores, purchase of certain complimentary companies, expansion of its licensing program and developing an in-house processing center.
Although the Company is optimistic about achieving its goals and although it has consummated certain transactions there is no assurance that management will achieve its goals.

RESULTS  OF  OPERATIONS
REVENUE
     The Company reported total revenues of $0 from its two segments for the three month ended March 31, 2002 compared to revenues of $89 thousand for the three month ended March 31, 2001, which represents a $89 thousand decrease. The Company's sales operations for its principal product, the Maxcash ABM, was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute.
COST  OF  SALES
     The  Company  incurred  total  costs  of revenues of $101 thousand and $436 thousand from its two segments for the three month ended March 31, 2002 and 2001, respectively. The costs incurred in the sale segment were $0 and $162 thousand for the three months ended March 31, 2002 and 2001. This decrease is primarily attributable to a decrease in direct material and overhead costs. Management had anticipated greater improvements in the gross margin on machine
sales.   Such  increases  did  not  materialize.
Costs associated with transaction processing, included in cost of sales, were $101 thousand and $274 thousand for the three month ended March 31, 2002 and 2001, respectively, resulting in gross margins on transaction revenue of $(101) thousand and $(257) thousand, respectively. Processing costs included fixed overhead expenses such as the amortization of software development costs and depreciation. The decrease was due primarily to the temporary shut down of the processing of the machines. In addition, the company's effort to revitalize sales has not produce any to date.
OPERATING  EXPENSES
     General and administrative expenses for the three months ended March 31, 2002 and 2001 were $714 thousand and $1.0 million, respectively. The 31% decrease was due primarily to the temporary shut down of the manufacturing of the machines.

     Research and Development Costs for the three months ended March 31, 2002 and 2001, respectively of $0 and $67 thousand, respectively, this decreased reflects the Company's temporary discontinuation of it support for the Maxcash ABM product.
NON-OPERATING  EXPENSES
     Non-operating expense of $1.6 million for the three months ended March 31, 2002 increased 1.1 million from 2001. Expenses incurred in 2002 included $1.5 million on impairment of goodwill.
NET  LOSS
     The net loss for the three months ended March 31, 2002 was $2.4 million compared to $1.9 million for comparative period in 2001, an increase of $481 thousand, or 25%. Losses increased due primarily to the impairment of goodwill.

LIQUIDITY  AND  CAPITAL  RESOURCES
     Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financing. To date, the Company has not been able to support its operations from revenues through sales of products or services.
     At March 31, 2002, the Company's had a working capital deficit of $2.0 million compared with a working capital deficit of $1.8 million at December 31, 2001. This increase of $248 thousand, or 14% resulted from an increase in note payable to related party of $76 thousand, as well as an increase in accrued expense $132 thousand. Stockholders' equity decreased for the three months ended March 31, 2002 from the previous fiscal year by $1.9 million, due primarily to the $2.4 million comprehensive loss, which was offset by increased paid-in-capital of $525 thousand.
     The Company's officers and directors are aware of no other threatened or pending litigation, not otherwise discussed in Item 3, Legal Matters, which would have a material, adverse effect on the Company. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position results of operations, or cash flows.
The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite recurring losses from operations, the Company's working capital deficiency, and limited cash resources.
     In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth.
     On April 2, 2001, the Company announced that it was temporarily suspending its check cashing operations in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

PART  II  -  OTHER  INFORMATION
ITEM  1  -  LEGAL  MATTERS
     The Company, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shutdown any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. Although the Company and Seren resolved the dispute between each other and entered into settlement agreement, none of the parties have brought suit against the Company and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.
On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael
Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The court granted Mr. Armani 10 days to file a responsive to the Company's Compliant. On April 12, 2002 pursuant to mediation, Greenland and Mr. Armani entered into a settlement agreement whereby Mr. Armani agreed to make certain payments to Greenland and each party dismissed all claims against the other. Mr. Armani breached the terms of the settlement agreement by failing to make the first cash payment and as a result the Company has obtained a judgment of $100,000 against Mr. Armani. (See "Subsequent Events")
On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland Corporation as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by the Company. The Complaint seeks damages in the amount of approximately $500,000. Although the Company remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. The Company recorded a lease termination liability of $275 thousand during the year ended December 31, 2001. The Company entered into a settlement agreement with Landlord where by the Company agreed to pay the sum of $220,000 to the Landlord in installments payments of $20,000 in May 2002, $50,000 in October 2002 and one payment in December 2002 (See "Subsequent Events")
     The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for board seats and stock. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The case is in discovery stage. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and are pending cancellation. These shares have been excluded from the issued and outstanding shares in the financial statements.
     On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company, on behalf of Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow and Mr. Beener agreed to release the other from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock (See "Subsequent Events")

     John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. The Company is presently engaged in the discovery process.

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

ITEM  2  -  CHANGES  IN  SECURITIES
The Company paid for services in the amount of $433 thousand by issuing 41.7 million shares of its common stock.

The Company paid for salary in the amount of $45 thousands by issuing common stock.

The Company repaid notes payable to related parties of $88 thousand for the three months ended March 31, 2001 by issuance of stock.

The  Company issued non-qualified options to employees and directors to purchase
5.9 million shares and recorded $92 thousand expense for the three months ended March 31, 2001.


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






Date:  May 20, 2002 . . . . . . . .  By: /s/ Thomas J. Beener
                                     ------------------------
  Thomas J. Beener
-----------------------------------
  CEO, President



Date: May 20, 2002. . . . . . . . .  By: /s/ Gene Cross
  Gene Cross
-----------------------------------
  Chief Financial Officer, Director
  Chairman of Board Director