Form 10QSB
period 2002-06-30
GREENLAND CORP
filed 2002-08-15
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   /X/ QUARTLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
               380,416,397 SHARES OUTSTANDING AS OF JULY 31, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Traditional  Small  Business  Disclosure  Format  (check  one):  YES   NO

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002
                                TABLE OF CONTENTS

Part  I          Financial  Information

Item  1          Financial  Statements  (unaudited)

                 Consolidated  balance  sheets  as  of  June  30,  2002

                 Consolidated statements of operations for the three and six months ended June 30, 2002 and 2001

                 Consolidated statements of cash flows for the six months ended June 30, 2002 and 2001

                 Notes  to  consolidated  financial  statements

Item 2 Management's discussion and analysis of financial condition And results of operations

Part  II         Other  Information

                 Signatures

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2002

(in  thousands,  except  share  amounts)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
                              Cash & cash equivalents     $                    1
                                               Inventory                     146
                                                             -------------------
                                                    Total current assets     147

                                             PROPERTY AND EQUIPMENT, NET     455

OTHER  ASSETS
                                                        Intangibles, net     818
                                                             Other assets     29
                                                                              --
                                                            $              1,449
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES:
                                      Accounts payable     $                 769
                                                       Accrued expense     1,097
                                                            Note payable     418
                                              Note payable-related party     150
     Current maturities of obligations under capital lease                   141
                                                               -----------------
                                             Total current liabilities     2,575

Long  term  debt
                  Obligations under capital lease less current maturities     94

COMMITMENTS

STOCKHOLDERS'  EQUITY
     Convertible  Preferred  Class  A  stock,  $.001  par  value;
        authorized  shares  10,000,  issued  and
                                                     outstanding  shares 0     -
     Common  stock,  $.001  par  value;  authorized  shares
                  500,000,000, issued and outstanding shares 309,416,397     313
                                           Additional paid in capital     29,162
                                     Subscribed shares and receivables     (726)
                                       Accumulated deficit              (29,969)
                                                               -----------------
                               Total stockholders' equity                (1,220)
                                                              ------------------

                                                            $              1,449
                                                               =================

    The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                              THREE MONTHS ENDED                SIX MONTHS ENDED
In thousands except
per share amounts. .. .. . .
                                JUNE 30,                        JUNE 30,
                                  2002                2001       2002      2001
                                                                        --------
Net sales . . . .  $               -0-   $             100   $    -0-   $    189
                  --------------------  ------------------  ---------  ---------
Cost of goods s . .                102                  83        203        518

Gross profit (loss).              (102)                 17       (203)     (329)

General and admin expenses .       681               1,059      1,395     2,096
Research and development           -0-                  18        -0-        85
  Total operating costs .          681               1,077      1,395     2,181
                  --------------------  ------------------  ---------  ---------

Operating loss                    (783)             (1,060)    (1,598)   (2,510)

Other income (expenses):
  Loss on sale of assets            (3)               (370)        (3)     (484)
  Gain on investment disposal.     150                 -0-        150       -0-
   Impairment on goodwill.         -0-                 -0-     (1,565)      -0-
  Termination of lease cost. .     -0-                 -0-        -0-      (212)
   Warrant costs - equity investor -0-                 -0-        -0-      (138)
  Interest expense .               (35)                (38)       (72)      (54)
  Other income (expense) . . .     -0-                 -0-        -0-       (16)
    Total other income (expense)   112                (408)    (1,490)     (904)
                       ---------------   -----------------   ---------  --------

Loss before income tax and
extraordinary item                (671)             (1,468)    (3,088)   (3,414)

Provision for Income tax.          -0-                 -0-        -0-         2
Net Loss
before extraordinary item.        (671)             (1,468)    (3,088)   (3,416)
                   --------------------  ------------------  ---------  --------

Extraordinary item -
  loss on settlement of debts     (348)                -0-       (359)      -0-

  Net loss.   . .               (1,019)             (1,468)    (3,447)   (3,416)

Other comprehensive income,
  net of tax:
Unrealized loss on investments .   -0-                 -0-        -0-       (67)
Plus: reclassification adjustment
for losses included in net income  -0-                 282        -0-       382
Other comprehensive income .       -0-                 282        -0-       315
                  --------------------  ------------------  ---------   --------

Comprehensive loss. .   $      (1,019)       $      (1,186)  $ (3,447)  $(3,101)

Basic and diluted
  net loss per share.         (0.004)               (0.01)    (0.014)     (0.04)
                  ====================  ==================  =========   ========

Basic and diluted
  weighted average number of
  common stock outstanding.  279,546               97,481    243,553     85,086
                ====================   ==================  =========    ========

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001

(in thousands) . . . . . . . . . . . . . . . . .  .. . . . .      2002      2001
                                                              --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . .. . . . . .  . .  $(3,447)  $(3,416)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortiza . . . . . . . . . . .. . .      249       407
        Allowance for doubtful accounts. . .  . . . . .. . .      258       100
        Warrant cost - equity investor . . . . .  . . .  . .        -       138
       Options issued for services . . . . . . . . . .. .. .        -        92
       Loss (gain) on sale of assets & disposal of investments   (147)      484
       Impairment of goodwill. . . . . . . . . . . . .  .  .    1,565         -
       Net loss on settlement of debt. . . . . . . .  . .  .      359         -
       Stock issued for services . . . . .. . . . . . . .  .      585     1,759
       Stock issued for salaries & reimbursement .. . . .. .      156         -
       (Increase) / decrease in current assets:
          Accounts receivable. . . . . . . . . . .. . . .. .        6      (177)
          Inventory. . . . . . . . . . . . . . . .. . .  . .        -        52
          Prepaid Expense. . . . . . . . . . . .  . . .  . .       40         -
          Other asset. . . . . . . . . . . . . . . .. .  . .        4      (136)
       Increase / (decrease) in current liabilities:
          Account payable and accrued expense. . . .. .  . .      306       393
                                                              --------  --------
             Total Adjustments . . . . . . . . . .. . .  . .    3,381     3,112
                                                              --------  --------
   Net cash used in operating activities . . .  . . . .  . .      (66)     (304)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of software and equipment. . . . .  . . . . .. .        -       (53)
   Proceeds from sale of investments . . . . .  . . . . .. .        -       164
                                                              --------  --------
   Net cash provided by in investing activities. . .. . .. .        -       111

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of warrants & options . .   . .        -        82
  Principal payments on capital leases . . . . . . .  . .. .      (68)      (85)
  Principal payments on line of credit . . . . . . .  . .  .      (20)        -
  Proceeds from note payable-related party . . . . .. . .. .      148       128
                                                              --------  --------
  Net cash provided by financing activities. . . .. . .  . .       60       125

NET DECREASE IN CASH & CASH EQUIVALENT . . . . .. . . .  . .       (6)      (68)

CASH & CASH EQUIVALENT, BEGINNING BALANCE. . . .  . . .. . .        7        75
                                                              --------  --------

CASH & CASH EQUIVALENT, ENDING BALANCE . . . . .  . .  . . .  $     1   $     7
                                                              ========  ========

SUPPLEMENTAL INFORMATION:
  Cash paid for interest . . . . . . . . . .. . . . .  . . .  $    17   $    24
                                                              ========  ========
  Cash paid for income tax . . . . . . . . . .. . .  . . . .  $     -   $     -
                                                              ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.       BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2001 was filed on April 18, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE  2.       GOING  CONCERN  UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $2.4 million and an accumulated deficit of $29.9 million as of June 30, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

The adoption of above pronouncements did materially impact the Company's financial position or results of operations (NOTE 8).

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

NOTE  4.       INVENTORIES

Inventories  at  June  30,  2002  were  as  follows:

                                  (In thousands)

Raw materials . . . . . . . . .  $          293
Work-in-progress. . . . . . . .             -0-
Finished goods. . . . . . . . .             -0-
                                 ---------------
                                            293
Less allowance for obsolescence            (147)
                                 ---------------

                                 $          146
                                 ===============

Inventories are stated at lower of cost, first-in first-out basis or market. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels.

NOTE  5.    ACCOUNTS  RECEIVABLE

The Company entered into an agreement with CardPlus International, Inc., the nations only certified minority electronic payments processor. Pursuant to the agreement, CardPlus purchased six MAXcash ABM's and licensed the Company's intellectual property to establish an electronic transaction and data processing center. This transaction was the first purchase under the Company's ongoing strategy to aggressively pursue sales of the MAXcash ABM to customers that have their own processing capabilities. In addition, this transaction was the first in the Company's strategy to license its intellectual property. The Company has fully reserved against the receivable given the probability of collection.

NOTE  6.    PROPERTY  AND  EQUIPMENT

Net  property  and  equipment  at  June  30,  2002  was  as  follows:

(In thousands)

Computers and equipment . . . . . . . . . . . . . . . . . . . . . ..  $     144
Furniture & equipment under capital leases. . . . . . . . .. . . . .        537
Demonstration equipment . . . . . . . . . . . . . .  . . . . . . . .        127
Furniture and fixtures. . . . . . . . . . . . . . . . .. . . . . . .         62
Leasehold improvements. . . . . . . . . . . . . . . . .. . . . . . .        -0-
                                                                      ----------
                                                                            870

Accumulated depreciation & amortization (Including accumulated
   amortization of $181,973 on leased assets)                              (415)
                                                                      ----------

                                                                      $     455
                                                                      ==========

Depreciation expenses, including amortization of capital lease assets, for the six months ended June 30, 2002 and 2001 were $80 thousand and $67 thousand, respectively.

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

The Company determined the fair value of the investment at $450,000 based upon market value of the investment. The Company charged to earnings $150,000 in 2001, as other than temporary impairment of the investment. On June 10, 2002, this purchase agreement was rescinded and both parties returned the shares received upon purchase. The Company reversed $150,000 charged in 2001 as a gain on disposal of investment in the period ended June 30, 2002.

NOTE  8.       INTANGIBLE  ASSETS

Intangible  assets  at  June  30,  2002  consisted  of  the  following:

                                     (In thousands)

Capitalized software costs . . . .  $        1,013
Licenses . . . . . . . . . . . . .             675
Excess of purchase price over fair
value of net assets acquired . . .               -
                                    ---------------
                                             1,688

Less accumulated amortization. . .            (870)
                                    ---------------

                                    $          818
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

The Company reviews its intangibles for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates assets for impairment by comparing undiscounted future cash flows to the carrying amount of the assets. If impairment exists, the amount of impairment is measured as the amount by which the carrying amount of the asset exceed it's fair value. Management evaluated its intangible asset for impairment and wrote off the balance of goodwill in the amount of $1.6 million as a loss in this period as required by SFAS 142 and is stated in NOTE 2 above.

NOTE  9.       ACCRUED  EXPENSES

Accrued  expenses  at  June  30,  2002  are  as  follows:

                                       (in thousands)

Accrued monthly expenses . . . . . .  $           442
Accrued payroll liabilities. . . . .              542
Accrued interest . . . . . . . . . .               78
Accrued warranty expense . . . . . .                5
Customer deposits. . . . . . . . . .                3
Customer prepaid communication costs               27
                                      ---------------
                                      $         1,097
                                      ===============

NOTE  10.           NOTES  PAYABLE  TO  RELATED  PARTIES

Notes  payable  to  related  parties  at  June  30,  2002  were  as  follows:

                                                               (in thousands)

Note payable to a stockholder and officer of the Company
Unsecured, and interest at 8%.  Principal due February 2002.  $             2

Note payable to a stockholder and employee of the Company
Unsecured, and interest at 8%.  Principal due at various dates
through June 2003.. . . . . . . . . . . . . . . . . . . . . .             116

Notes payable to a stockholder and officer of the Company. Interest
at 8%.  Principal due at various dates through April 2003...               32
                                                              ---------------

                                                              $           150
                                                              ===============

NOTE  11.       NOTES  PAYABLE

Notes  payable  at  June  30,  2002  were  as  follows:

                                                               (in thousands)

Note payable to an unrelated party, with interest at 10%.  Due through
the payment of commissions earned through March 9, 2001. . .  $           320

Revolving Line-of-credit agreement with a commercial bank, which allows for advances up to a maximum of $150 thousand.  The line expires on July 17, 2003. Interest at the bank's reference rate plus
2.0% but not less than 8.5%. The line will be secured by company assets and personally guaranteed by a director and stockholder of the
 Company.. . . . . . . . . . . . . . . . . . . . . . . . . .               98
                                                              ---------------

                                                              $           418
                                                              ===============

NOTE  12.       STOCKHOLDERS'  EQUITY

CONVERTIBLE  PREFERRED  STOCK

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The company's issued 60 Class A preferred stock for acquisition of investment was returned. (NOTE 7).

The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has not issued any Class B convertible preferred stock through June 30, 2002.

COMMON  STOCK  ISSUED  IN  EXCHANGE  FOR  SERVICES

The Company issued 91 million and 19 million shares of its common stock for services for the six months ended June 30, 2002 and 2001, respectively. The Company has recognized expenses for such services in the amount of $649 thousand and $1.8 million in 2002 and 2001, respectively.

The Company issued 44 million shares of common stock for salaries totaling $156 thousand in the period ended June 30, 2002.

During the period ended June 30, 2001, the Company issued shares in exchange for a note receivable in the amount of $250 thousand and acquired assets in the amount of $20 thousand by issuing stock. Also, during the period ended June
30, 2001, the Company repaid notes payable to related parties of $96 thousand through the issuance of stock and the Company issued non-qualified options and warrants to employees and directors to purchase 5.9 million shares with a weighted average strike price of $.12 and recorded a $92 thousand expense. The Company issued 5.4 million warrants to an equity investor and recorded a $138 thousand other expense in the period ended June 30, 2001.

NOTE  13.       SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services in the amount of $649 thousand and $1.8 million for the six months ended June 30, 2002 and 2001, respectively, by issuing its common stock.

The Company repaid notes payable to related parties of $96 thousand for the six months ended June 30, 2001 by issuance of stock.

The Company paid for salary in the amount of $156 thousands for the six months ended June 30, 2002 by issuing common stock.

The  Company issued non-qualified options to employees and directors to purchase
5.9 million shares and recorded $92 thousand expense for the six months ended June 30, 2001.

The Company issued 5.4 million warrants to an equity investor and recorded $138 thousand as other expense for the six month ended June 30, 2001.

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

The following is information for the Company's reportable segments for the six month ended June 30, 2002 (in thousands):

                      Sales Segment   Processing Segment    Unallocated    Total
                   --------------  --------------------  -------------  --------

Revenue. . . .  .  $          -0-  $               -0-   $        -0-   $   -0-
Gross margin. . .             -0-                 (203)           -0-      (203)
Depreciation and amortization.-0-                  203             47       250
Interest expense .            -0-                  -0-             72        72
Other, net .  . .             -0-                  -0-         (2,813)   (2,813)
Loss from continuing operations
  beforeincome taxes.         -0-                 (203)        (2,885)   (3,088)

Identifiable assets.          146                  818            485     1,449
Capital expenditures          -0-                  -0-            -0-       -0-

The following is information for the Company's reportable segments for the six month ended June 30, 2001(in thousands):

                      Sales Segment   Processing Segment    Unallocated    Total
                   --------------  --------------------  -------------  --------

Revenue . . . . .  $          173  $                16   $        -0-   $   189
Gross margin. . .              25                 (354)           -0-      (329)
Depreciation and amortization   7                  204            196       407
Interest expense.             -0-                  -0-             54        54
Other, net. . . .             -0-                  -0-         (3,031)   (3,031)
Loss from continuing operations
   before income taxes.        25                 (354)        (3,085)   (3,414)

Identifiable assets           287                2,807            980     4,074
Capital expenditures.         -0-                  -0-             53        53

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.

NOTE  15     LEGAL  PROCEEDINGS

The Company, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. Although the Company and Seren resolved the dispute between each other and entered into settlement agreement, none of the parties have brought suit against the Company and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael
Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The Company and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby Mr. Armani agreed to make certain cash payments to the Company and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, the Company obtained a judgment against Mr. Armani for $100,000. The Company is commencing efforts to collect on the judgment.

On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland Corporation as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by the Company. The Complaint seeks damages in the amount of approximately $500,000. Although the Company remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. The Company recorded a lease termination liability of $275 thousand during the year ended December 31, 2001. The Company entered into a settlement agreement with Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") where by the Company agreed to pay the sum of $220,000 to the Landlord in installments payments of $20,000 in May 2002, $50,000 in October 2002 and the remaining balance in December 2002. In the event Greenland defaults in any or all scheduled payments, the Landlord is entitled to a stipulated judgment of approximately $275,000. The Company was unable to make the scheduled payments and as a result, on July 8, 2002, the Landlord has entered a judgment lien against the Company in the amount of $279,654.

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for board seats and stock. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The case is in discovery stage and a, February 2003, trial date has been set by the court. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled.

On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener,
Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock. The action against the Company is in the discovery process and has been consolidated with the Company's legal action against Intellicorp and a, February 2003, trial date has been set by the court (see above). The Company believes that it has a valid defense to the allegations of Mr. Farrow.

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

NKS Enterprises, Inc. commenced a legal action against the Company in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case is in the discovery process.

There are several vendors and/or trade creditors the Company owes money to and that have threatened litigation. The Company continues to attempt to resolve these matters but due to the lack of cash and foreseeable income the Company is not optimistic that arrangements can be made. These potential actions may, alone or together, have a material adverse impact on the Company' s ability to operate.

NOTE  16     SUBSEQUENT  EVENTS

Subsequent to June 30, 2002, the Company issued 71,000,000 shares of common stock for compensation and services amounting $71,000.

On August 9, 2002, the Company signed an agreement to sell 60% of its total issued and outstanding shares of common stock on closing subject to approval by the Company's shareholders and after completion of a reverse split of its common stock at a ratio of 1:50, to Imaging Technologies Corporation (ITEC). The purchase price of $2,250,000 for the initial shares will be paid in the form of a promissory note receivable, due two years from closing and convertible into ITEC common stock at the average closing prices for ten trading days immediately preceding the date of conversion. Additionally, ITEC will receive warrants at an exercise price of $.0008 per share, that are exercisable in stages when PEO contracts reach specified levels. In the event PEO contracts reach a level of $48 million annually, all warrants will have vested and can be exercised into an additional cumulative 30% ownership of the issued and outstanding shares of Greenland. Under the agreement, the closing shall occur no later than September 13, 2002 subject to approval of the transaction by the Board of directors of both companies, approval of shareholders of the Company and due diligence review by ITEC.

ITEC was founded in 1982. Headquartered in San Diego, California, the Company produces and distributes imaging products for diverse market segments; and provides a variety of professional services related to human resources to businesses.
ITEC's subsidiaries, SourceOne and EnStructure are professional employer organizations that provide a variety of personnel and human resources services to small and medium-sized businesses.
ITEC's office products and systems operations integrate a variety of products, including printers, plotters, copiers, and software, into a seamless, networked solution for clients who are generally small to medium sized businesses. Hardware, software, supplies, and service are bundled together as a systems solution.

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

INTRODUCTION
     The following discussion pertains to the Company's operations and financial condition as of June 30, 2002, and should be read in conjunction with the Company's financial statements and notes thereto, and other financial information included elsewhere in this report.

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

     Subsequent to the consummation of the transaction and in preparation of the consolidation of financial reporting of the Company and Paradigm's operations it was determined that the required two years of audited financial statements would consume more time and expense than originally anticipated. Therefore, although the Agreement is executed and fully binding, on April 30, 2002 the parties amended the Agreement to reflect that the originally scheduled Closing Date and consolidation of operations will be modified and rescinded and will not take place until such time as the two years of audited financial statements of Paradigm are completed. At the time of said amendment management anticipated that such consolidation will take place for the Form 10-QSB for the second quarter of 2002.

       In June 2002 the Company engaged in conversations with Paradigms President, Mike Cummings, and was informed that Paradigm was experiencing financial difficulties and as a result of the Company's ownership and control, Paradigm was unable to obtain needed financing and faced the prospect of losing key customers. In addition, due to the Company's extremely low stock price and its lack of cash and operating revenues, it appeared unlikely it would be able to meet its financial commitments to Paradigm. Accordingly, the Company and Paradigm agreed to rescind the stock purchase and release the other from any and all claims and liabilities.

Notwithstanding the above, the rescission agreement will not take effect until certain indebtedness of Paradigm is paid to a third party.

In June 2002, the Company agreed to rescind the purchase of 100,000 shares of ZZYZX Peripherals, Inc ("ZZYZX"). The Company and ZZYZX both agreed it was in the best interest of both companies to rescind the transaction. This action relieved the Company from its obligation to register the Convertible Preferred Shares given as consideration to the ZZYZX shareholders and allowed ZZYZX to explore certain business and/or acquisition opportunities. Registration of said Convertible Preferred Shares would have enabled the ZZYZX shareholders to convert said shares into $600,000 of shares of the Company's common stock and at current prices said conversion was impracticable.

Management is exploring the purchase of check cashing stores, purchase of certain complimentary companies, expansion of its licensing program and developing an in-house processing center. However, managements efforts have been greatly restricted by the Company's lack of cash, lack of revenue stream, extremely low stock price and over all market conditions.

During the second quarter of 2002, Management has engaged in serious negotiations with certain parties to assist in a work out with creditors and subsequent acquisition of their check cashing operations but at this time no arrangement has been reached. In addition, management has continued to explore licensing opportunities for its check cashing technology. Also the Company is engaged in discussions with other companies that may offer services and/or technology in areas unrelated to the Companies check cashing that would provide a revenue stream and source of income to the Company.

RESULTS  OF  OPERATIONS

REVENUE

              The Company reported total revenues of $0 from its two segments for the six month ended June 30, 2002 compared to revenues of $189 thousand for the six month ended June 30, 2001, which represents $189 thousand decrease. The Company's sales operations for its principal product, the Maxcash ABM, was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute.

COST  OF  SALES

     The Company incurred total costs of revenues of $203 thousand and $518 thousand from its two segments for the six month ended June 30, 2002 and 2001, respectively. Costs associated with transaction processing, were $203 and $370 thousand for the six month ended June 30, 2002 and 2001, respectively, resulting in gross margins on transaction revenue of $(0) and $(354) thousand, respectively. The decrease was due primarily to the temporary shut down of the processing of the machines. In addition, the company's effort to revitalize sales has not produce any to date.

The costs incurred in the sale segment were $0 and $198 thousand for the six month ended June 30, 2002 and 2001. This decrease is primarily attributable to a decrease in direct material and overhead costs. Manufacturing costs include fixed overhead expenses. The gross margins on machine sales for the six month ended June 30, 2002 and 2001 were $0 and $25 thousand. Management had anticipated greater improvements in the gross margin on machine sales as a result of sales volume increasing to a level sufficient to absorb overhead
costs.   Such  increases  did  not  materialize.

OPERATING  EXPENSES

     General and administrative expenses for the six months ended June 30, 2002 and 2001 were $1.4 million and $2.1 million, respectively. The 33% decrease was due primarily to the temporary shut down of the manufacturing of the machines.

Research and Development Costs for the six months ended June 30, 2002 and 2001, respectively of $0 and $85 thousand, respectively, this decreased reflects the Company's temporary discontinuation of it support for the Maxcash ABM product.

OTHER  EXPENSE

     Net other expenses of $1.5 million for the six months ended June 30, 2002 increased 586 thousands from 2001. Expenses incurred in 2002 included $1.5 million on impairment of goodwill.

NET  LOSS

     The net loss for the six months ended June 30, 2002 was $3.4 million compared to $3.4 million for comparative period in 2001, an increase of $31 thousand, or 1%. Losses increased due to primarily the impairment of goodwill.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financing. To date, the Company has not been able to support its operations from revenues through sales of products or services.

     At June 30, 2002, the Company's had a working capital deficit of $2.4 million compared with a working capital deficit of $1.8 million at December 31, 2001. This increase of $658 thousand, or 37% resulted from an increase in note payable to related party of $61 thousand, as well as an increase in accrued expense $218 thousand. Stockholders' equity decreased for the six months ended June 30, 2002 from the previous fiscal year by $2.9 million, due primarily to the $3.4 million comprehensive loss, which was offset by increased paid-in-capital of $26 thousand.

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

     The Company, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. Although the Company and Seren resolved the dispute between each other and entered into settlement agreement, none of the parties have brought suit against the Company and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.

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

On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland Corporation as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by the Company. The Complaint seeks damages in the amount of approximately $500,000. Although the Company remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. The Company recorded a lease termination liability of $275 thousand during the year ended December 31, 2001. The Company entered into a settlement agreement with Landlord where by the Company agreed to pay the sum of $220,000 to the Landlord in installments payments of $20,000 in May 2002, $50,000 in October 2002 and one payment in December 2002. In the event Greenland defaults in any or all scheduled payments, the Landlord is entitled to a stipulated judgment of approximately $275,000. The Company was unable to make the scheduled payments and as a result, on July 8, 2002, the Landlord has entered a judgment lien against the Company in the amount of $279,654.

     The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for
board  seats  and  stock.   After  making  the  initial  payment  of  $500,000,
Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The case is in discovery stage and a, February 2003, trial date has been set by the court. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled.

     On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001.The Company and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock. The action against the Company is in the discovery process and has been consolidated with the Company's legal action against Intellicorp and a, February 2003, trial date has been set by the court (see above). The Company believes that it has a valid defense to the allegations of Mr. Farrow.

     John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. The Company is presently engaged in the discovery process.

     NKS Enterprises, Inc. commenced a legal action against the Company in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case is in the discovery process.

     There are several vendors and/or trade creditors the Company owes money to and that have threatened litigation. The Company continues to attempt to resolve these matters but due to the lack of cash and foreseeable income the Company is not optimistic that arrangements can be made. These potentional actions may, alone or together, have a material adverse impact on the Company' s ability to operate.

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

ITEM  2  -  CHANGES  IN  SECURITIES

The Company paid for services in the amount of $649 thousand by issuing 91 million shares of its common stock.

The Company paid for salary in the amount of $156 thousands by issuing common stock.

The Company repaid notes payable to related parties of $96 thousand for the six month ended June 30, 2001 by issuance of stock.

The  Company issued non-qualified options to employees and directors to purchase
5.9 million shares and recorded $92 thousand expense for the six month ended June 30, 2001.

ITEM  3  -  DEFAULTS  ON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTER  TO  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5  -  OTHER  INFORMATION

     None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits  1

        10(a)     Recission  of  Agreement  and  Plan  of Share Exhange by and
among  the  Company  and  certain  shareholders  of  Zzyzx, dated June 30, 2002.

        10(b)     Recission  of  Stock Purchase Agreement between the Company,
W3M, Inc. d/b/a/ Paradigm Cabling Systems, and the shareholders of Paradigm Cabling Systems, dated June 30, 200.

(b)     Reports  on  Form  8-K

        None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August  14, 2002 . . . . . .

By: /s/ Thomas J. Beener
------------------------
CEO, President



Date: August 14, 2002 . . . . . . .
By: /s/ Gene Cross
  Chief Financial Officer, Director
  Chairman of Board Director