Form 10QSB
period 2002-09-30
GREENLAND CORP
filed 2002-11-14
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2002

                         COMMISSION FILE NUMBER: 017833

                              GREENLAND CORPORATION
             (Exact Name of Registrant as specified in its charter)

          NEVADA                              87-0439051
(State of other jurisdiction of incorporation or organization) (I.R.S. Employer Identification Number)

                               17075 VIA DEL CAMPO
                               SAN DIEGO, CA 92127
                    (Address of principal executive offices)

                                  (858) 451-6120
                           (Issuer's telephone number)

                      2111 PALOMAR AIRPORT ROAD, SUITE 200
                               CARLSBAD, CA 92009
                                 (Prior Address)
                     (760) 804-2770 (Prior telephone number)

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
              9,289,268 SHARES OUTSTANDING AS OF NOVERMBER 13, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Traditional  Small  Business  Disclosure  Format  (check  one):  YES   NO

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS

Part  I.          Financial  Information

Item  1.     Financial  Statements  (unaudited)

     Consolidated  balance  sheets  as  of  September  30,  2002

Consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001

Consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001

     Notes  to  consolidated  financial  statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Part  II.          Other  Information

          Signatures

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002




(in thousands, except share amounts)
ASSETS
----------------------------------------------------------------------------------------


CURRENT ASSETS:
     Cash & cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                1
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 146
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  15
                                                                                          -------------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 162

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 422

OTHER ASSETS
     Intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 733
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  29
                                                                                          -------------------
                                                                                          $            1,346
                                                                                          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              792
     Accrued expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,251
     Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 399
     Note payable-related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 198
     Current maturities of obligations under capital lease . . . . . . . . . . . . . . .                 141
                                                                                          -------------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .               2,781

Long term debt
Obligations under capital lease less current maturities. . . . . . . . . . . . . . . . .                  58

COMMITMENTS

STOCKHOLDERS' EQUITY
     Convertible Preferred Class A stock, $.001 par value;
        authorized shares 10,000, issued and
        outstanding  shares 0. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -
     Common stock, $.001 par value; authorized shares
        500,000,000, issued and outstanding shares 9,289,268 . . . . . . . . . . . . . .                 468
     Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              29,135
     Subscribed shares and receivables . . . . . . . . . . . . . . . . . . . . . . . . .                (597)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (30,499)
                                                                                          -------------------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,493)
                                                                                          -------------------

                                                                                          $            1,346
                                                                                          ===================

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
Thousands except per share amounts. . . . . . . . . . . .  SEPTEMBER 30,         SEPTEMBER 30,
                                                                          2002                 2001      2002      2001
                                                                                                                --------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .  $               -0-   $              -0-   $   -0-   $   189
                                                           --------------------  -------------------  --------  --------
Cost of goods sold. . . . . . . . . . . . . . . . . . . .                  101                  133       304       650

          Gross profit (loss) . . . . . . . . . . . . . .                 (101)                (133)     (304)     (461)

General and administrative expenses . . . . . . . . . . .                  280                  685     1,675     2,781
Research and development costs. . . . . . . . . . . . . .                  -0-                    2       -0-        87
          Total operating costs . . . . . . . . . . . . .                  280                  687     1,675     2,868
                                                           --------------------  -------------------  --------  --------

          Operating loss. . . . . . . . . . . . . . . . .                 (381)                (820)   (1,979)   (3,329)

Other income (expenses):
   Loss on sale of assets . . . . . . . . . . . . . . . .                  -0-                  (35)       (3)     (519)
   Gain on investment disposal. . . . . . . . . . . . . .                  -0-                  -0-       150       -0-
    Impairment on goodwill. . . . . . . . . . . . . . . .                  -0-                  -0-    (1,565)      -0-
   Termination of lease cost. . . . . . . . . . . . . . .                  -0-                  -0-       -0-      (212)
    Warrant costs - equity investor . . . . . . . . . . .                  -0-                  -0-       -0-      (138)
   Interest expense . . . . . . . . . . . . . . . . . . .                  (23)                 (31)      (95)      (85)
   Other income (expense) . . . . . . . . . . . . . . . .                  -0-                  -0-       -0-       (16)
         Total other income (expense) . . . . . . . . . .                  (23)                 (66)   (1,513)     (970)
                                                           --------------------  -------------------  --------  --------

Loss before income tax and extraordinary item . . . . . .                 (404)                (886)   (3,492)   (4,299)

Provision for Income tax. . . . . . . . . . . . . . . . .                  -0-                  -0-       -0-         2
Net Loss before extraordinary item. . . . . . . . . . . .                 (404)                (886)   (3,492)   (4,301)
                                                           --------------------  -------------------  --------  --------

Extraordinary item - loss on settlement of debts. . . . .                 (126)                 -0-      (485)      -0-

      Net loss. . . . . . . . . . . . . . . . . . . . . .                 (530)                (886)   (3,977)   (4,301)

Other comprehensive income, net of tax:
   Unrealized loss on investments . . . . . . . . . . . .                  -0-                  -0-       -0-       (67)
   Plus: reclassification adjustment for losses included
        in net income . . . . . . . . . . . . . . . . . .                  -0-                  -0-       -0-       382
       Other comprehensive income . . . . . . . . . . . .                  -0-                  -0-       -0-       315
                                                           --------------------  -------------------  --------  --------
    Comprehensive loss. . . . . . . . . . . . . . . . . .  $              (530)  $             (886)  $(3,977)  $(3,986)

Basic and diluted net loss per share. . . . . . . . . . .                (0.07)               (0.33)    (0.69)    (2.12)
                                                           ====================  ===================  ========  ========

Basic and diluted weighted average number
       of common stock outstanding. . . . . . . . . . . .               7,607,               2,698,     5,744     2,033
                                                           ====================  ===================  ========  ========

The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1.

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001




(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2002      2001
                                                                                          --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,977)  $(4,301)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .      367       587
        Allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . .      258       100
        Issuance of Warrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -       138
       Options issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . .        -       195
       Loss (gain) on the sale of assets & disposal of investments . . . . . . . . . . .     (147)      519
       Impairment of goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,565         -
       Net loss on settlement of debt. . . . . . . . . . . . . . . . . . . . . . . . . .      485         -
       Stock issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . .      657     1,313
       Stock issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . .      196         -
       (Increase) / decrease in current assets:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11      (116)
          Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -        34
          Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25         -
          Other asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4       (50)
       Increase / (decrease) in current liabilities:
          Account payable and accrued expense. . . . . . . . . . . . . . . . . . . . . .      497       420
                                                                                          --------  --------
             Total Adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,918     3,140
                                                                                          --------  --------
   Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . . .      (59)   (1,161)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of software and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .        -       (60)
   Proceeds from sale of investments . . . . . . . . . . . . . . . . . . . . . . . . . .        -       164
                                                                                          --------  --------
   Net cash provided by in investing activities. . . . . . . . . . . . . . . . . . . . .        -       104

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of warrants & options . . . . . . . . . . . . . . . . . . .        -       874
  Principal payments on capital leases . . . . . . . . . . . . . . . . . . . . . . . . .     (104)      (85)
  Principal payments on line of credit . . . . . . . . . . . . . . . . . . . . . . . . .      (39)      (10)
  Proceeds from note payable-related party . . . . . . . . . . . . . . . . . . . . . . .      196       235
                                                                                          --------  --------
  Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . .       53     1,014

NET DECREASE IN CASH & CASH EQUIVALENT . . . . . . . . . . . . . . . . . . . . . . . . .       (6)      (43)

CASH & CASH EQUIVALENT, BEGINNING BALANCE. . . . . . . . . . . . . . . . . . . . . . . .        7        75
                                                                                          --------  --------

CASH & CASH EQUIVALENT, ENDING BALANCE . . . . . . . . . . . . . . . . . . . . . . . . .  $     1   $    32
                                                                                          ========  ========

SUPPLEMENTAL INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    19   $    31
                                                                                          ========  ========
  Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                                                          ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.       BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2001 was filed on April 18, 2002 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE  2.       GOING  CONCERN  UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $2.6 million and an accumulated deficit of $30.5 million as of September 30, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

Inventories  at  September  30,  2002  were  as  follows:




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

NOTE  6.       PROPERTY  AND  EQUIPMENT

Net  property  and  equipment  at  September  30,  2002  was  as  follows:


                                                                                        (In thousands)

Computers and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     144
Furniture & equipment under capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        537
Demonstration equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        127
Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62
Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-
                                                                                                        ----------
                                                                                                              870

Accumulated depreciation & amortization
   (Including accumulated amortization of
   $204,249 on leased assets). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (448)
                                                                                                        ----------

                                                                                                        $     422
                                                                                                        ==========

Depreciation expenses, including amortization of capital lease assets, for the nine months ended September 30, 2002 and 2001 were $114 thousand and $207 thousand, respectively.

NOTE  7.       INVESTMENT  &  ACQUISITION

On September 28, 2001 the Company purchased 100,000 shares of common stock, representing five percent of the issued and outstanding shares of common stock, of ZZYZX Peripherals, Inc (the "ZZYZX Shares"). The Company acquired the ZZYZX Shares for 60 shares of Class A Convertible Preferred shares of the Company (the "Company Shares"). The investment was carried at a cost of $600,000 determined by fair value of the Class A Convertible Preferred Stock issued and exchanged.

On December 31,2001, the Company determined the fair value of the investment at $450,000 based upon market value of the investment. The Company charged to earnings $150,000 in 2001, as other than temporary impairment of the investment. On June 10, 2002, this purchase agreement was rescinded and both parties returned the shares received upon purchase. The Company reversed $150,000 charged in 2001 as a gain on disposal of investment in the nine month period ended September 30, 2002.

NOTE  8.       INTANGIBLE  ASSETS

Intangible  assets  at  September  30,  2002  consisted  of  the  following:




                                     (In thousands)

Capitalized software costs . . . .  $        1,013
Licenses . . . . . . . . . . . . .             675
Excess of purchase price over fair
value of net assets acquired . . .               -
                                    ---------------
                                             1,688

Less accumulated amortization. . .            (955)
                                    ---------------

                                    $          733
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

NOTE  9.       ACCRUED  EXPENSES

Accrued  expenses  at  September  30,  2002  are  as  follows:




                                       (in thousands)

Accrued monthly expenses . . . . . .  $           478
Accrued payroll liabilities. . . . .              649
Accrued interest . . . . . . . . . .               89
Accrued warranty expense . . . . . .                5
Customer deposits. . . . . . . . . .                3
Customer prepaid communication costs               27
                                      ---------------
                                      $         1,251
                                      ===============

NOTE  10.       NOTES  PAYABLE  TO  RELATED  PARTIES

Notes  payable  to  related  parties  at  September  30,  2002  were as follows:




                                                                      (in thousands)

Note payable to a stockholder and officer of the Company.
Unsecured, and interest at 8%.  Principal due February 2002.. . . .  $             2

Note payable to a stockholder and employee of the Company.
Unsecured, and interest at 8%.  Principal due at various dates
through September 2003. . . . . . . . . . . . . . . . . . . . . . .              151

Notes payable to a stockholder and officer of the Company. Interest
at 8%.  Principal due at various dates through April 2003.. . . . .               45
                                                                     ---------------

                                                                     $           198
                                                                     ===============

NOTE  11.       NOTES  PAYABLE

Notes  payable  at  September  30,  2002  were  as  follows:




                                                                            (in thousands)

Note payable to an unrelated party, with interest at 10%.  Due through
the payment of commissions earned through March 9, 2001.. . . . . . . . .  $           320

Revolving Line-of-credit agreement with a commercial bank, which allows for advances up to a maximum of $150 thousand.  The line expires on July 17, 2003. Interest at the bank's reference rate plus 2.0%
but not less than 8.5%. The line will be secured by company assets and
personally guaranteed by a director and stockholder of the Company. . . .               79
                                                                           ---------------

                                                                           $           399
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

The Company has no convertible preferred stock outstanding through September 30, 2002.

COMMON  STOCK  ISSUED  IN  EXCHANGE  FOR  SERVICES

The Company issued 200 million and 25 million shares of its pre-reverse split common stock for services for the nine months ended September 30, 2002 and 2001, respectively. The Company has recognized expenses for such services in the amount of $657 thousand and $1.3 million in 2002 and 2001, respectively.

The Company issued 82 million shares of pre-reverse split common stock for salaries totaling $196 thousand in the period ended September 30, 2002.

The Company issued 8 million and 1.8 million shares of its pre-reverse split common stock for repayment of notes payable to related parties totaling $8 thousand and $108 thousand for the nine months ended September 30, 2002 and 2001, respectively.

During the period ended September 30, 2001, the Company issued shares in exchange for a note receivable in the amount of $250 thousand and acquired assets in the amount of $20 thousand by issuing stock. Also, during the period ended September 30, 2001, the Company issued non-qualified options and warrants to employees and directors to purchase 34 million shares with a weighted average strike price of $.003 and recorded a $195 thousand expense. The Company issued
5.4 million warrants to an equity investor and recorded a $138 thousand other expense in the period ended September 30, 2001.

NOTE  13.    BASIC  AND  DILUTED  NET  LOSS  PER  SHARE
Basic and diluted net loss per share for the three and nine month periods ended September 30, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE  14.       SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services in the amount of $657 thousand and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively, by issuing its common stock.

The Company paid for salary in the amount of $196 thousands for the nine months ended September 30, 2002 by issuing common stock.

The Company repaid notes payable to related parties of $8 thousand and $108 thousand for the nine months ended September 30, 2002 and 2001 by issuance of stock.

The Company issued non-qualified options to employees and directors to purchase 34 million shares and recorded $195 thousand expense for the nine months ended September 30, 2001.

The Company issued 5.4 million warrants to an equity investor and recorded $138 thousand as other expense for the nine month ended September 30, 2001.

NOTE  15.       SEGMENTS  AND  MAJOR  CUSTOMERS

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

The following is information for the Company's reportable segments for the nine month ended September 30, 2002 (in thousands):




                                        Sales Segment   Processing Segment    Unallocated    Total
                                        --------------  --------------------  -------------  --------

Revenue. . . . . . . . . . . . . . . .  $          -0-  $               -0-   $        -0-   $   -0-
Gross margin . . . . . . . . . . . . .             -0-                 (304)           -0-      (304)
Depreciation and amortization. . . . .             -0-                  304             63       367
Interest expense . . . . . . . . . . .             -0-                  -0-             95        95
Other, net . . . . . . . . . . . . . .             -0-                  -0-         (3,093)   (3,093)
Loss from continuing operations before
   income taxes. . . . . . . . . . . .             -0-                 (304)        (3,188)   (3,492)

Identifiable assets. . . . . . . . . .             146                  733            467     1,346
Capital expenditures . . . . . . . . .             -0-                  -0-            -0-       -0-

The following is information for the Company's reportable segments for the nine month ended September 30, 2001(in thousands):




                                 Sales Segment    Processing Segment    Unallocated    Total
                                 ---------------  --------------------  -------------  --------

Revenue . . . . . . . . . . . .  $          173   $                16   $        -0-   $   189
Gross margin. . . . . . . . . .              (2)                 (459)           -0-      (461)
Depreciation and amortization .              10                   308            269       587
Interest expense. . . . . . . .             -0-                   -0-             85        85
Other, net. . . . . . . . . . .             -0-                   -0-         (3,753)   (3,753)
Loss from continuing operations
   before income taxes. . . . .              (2)                 (459)        (3,838)   (4,299)

Identifiable assets . . . . . .             285                 2,679          1,356     4,320
Capital expenditures. . . . . .             -0-                   -0-             60        60

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.

NOTE  16.       LEGAL  PROCEEDINGS

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

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael
Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The Company and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby Mr. Armani agreed to make certain cash payments to the Company and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, the Company obtained a judgment against Mr. Armani for $100,000. The Company is continuing its efforts to collect on the judgment.

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

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The case is in discovery stage and a, February 2003, trial date has been set by the court.
The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled.

On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener,
Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock. The good faith settlement was approved by the court and the agreed upon consideration was delivered to Mr. Farrow. The action against the Company is in the discovery process and has been consolidated with the Company's legal action against Intellicorp and a, February 2003, trial date has been set by the court (see above). The Company believes that it has a valid defense to the allegations of Mr. Farrow.

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

John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. Mr. Ellis has not pursued this matter in arbitration and the parties have agreed to continue discussions.

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

NOTE  17.       SUBSEQUENT  EVENTS

On August 9, 2002, the Company signed an agreement to sell 60% of its total issued and outstanding shares of common stock on closing subject to approval by the Company's shareholders and after completion of a reverse split of its common stock at a ratio of 1:50, to Imaging Technologies Corporation (ITEC). The purchase price of $2,250,000 for the initial shares will be paid in the form of a promissory note receivable, due two years from closing and convertible into ITEC common stock at the average closing prices for ten trading days immediately preceding the date of conversion. Additionally, ITEC will receive warrants at an exercise price of $.0008 per share, that are exercisable in stages when PEO contracts reach specified levels. In the event PEO contracts reach a level of $48 million annually, all warrants will have vested and can be exercised into an additional cumulative 30% ownership of the issued and outstanding shares of Greenland. Under the agreement, the closing shall be subject to approval of the transaction by the Board of directors of both companies, approval of shareholders of the Company and due diligence review by ITEC.

On  October  15,  2002 a Special Meeting of Shareholders approved two proposals;
(i) the 50-1 reverse stock split and (ii) the acquisition by ITEC of Greenland stock and issuance of warrants.

The Board of Directors of Greenland and ITEC have scheduled the consummation of the transaction for November 16, 2002, subject to completion of certain regulatory filings. Imaging Technologies Corporation was founded in 1982. Headquartered in San Diego, California, the Company produces and distributes imaging products for diverse market segments; and provides a variety of professional services related to human resources to businesses.

On  October  28,  2002  the  50-1 Reverse Stock Split was made effective and the
Company's  stock  commenced  trading  under  the  symbol  GRLC  on  the  OTC:BB.

In  September  2002,  the  Company  moved into a new office space.   The Company
shares  this  office  space  with  ITEC.

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

INTRODUCTION

     The following discussion pertains to the Company's operations and financial condition as of September 30, 2002, and should be read in conjunction with the Company's financial statements and notes thereto, and other financial information included elsewhere in this report.

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

On August 9, 2002, the Company signed an agreement to sell 60% of its total issued and outstanding shares of common stock on closing subject to approval by the Company's shareholders and after completion of a reverse split of its common stock at a ratio of 1:50, to Imaging Technologies Corporation (ITEC). The purchase price of $2,250,000 for the initial shares will be paid in the form of a promissory note receivable, due two years from closing and convertible into ITEC common stock at the average closing prices for ten trading days immediately preceding the date of conversion. Additionally, ITEC will receive warrants at an exercise price of $.0008 per share, that are exercisable in stages when PEO contracts reach specified levels. In the event PEO contracts reach a level of $48 million annually, all warrants will have vested and can be exercised into an additional cumulative 30% ownership of the issued and outstanding shares of Greenland. Under the agreement, the closing shall be subject to approval of the transaction by the Board of directors of both companies, approval of shareholders of the Company and due diligence review by ITEC (see Subsequent Events). Management believes that the PEO business will provide a solid cash foundation that will enable the Company to continue its operations and pursue it check cashing business.

RESULTS  OF  OPERATIONS

REVENUE

              The Company reported total revenues of $0 from its two segments for the nine months ended September 30, 2002 compared to revenues of $189 thousand for the nine month ended September 30, 2001, which represents $189 thousand decrease. The Company's sales operations for its principal product, the Maxcash ABM, was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute.

COST  OF  SALES

     The Company incurred total costs of revenues of $304 thousand and $650 thousand from its two segments for the nine month ended September 30, 2002 and 2001, respectively. Costs associated with transaction processing, were $304 and $475 thousand for the nine month ended September 30, 2002 and 2001, respectively, resulting in gross margins on transaction revenue of $(304) and
$(459)  thousand,  respectively.    The  decrease  was  due  primarily  to  the
temporary shut down of the processing of the machines. In addition, the company's effort to revitalize sales has not produce any to date.

The costs incurred in the sale segment were $0 and $175 thousand for the nine month ended September 30, 2002 and 2001. This decrease is primarily attributable to a decrease in direct material and overhead costs. Manufacturing costs include fixed overhead expenses. The gross margins on machine sales for the nine month ended September 30, 2002 and 2001 were $0 and $(2) thousand. Management had anticipated greater improvements in the gross margin on machine sales as a result of sales volume increasing to a level sufficient to absorb
overhead  costs.   Such  increases  did  not  materialize.

OPERATING  EXPENSES

     General and administrative expenses for the nine months ended September 30, 2002 and 2001 were $1.6 million and $2.7 million, respectively. The 40% decrease was due primarily to the temporary shut down of the manufacturing of the machines.

Research and Development Costs for the nine months ended September 30, 2002 and 2001, respectively of $0 and $87 thousand, respectively, this decreased reflects the Company's temporary discontinuation of it support for the Maxcash ABM product.

OTHER  EXPENSE

     Net other expenses of $1.5 million for the nine months ended September 30, 2002 increased 543 thousands from 2001. Expenses incurred in 2002 included $1.5 million on impairment of goodwill.

NET  LOSS

     The net loss for the nine months ended September 30, 2002 was $3.98 million compared to $4.3 million for comparative period in 2001, a decrease of $324 thousand, or 8%. Losses were reduced due primarily to reduced cost of good sold and general and administrative associated with temporary discontinuation of its Maxcash ABM sales and support efforts.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financing. To date, the Company has not been able to support its operations from revenues through sales of products or services.

     At September 30, 2002, the Company's had a working capital deficit of $2.6 million compared with a working capital deficit of $1.8 million at December 31, 2001. This increase of $842 thousand, or 47% resulted from an increase in note payable to related party of $109 thousand, as well as an increase in accrued expense $372 thousand. Stockholders' equity decreased for the nine months ended September 30, 2002 from the previous fiscal year by $3.5 million, due primarily to the $3.98 million comprehensive loss.

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

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael
Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The Company and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby the Mr. Armani agreed to make certain cash payments to the Company and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, the Company obtained a judgment against Mr. Armani for $100,000. The Company is continuing its efforts to collect on the judgment.

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

     The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The case is in discovery stage and a, February 2003, trial date has been set by the court. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled.

     On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock. The court approved the good faith settlement and the agreed upon consideration was delivered to Mr. Farrow. The action against the Company is in the discovery process and has been consolidated with the Company's legal action against Intellicorp and a, February 2003, trial date has been set by the court (see above). The Company believes that it has a valid  defense  to  the  allegations  of  Mr.  Farrow.

     John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. Mr. Ellis has not proceeded with his action in arbitration and the parties are presently in discussions to resolve this matter.

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

ITEM  2  -  CHANGES  IN  SECURITIES

The Company paid for services in the amount of $657 thousand by issuing 200 million shares of its pre-reverse split common stock.

The Company paid for salary in the amount of $196 thousands by issuing common stock.

The Company repaid notes payable to related parties of $8 thousand by issuance of stock.

The Company issued non-qualified options to employees and directors to purchase 34 million shares and recorded $195 thousand expense for the nine months ended September 30, 2001.

ITEM  3  -  DEFAULTS  ON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTER  TO  VOTE  OF  SECURITY  HOLDERS

     Pursuant to a Proxy Statement filed on September 16, 2002, the Company, on October 15, 2002 held a special meeting of shareholders to vote on two proposals: Proposal I: approval of a 50 for 1 Reverse Stock Split and Proposal
II: approval of the sale of 60% of the issued and outstanding shares of common stock of the Company to Imaging Technologies Corporation. Additionally, ITEC will receive warrants at an exercise price of $.0008 per share, that are exercisable in stages when PEO contracts reach specified levels. In the event PEO contracts reach a level of $48 million annually, all warrants will have vested and can be exercised into an additional cumulative 30% ownership of the issued and outstanding shares of Greenland. Under the agreement, the closing shall occur no later than September 13, 2002 subject to approval of the transaction by the Board of directors of both companies, approval of shareholders of the Company and due diligence review by ITEC.

     Both Proposal I and Proposal II were approved by the Shareholders with the voting results as follows: Proposal I: 171,527,890 for; 7,688,787 against;
4,232,971  abstain;  Proposal  II:  172,729,558  for;  6,487,029  against;  and
4,233,071  abstain.

     Subsequent to the Special Meeting of Shareholders, the Board of Directors of Greenland and ITEC have scheduled the consummation of the transaction for November 16, 2002, subject to completion of certain regulatory filings.

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

10(a) - Agreement To Acquire Shares between the Company and Imaging Technologies Corporation, dated August 9, 2002.

(b)     Reports  on  Form  8-K  -  None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November  13,  2002


By:  /s/  Thomas  J.  Beener
CEO,  President

Date:  November  13,  2002


By:  /s/  Gene  Cross
Chief  Financial  Officer,  Director
Chairman  of  Board  Director