Form 10KSB
period 2002-12-31
GREENLAND CORP
filed 2003-04-08
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                               17075 VIA DEL CAMPO
                               SAN DIEGO, CA 92127
              (Address and zip code of principal executive offices)

                                  (858) 451-6120
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,338,922 based upon a $0.01 per share trading price on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      CLASS A COMMON STOCK $0.001 PAR VALUE

               137,092,181 SHARES OUTSTANDING AS OF MARCH 31, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Traditional Small Business Disclosure Format (check one): [X] YES   NO

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

In May 1998 we acquired all the issued and outstanding stock of Check Central, Inc. ("Check Central"); Check Central is a wholly owned subsidiary of Greenland.

In August 2002, we organized a new, wholly-owned subsidiary, ExpertHR, Inc. as a Nevada corporation.

For the past several years, we have devoted our efforts to the development and marketing of automated check cashing products and technologies. Our MAXcash automated banking machine ("ABM") is a product similar in form to an automated teller machine ("ATM"). The first production units of the MAXcash ABM were introduced in the second quarter of fiscal 1999. Greenland has developed expertise in the point-of-sale transaction business through our efforts related to the MAXcash ABM.

In April 2001, we suspended our back-office support of its check cashing operations until such time as the integration of our Check Central software with the MAXcash operating system is complete. We have elected to resume sales of the MAXcash ABM machine without back office software support to prospective customers that elect to undertake the risks of check cashing and payroll advances.

In July 2001, we entered into an agreement with CardPlus International, Inc. Pursuant to the agreement, CardPlus purchased six MAXcash ABM's and licensed our intellectual property to establish an electronic transaction and data processing center. This transaction was the first under our strategy to pursue sales of the MAXcash ABM to customers that have their own processing capabilities.

In December 2001, we entered into a license agreement with Automated Cash Machines ("ACM") through which we licensed our intellectual property to ACM to enable ACM to have its own processing capabilities to operate MAXcash ABM units.

In August 2002, we organized a wholly-owned subsidiary, ExpertHR Inc. ExpertHR is a professional employer organization ("PEO"). The PEO business provides a broad range of services associated with staff leasing and human resources management. These include benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services.

As part of our PEO business strategy, in the first quarter of fiscal 2003, we acquired a number of PEO clients from other companies and acquired a PEO company. The first revenues from these efforts will be reported in our first quarter report for the period ending March 31, 2003.

     Our current strategy is: (1) to expand our PEO business through the use of our sales force and strategic acquisitions, and (2) to continue to pursue the sales of our MAXcash ABM (including sales to PEO clients) and the licensing of our intellectual property.

Our principal executive offices are located 17075 Via Del Campo, San Diego, CA 92127. Our main phone number is (858) 451-6120.

MARKET  OVERVIEW

Check  Cashing  and  Financial  Services

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

Check cashing and other financial services are not the exclusive province of check cashing stores, or even the use of automated kiosks like our MAXcash ABM system. The increasing sophistication of POS systems in retail stores enables easier and safer delivery of check cashing, check approval and guarantee systems, especially with the deployment of advanced risk management software. According to the 1997 U.S. Census, there are over 1.1 million retail establishments in the U.S. The vast majority of these retail locations could provide at least some financial services to their customers as long as adequate POS support - including hardware and software systems - is available.

We are addressing what we believe is an emerging market segment and increasing demand. Financial services businesses cash checks for a fee based upon a percentage of the face amount of the check. As reported in the Los Angeles Times on March 3, 2000, it is estimated that the fringe banking community generates approximately $6 billion in total fees annually.

As a result of our recent expansion into the PEO business segment, we believe that a number of our PEO clients will want to provide check cashing services to employees at worksites. This opportunity to sell stand-alone MAXcash ABM units could be considerable.

PEO  Services

     The PEO industry emerged in the early 1980's largely in response to the burdens placed on small and medium-sized employers by the complex legal and regulatory issues related to human resources management. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. In a PEO arrangement, the PEO assumes broad aspects of the employer/employee relationship. Because PEOs provide employee-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits and devote more attention to human resources management.

     We believe that the demand for PEO services is driven by (1) the trend by small and medium-sized businesses toward outsourcing management tasks outside of core competencies ; (2) the difficulty of providing competitive health care and related benefits to attract and retain employees; (3) the increasing costs of health and workers' compensation insurance coverage and workplace safety programs; and (4) complex regulation of labor and employment issues and the related costs of compliance.

     Growing pressure from federal agencies such as the Department of Labor, the Immigration and Naturalization Service, and the Equal Employment Opportunity
Commission, and the burdens of employment-related compliance such as COBRA, OSHA, workers' compensation, unemployment compensation, wrongful termination, ADA ("Americans with Disabilities Act"), and FMLA ("Family and Medical Leave Act") demand increasing levels of resources from small businesses.

     According to the National Association of Professional Employer Organizations ("NAPEO"), the PEO industry collectively serves approximately 4 million work site employees in the United States. The target market for the PEO industry is represented by companies with 100 or fewer employees; a market of approximately 60 million people.

     NAPEO also reports that current PEO industry revenues are approximately $18 billion. The average annual growth rate of the industry, since 1985, has been 15%. A typical PEO client company has 12 work site employees and an average annual pay per work site employee of $22,517.

     According to the U.S. Small Business Administration ("SBA"), the U.S. has over 6 million small businesses, defined as those companies with 100 or fewer employees, representing over 99% of all businesses. The U.S. Census Bureau reports that small businesses represent the fastest growing segment of U.S. employment and commerce, representing an estimated annual payroll of $1.4 trillion.

     To successfully execute its current strategy, we will need to improve our working capital position. The report of the Company's independent auditors accompanying this report includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to our financial position related to working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability and, raising additional equity financing.

     There can be no assurance, however, that we will be able to complete any additional financings on favorable terms, or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities, including any potential acquisitions. Our inability to fund our capital requirements would have a material adverse effect on the Company (Also see "Liquidity and Capital
Resources."  and  "Risks  and  Uncertainties  -  Future  Capital  Needs.").

BUSINESS  OPERATIONS

     We have developed proprietary software that is capable of providing support for delivery to consumers of a range of on-line financial services including check cashing, ATM, money orders and phone card dispensing services. We have developed, manufactured and have delivered limited numbers of freestanding kiosks, under the trademarked brand name MAXcash ABM. The unit is similar in appearance to an ATM machine.

We have invested, and continue to invest capital, time and effort in the development and evolution of our back-office, risk management and transaction support software systems. Last year, we determined that our original plan to develop, produce, and successfully market and support our MAXcash ABM system was beyond the scope of our available resources.

Our initial strategy for marketing and sales of the MAXcash ABM was directed at locating distributors of ATM machines and entering into distribution agreements. Although the Company signed a number of such agreements, significant unit sales have not materialized. We will continue to seek distributors for the MAXcash ABM and the sale of machines to clients of our ExpertHR subsidiary and other PEO companies.

The Company's strategy has been oriented around two revenue streams. The first was the sale of the MAXcash ABM. The second revenue stream was to be generated from the fees earned in connection with the various banking services provided on each of the machines in operation. However, without sufficient numbers of machines in the field, this revenue stream did not produce material results in fiscal 2002.

     During the first quarter of 2002, we took the first step in acquiring companies that are complimentary to the Greenland's operations, with the acquisition of W3M, Inc., the parent of Paradigm Cabling Systems ("Paradigm"), a market niche specialist in data communications and network project management.

     In January 2002, we entered into the stock purchase agreement ("Agreement") to purchase all of the issued and outstanding shares of Paradigm. However, subsequent to the consummation of the transaction, in June 2002, due to a number of factors, including Paradigm's inability to provide audited financial statements, declining business operations, and difficulty in obtaining necessary financing, the parties mutually agreed to rescind the stock purchase and release the other from any and all claims and liabilities.

     In June 2002, we agreed to rescind our purchase of 100,000 shares of ZZYZX Peripherals, Inc ("ZZYZX"). The Company and ZZYZX both agreed it was in the best interest of both companies to rescind the transaction. This action relieved the Company from its obligation to register the Convertible Preferred Shares given as consideration to the ZZYZX shareholders and allowed ZZYZX to explore certain business and/or acquisition opportunities. Registration of said Convertible Preferred Shares would have enabled the ZZYZX shareholders to convert said shares into $600,000 of shares of the Company's common stock and at current prices said conversion was impracticable.

We explored the purchase of check cashing stores, purchase of certain complimentary companies, expansion of its licensing program and developing an in-house processing center. However, managements efforts were restricted by the Company's lack of cash, lack of revenue stream, low stock price and overall market conditions. We continued also to explore licensing opportunities for our check cashing technology.

In August 2002, we signed an agreement to sell 60% of our total issued and outstanding shares of common stock to Imaging Technologies Corporation ("ITEC"), which was approved by shareholders and the Board of Directors in October 2002. The Closing was in January 2003. The purchase price of $2,250,000 for the initial shares (and warrants to purchase and additional 30% of our total issued and outstanding shares of common stock) was paid in the form of a promissory note receivable, due two years from closing and convertible into ITEC common stock at the average closing prices for ten trading days immediately preceding the date of conversion. The warrants were exercised at a price of $.0008 per share. The shares associated by the warrants are held in escrow by the Greenland Board of Directors until PEO contracts reach a level of $48 million annually. (Also see:" Subsequent Events").

We believe that the PEO business represents an opportunity to establish profitable operations, including expanded sales opportunuties for our MAXcash ABM.

With the assistance of ITEC, we have been able to establish ExpertHR operations in California, Michigan, and Oklahoma. Subsequent to December 31, 2002, we have acquired client contracts and business operations from other PEO companies.

BUSINESS  STRATEGY

     Our goal is to achieve operating revenues and profits from our two business units. Our PEO business, which was activated subsequent to the end of fiscal 2002, is expected to provide large incremental revenues. Our technology business, anchored by our MAXcash ABM system, is expected to grow in the future mainly through machine sales to PEO clients.

Check  Cashing

We participate in the $60+ billion check cashing market by offering an open-architecture point of service/check cashing transaction processing platform, either for self-service or clerk assisted transactions. While our market focus is on sales of our MAXcash ABM kiosk, we hope to broaden our market focus to license back-office software to enable users of our machines to offer transaction processing and support services to the self-service check cashing, retail, and POS transaction industries.

Self-service check cashing (and the addition of related products and services) is a capital-intensive business. In addition to significant risk management issues, each machine sold or owned by the Company requires substantial working capital to build, operate, and service. Accordingly, we do not perform direct manufacturing of units in favor of outsourcing such machine assembly. We will continue to outsource some of our sales efforts to distributors in the industry.

Additionally, we have explored several strategic partnerships for the continued development and sales of hardware systems (ABM-like machines), POS transaction software (the back-office), designed to reside on an advanced, third-party supplied host platform. The net effect of this strategy is to reduce our business risk, which had been reliant on an in-house ABM development and sales strategy.

     In February 2002, we took the first step in acquiring companies that are complimentary to Greenland in order to provide revenues and earnings. The acquisition of W3M, Inc., the parent of Paradigm Cabling System. Paradigm represented an internal profit center and was intended to help build an infrastructure for our transaction processing and software business. For a number of reasons, including difficulties with audits of Paradigm financial statements and obtaining new capital, the acquisition was cancelled.

Professional  Employment  Organization

In August 2002, as a result of a transaction with ITEC, we formed a wholly-owned subsidiary, ExpertHR, Inc. in order to enter the PEO business. (Also see:" Subsequent Events".)

     The PEO business provides a broad range of services associated with human resources management. These include benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services.

     Administrative Functions. We perform a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing and workers' compensation claims reporting.

     Benefit Plans Administration. We sponsor benefit plans including group health coverage. We are responsible for the costs and premiums associated with these plans, act as plan sponsor and administrator of the plans, negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations, and serve as liaison for the delivery of such benefits to worksite employees.

     Personnel Management. We provide a variety of personnel management services, which provide our client companies access to resources normally found in the human resources departments of larger companies. Our client companies will have access to a personnel guide, which will set forth a systematic approach to administering personnel policies and practices.

     Employer Liability Management. Under our Client Services Agreement ("CSA"), we assume many employment-related responsibilities associated with administrative functions and benefit plans administration. Upon request, we can also provide our clients guidance on avoiding liability for discrimination, sexual harassment, and civil rights violations. We employ counsel specializing in employment law.

     Client Service Agreement. All clients enter into our CSA, which establishes our service fee. The CSA is subject to periodic adjustments to account for changes in the composition of the client's workforce and statutory changes that affect our costs. The CSA also establishes the division of responsibilities between our Company and the client as co-employers. Pursuant to the CSA, we are responsible for personnel administration and are liable for certain employment-related government regulation. In addition, we assume liability for payment of salaries, wages (including payroll taxes), and employee benefits of worksite employees. The client retains the employees' services and remains liable for the purposes of certain government regulations.

     The PEO business is growing rapidly, but profit margins are small. Consequently, profitability depends on (1) economies of scale leading to greater operating efficiencies; and (2) value-added services such as training, education, Internet support, and other services that may be used by employers and employees.

     The income model for this business generally revolves around fees charged per employee. While gross profit is low, revenues are generally substantial. To this end, we intend to pursue acquisitions of small PEO firms. Each acquisition is expected to include retention of some existing management and staff in order to assure continuity of operations.

MANUFACTURING,  PRODUCTION,  AND  SOURCES  OF  SUPPLY

     We outsource the manufacturing and assembly of our MAXcash terminals pursuant to an agreement with California Chassis located in Anaheim, California.

In addition to buying components from outside vendors,we purchase and/or license software programs, including operating systems and intellectual property modules (pre-written software code to execute a specifically defined operation). We have directly licensed system software that is either embedded or otherwise incorporated in our products.

     The MAXcash ABM was designed using a modular approach. The safe case was designed to meet UL-291 standards, using thick, high-grade steel to provide the appropriate levels of cash and system protection. With the exception of our proprietary check imaging hardware, each sub-component (monitor, magnetic card reader, printer, scanner, money dispenser, CPU) is common to other nationally available ATM machines. All key sub-components are mounted on easy-access slides to facilitate replacement if necessary. Brackets, power supplies, cable bundles, hinges and all other peripherals are heavy-duty components to ensure long life and low repair cost. We use subcontractors and suppliers to build machines to meet our requirements.

WARRANTY/MAINTENANCE

We provide a one year full parts and labor warranty for the MAXcash ABM and an extended maintenance plan at additional cost to the purchaser.

RESEARCH  AND  DEVELOPMENT

The markets for our check cashing products and services are characterized by evolving technology, new product introductions, and price competition. Accordingly, we monitor new technology developments and will coordinate with suppliers, distributors, and dealers to enhance existing products and lower costs. Advances in technology require ongoing investment. (Also see "Risks and Uncertainties.")

COMPETITION

The markets for our check cashing products and services are highly competitive. Our ability to compete in our markets depends on a number of factors, including selling prices, product performance, product distribution, marketing ability, and customer support. A key element of our strategy is to provide competitively priced, quality products and services.

     Competitive conditions may adversely affect the Company's revenues, profitability, and ability to expand. We compete with traditional check cashing businesses performing the services in a non-automated, over-the-counter manner and with other companies that use automated check-cashing kiosks.

     Because the automated check cashing technology is relatively new and has only a limited operating history, competition is limited. However, check cashing is a growing industry and traditional check cashing businesses are now considering automating some of their operations as well.

     The PEO business is also highly competitive, with approximately 900 firms operating in the U.S. There are several firms that operate on a nationwide basis with revenues and resources far greater than ours. Some large PEO companies are owned by insurance carriers; and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, and Staff Leasing, Inc. (Also see "Risks and Uncertainties").

INTELLECTUAL  PROPERTY

We intend to protect our technology by filing copyright and patent applications for the patentable technologies that we consider important to the development of our business. We also intend to rely upon trade secrets, know-how, and continuing technological innovations to develop and maintain competitive advantage.

We have filed a copyright application with the U. S. Patent and Trademark Office with respect to our proprietary server technology. We may file patent applications with respect to our kiosk system and any other technology we have developed for use with the MAXcash ABM. There can be no assurance that any U.S. Patent application filed by us, if and when filed, will be granted or, if obtained, will sufficiently protect our proprietary rights.

Even if the patents we apply for are granted, they do not confer on us the right to manufacture and market products if such products infringe patents held by others. We have not undertaken or conducted any comprehensive patent infringement searches or studies. If any such third parties hold any such conflicting rights, we may be required in the future to stop making, using, or selling our products or to obtain licenses from and pay royalties to others, which could have a significant and material adverse effect on us. Further, in such event, there can be no assurance that we would be able to obtain or maintain any such licenses on acceptable terms or at all. (Also see "Risks and Uncertainties.")

PERSONNEL

Including officers, we employed three full-time employees at December 31, 2002. As of the date of this filing, the Company and its subsidiaries employs 12 full-time employees. We also use independent consultants and contractors for a variety of tasks, including engineering, manufacturing, software development, shareholder relations, and sales and marketing. None of our employee's are covered by collective bargaining agreements and we considers our employee relations to be satisfactory.

GOVERNMENT  REGULATION

We are subject to regulation in several jurisdictions in which we operate, including jurisdictions that regulate check cashing fees and payday advance fees. We are subject to federal and state regulations relating to the reporting and recording of certain currency transactions. There can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the ability of us to expand, significantly decrease the service charges for check cashing and/or other services, or prohibit or more stringently regulate the sale of certain goods which could cause a significant adverse effect on our future prospects. States have different licensing requirements. Some states require that the owner of a check-cashing machine obtain the license; others require that the provider of the cash in the machine ("vault cash") obtain a license or the possessor of the machine obtain the license or that we, jointly with the owner, possessor, or vault cash provider obtain a license. Certain states require that the entity to be licensed maintain certain levels of liquid assets for each location at which a machine is placed.

     Under the bank Secrecy Act regulations of the U.S. Department of the Treasury (the "Treasury Department"), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including Greenland, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of any person and result in either cash in or cash out totaling more than $10,000 during any one business day.

There can be no assurance that additional local, state or federal legislation will not be enacted or that existing laws and regulations will not be amended which could have a material adverse effect on our operations and financial condition. (Also see "Risks and Uncertainties.")

PEO  CLIENT  SERVICE  AGREEMENT

     All clients enter into ExpertHR's Client Service Agreement ("CSA"). The CSA generally provides for an on-going relationship, subject to termination by us or the client upon written notice.

     The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client's workforce and statutory changes that affect our costs. The CSA also establishes the division of responsibilities between us and our client as co-employers. Pursuant to the CSA, we are responsible for personnel administration and are liable for certain employment-related government regulation. In addition, we assume liability for payment of salaries and wages (including payroll taxes) of our worksite employees and responsibility for providing employee benefits to such persons, regardless of whether our client company makes timely payment of the associated service fee. Our client retains the employees' services and remains liable for the purposes of certain government regulations, compliance which requires control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume. A third group of responsibilities and liabilities are shared by us and our client where such joint responsibility is appropriate.

     We are responsible for: payment of wages and related tax reporting and remittance (state and federal withholding, FICA, FUTA, state unemployment); workers' compensation compliance, procurement, management and reporting; compliance with COBRA, IRCA, HIPAA and ERISA (for employee benefit plans sponsored by ExpertHR only), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and employee benefits administration.

     Our clients are responsible for: payment, through ExpertHR, of commissions, bonuses, paid leaves of absence and severance payments; payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation; assignment to, and ownership of, all intellectual property rights; compliance with Section-414(o) of the Internal Revenue Code regarding benefit discrimination; compliance with OSHA regulations, EPA regulations, FLSA, WARN and state and local equivalents and compliance with government contracting provisions; compliance with NLRA, including all organizing efforts and expenses related to a collective bargaining agreement and related benefits; professional licensing requirements, fidelity bonding and professional liability insurance; and products produced and/or services provided.

     We are jointly responsible, with our clients, for: implementation of policies and practices relating to the employee/employer relationship; and compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.

     Because we are a co-employer with our client companies for some purposes, it is possible that we could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The CSA addresses this issue by providing that the client will indemnify us for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that we could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question.

     Clients are required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. Although are ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, we retain the ability to terminate the CSA and associated worksite employees or to require prepayment, letters of credit, or other collateral upon deterioration in a client's financial condition or upon non-payment by a client.

GOING  CONCERN  CONSIDERATIPONS

     At December 31, 2002, and for the fiscal year then ended, we had a net loss, negative working capital and a decline in net worth, which raise substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve sales targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. We have reduced and/or discontinued some of our operations and, if we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

     For the year ended December 31, 2002, our net loss was $5.7 million and our decrease in net worth was $32.2 million. At December 31, 2002 our negative working capital was $3.2 million. Specific steps that we have taken to address these problems include the sale of a controlling interest in Greenland to ITEC and entering the PEO business, which is expected to provide revenues and profits in the future. Additionally, we have reduced overhead costs through such actions as reductions in our work force and the relocation of our facilities to reduce rent payments.

     Furthermore, we plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs with interim cash flow deficiencies being addressed through additional equity financing. We also plan to pursue the acquisition of business units that will be consistent with our PEO business strategies. We anticipate that all of these initiatives will be carried out throughout the fiscal year ending December 31, 2003.

RISKS  AND  UNCERTAINTIES

LIMITED  OPERATING  HISTORY:

     We began our check cashing operations in 1998 and has been inactive for the past two years. Additionally, we entered the PEO business in January 2003. Accordingly, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which early stage companies in rapidly evolving industries such as automated check cashing and professional employment services are exposed. We cannot provide assurances that its business strategy will be successful or that we will successfully address these risks and the risks described herein.

IF WE ARE UNABLE TO SECURE FUTURE CAPITAL, WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS.

     Our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. (See "Potential Fluctuation in Our Quarterly Performance.") The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

     To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our December 31, 2002 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

POTENTIAL  FLUCTUATION  IN  QUARTERLY  PERFORMANCE:

     Quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a material adverse effect on our results of operations. The factors include: the timing of product/services announcements and subsequent introductions of new or enhanced products and/or services by us and by our competitors, the availability and cost of inventories, the market acceptance of products and services, changes in our prices and in our competitors' prices, the timing of expenditures for staffing and related support costs, the extent and success of advertising, research and development expenditures, and changes in general economic conditions.

     We may experience significant quarterly fluctuations in revenues and operating expenses as we introduce new products and services; especially as we enter the PEO business. Furthermore, quarterly results are not necessarily indicative of future performance for any particular period.

RISK  OF  TECHNICAL  PROBLEMS  OR  PRODUCT  DEFECTS:

     There can be no assurances that, despite testing and quality assurance efforts that may be performed by us and/or our manufacturers and subcontractors, that technical problems or product defects will not be found. These problems or product defects could result in the loss or delay in market acceptance and sales, diversion of development resources, injury to our reputation, and/or increased service and support costs, any one of which could have material adverse effects on our business, financial condition, and results of operations.

GOVERNMENT  REGULATION:

     We are subject to regulation in several jurisdictions in which we operate, including jurisdictions that regulate check cashing fees and payday advance fees. We could also become subject to federal and state regulations relating to the reporting and recording of certain currency transactions. There can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit our ability to expand, significantly decrease the service charges for check cashing, payday advances and/or other services, or prohibit or more stringently regulate the sale of certain goods and services, which could cause a significant adverse effect on our future prospects.

SINCE OUR COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO, WE MAY EXPERIENCE A REDUCTION IN MARKET SHARE AND REVENUES.

     The markets for our products and services are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: the frequency and success of product and services introductions by us and by our competitors, the selling prices of our products and services and of our competitors' products and services, the performance of our products and of our competitors' products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors.

     The PEO industry is highly fragmented. While many of our competitors have limited operations, there are several PEO companies equal or substantially greater in size than ours. We also encounter competition from "fee-for-service" companies such as payroll processing firms, insurance companies, and human resources consultants. The large PEO companies have substantially more resources than us and provide a broader range of resources than we do.

IF WE ACQUIRE COMPLEMENTARY BUSINESSES, WE MAY NOT BE ABLE TO EFFECTIVELY INTEGRATE THEM INTO OUR CURRENT OPERATIONS, WHICH WOULD ADVERSELY AFFECT OUR OVERALL FINANCIAL PERFORMANCE.

     In order to grow our business, we may acquire businesses that we believe are complementary. To successfully implement this strategy, we must identify suitable acquisition candidates, acquire these candidates on acceptable terms, integrate their operations and technology successfully with ours, retain existing customers and maintain the goodwill of the acquired business. We may fail in our efforts to implement one or more of these tasks. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we do. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Our overall financial performance will be materially and adversely affected if we are unable to manage internal or acquisition-based growth effectively. Acquisitions involve a number of risks, including: integrating acquired products and technologies in a timely manner, integrating businesses and employees with our business, managing geographically-dispersed operations, reductions in our reported operating results from acquisition-related charges and amortization of goodwill, potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees, the diversion of management attention, the assumption of unknown liabilities, potential disputes with the sellers of one or more acquired entities, our inability to maintain customers or goodwill of an acquired business, the need to divest unwanted assets or products, and the possible failure to retain key acquired personnel.

     Client satisfaction or performance problems with an acquired business could also have a material adverse effect on our reputation, and any acquired business could significantly under perform relative to our expectations. We cannot be certain that we will be able to integrate acquired businesses, products or technologies successfully or in a timely manner in accordance with our strategic objectives, which could have a material adverse effect on our overall financial performance.

     In addition, if we issue equity securities as consideration for any future acquisitions, existing stockholders will experience ownership dilution and these equity securities may have rights, preferences or privileges superior to those of our common stock.

DEVELOPING  MARKETS  AND  APPLICATIONS:

     The markets for our products and services are relatively new and are still developing. We believe that there has been growing market acceptance for check cashing services. We cannot be certain, however, that these markets will continue to grow. Other technologies are constantly evolving and improving. We cannot be certain that products and services based on these other technologies will not have a material adverse effect on the demand for our products and services.

DEPENDENCE  UPON  SUPPLIERS:

     We depend on acquiring products and software from outside suppliers. We rely heavily on these suppliers for upgrades and support. We cannot be certain that all of our suppliers will continue to make their products and technologies available to us, or that these suppliers will not provide their products and technologies to other companies simultaneously.

COMPONENT  AVAILABILITY  AND  COST;  DEPENDENCE  ON  SINGLE  SOURCES:

     We presently outsource the production of some of our manufactured products through a number of vendors. These vendors assemble products, using components we purchase from other sources or from their own inventory. The terms of supply contracts are negotiated separately in each instance. Although we have not experienced any difficulty in the past in engaging contractors or in purchasing components, present vendors may not have sufficient capacity to meet projected market demand for our products and alternative production sources may not be available without undue disruption.

     While most components are available locally from multiple vendors, certain components used in our products are only available from single sources. Although alternative suppliers are readily available for many components, for some components the process of qualifying replacement suppliers, replacing tooling or ordering and receiving replacement components could take several months and cause substantial disruption to operations. Any significant increase in component prices or decrease in component availability could have a material adverse effect on our business and overall financial performance.

DEPENDENCE  ON  KEY  PERSONNEL:

     Our success is dependent, in part, upon our ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and we will be adversely affected if it is unable to attract additional key employees or if it loses one or more key employees. We may not be able to retain our key personnel.

POSSIBILITY  OF  CHALLENGE  TO  PRODUCTS  OR  INTELLECTUAL  PROPERTY  RIGHTS:

     We intend to protect our technology by filing copyright and patent applications for the patentable technologies that we consider important to the development of our business. We also intend to rely upon trade secrets, know-how and continuing technological innovations to develop and maintain competitive advantage.

     We have filed a copyright application with the U. S. Patent and Trademark Office with respect to our server technology. We may file patent applications with respect to our kiosk system and any other technology we have developed for use with the MAXcash ABM. There can be no assurance that any U.S. Patent application, if and when filed, will be granted or, if obtained, will sufficiently protect our proprietary rights.

     Even if the patents we apply for are granted, they do not confer on us the right to manufacture and market products if such products infringe patents held by others. We have not undertaken or conducted any comprehensive patent infringement searches or studies. If any such third parties hold any such conflicting rights, we may be required in the future to stop making, using or selling its products or to obtain licenses from and pay royalties to others, which could have a significant and material adverse effect on the Company.
Further, in such event, there can be no assurance that we would be able to obtain or maintain any such licenses on acceptable terms or at all.

     Additionally, competitors may assert that we infringe on their patent rights. If we fail to establish that we have not violated the asserted rights, we could be prohibited from marketing the products that incorporate the technology and we could be liable for damages. We could also incur substantial costs to redesign our products or to defend any legal action taken against us.

RELIANCE  ON  INDIRECT  DISTRIBUTION:

     Sales of the MAXcash ABM are principally made through distributors, which may carry competing product lines. These distributors could reduce or discontinue sales of our products, which could materially and adversely affect our future success. These independent distributors may not devote the resources necessary to provide effective sales and marketing support of our products. In addition, distributors are not required to carry any inventory of MAXcash ABM systems. These distributors are substantially dependent on general economic conditions and other unique factors affecting our markets. We believe that our growth and success, in the near-term, will depend in part upon our distribution channels. Our business could be materially and adversely affected if our distributors fail to provide sales of our products.

INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES, AND WORKERS' COMPENSATION RATES WILL HAVE A SIGNIFICANT EFFECT ON OUR FUTURE FINANCIAL PERFORMANCE.

     Health insurance premiums, state unemployment taxes, and workers' compensation rates are, in part, determined by our claims experience, and comprise a significant portion of our direct costs. We employ risk management procedures in an attempt to control claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, should we experience a large increase in claims activity, the unemployment taxes, health insurance premiums, or workers' compensation insurance rates we pay could increase. Our ability to incorporate such increases into service fees to clients is generally constrained by contractual agreements with our clients. Consequently, we could experience a delay before such increases could be reflected in the service fees we charge. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

WE CARRY SUBSTANTIAL LIABILITY FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS.

     Under our client service agreements, we become a co-employer of worksite employees and we assume the obligations to pay the salaries, wages, and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not merely as an agent of the client company. Our obligations include responsibility for (a) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and (2) providing benefits to worksite employees even if the costs incurred by us to provide such benefits exceed the fees paid by the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on the Company's financial condition or results of operations.

AS A MAJOR EMPLOYER, OUR OPERATIONS ARE AFFECTED BY NUMEROUS FEDERAL, STATE, AND LOCAL LAWS RELATED TO LABOR, TAX, AND EMPLOYMENT MATTERS.

     By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities or an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs; and the definition of "employer" under these laws is not uniform. Additionally, some of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to our PEO relationship with our worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company's financial condition or results of operations.

     While many states do not explicitly regulate PEOs, 21 states have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs and, in some cases, codify and clarify the co-employment relationship for unemployment, workers' compensation, and other purposes under state law. There can be no assurance that we will be able to satisfy licensing requirements of other applicable relations for all states. Additionally, there can be no assurance that we will be able to renew our licenses in all states.

THE MAINTENANCE OF HEALTH AND WORKERS' COMPENSATION INSURANCE PLANS THAT COVER WORKSITE EMPLOYEES IS A SIGNIFICANT PART OF OUR BUSINESS.

     The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship, and on terms that we believe to be favorable. While we believe that replacement contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

OUR STANDARD AGREEMENTS WITH PEO CLIENTS ARE SUBJECT TO CANCELLATION ON 60-DAYS WRITTEN NOTICE BY EITHER THE COMPANY OR THE CLIENT.

     Accordingly, the short-term nature of these agreements make us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. Additionally, our results of operations are dependent, in part, upon our ability to retain or replace client companies upon the termination or cancellation of our agreements.

A NUMBER OF LEGAL ISSUES REMAIN UNRESOLVED WITH RESPECT TO THE CO-EMPLOYMENT AGREEMENT BETWEEN A PEO AND ITS WORKSITE EMPLOYEES, INCLUDING QUESTIONS
CONCERNING THE ULTIMATE LIABILITY FOR VIOLATIONS OF EMPLOYMENT AND DISCRIMINATION LAWS.

     Our client service agreement establishes a contractual division of responsibilities between us and our clients for various personnel management matters, including compliance with and liability under various government regulations. However, because we act as a co-employer, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although our agreement provides that the client is to indemnify us for any liability attributable to the conduct of the client, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. Additionally, worksite employees may be deemed to be agents of the Company, subjecting us to liability for the actions of such worksite employees.

VOLATILITY  OF  STOCK  PRICE:

     The market price of our common stock historically has fluctuated significantly. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. economy; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers.

     In addition, in recent years, the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated to our operating performance.

IF OUR OPERATIONS CONTINUE TO RESULT IN A NET LOSS, NEGATIVE WORKING CAPITAL AND A DECLINE IN NET WORTH, AND WE ARE UNABLE TO OBTAIN NEEDED FUNDING, WE MAY BE FORCED TO DISCONTINUE OPERATIONS.

     For several recent periods, up through the present, we had a net loss, negative working capital and a decline in net worth, which raise substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve revenue targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. Although we have reduced our work force and suspended some of our operations, if we are unable to achieve the necessary product sales or raise or obtain needed funding, we may be forced to discontinue operations.

ABSENCE  OF  DIVIDENDS:

     We have not paid any cash dividends on our common stock to date and we do not anticipate paying cash dividends in the foreseeable future.

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

DESCRIPTION  OF  PROPERTY

     We currently occupy approximately 3,000 square feet of office space at 17075 Via Del Campo, San Diego, California, on a month-to-month basis. PEO operations are also conducted from small branch offices we share with ITEC in Troy Michigan.

ITEM  3.

LEGAL  MATTERS

     Greenland, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut-down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by the Company and Seren. We resolved the dispute between us and entered into settlement agreement. However, none of the parties have brought suit against the Company and/or Seren at this time. There can be no assurance, however, that such suit(s) will not be brought in the future.

     On May 23, 2001, the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001, the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The Company and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby Mr. Armani agreed to make certain cash payments to the Company and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, the Company obtained a judgment against Mr. Armani for $100,000. The Company is continuing its efforts to collect on the judgment.

     On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland Corporation as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between the Company and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by the Company. The Complaint seeks damages in the amount of approximately $500,000. Although the Company remains liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. The Company recorded a lease termination liability of $275 thousand during the year ended December 31, 2001. The Company entered into a settlement agreement with Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") whereby the Company agreed to pay the sum of $220,000 to the Landlord in installments payments of $20,000 in May 2002, $50,000 in October 2002 and the remaining balance in December 2002. In the event the Company defaults in any or all scheduled payments, the Landlord is entitled to a stipulated judgment of approximately $275,000. The Company was unable to make the scheduled payments and as a result, on July 8, 2002, the Landlord has entered a judgment lien against the Company in the amount of $279,654.

      The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for board seats and stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares (prior to a 1:50 reverse stock split in October 2002) of common stock for the investment. The shares were returned to us and were cancelled. This case is set for trial in April 2003.

     On July 5, 2001 Max Farrow, a former officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock. The good faith settlement was approved by the court and the agreed upon consideration was delivered to Mr. Farrow. The action against the Company has been consolidated with the Company's legal action against Intellicorp. The Company believes that it has a valid defense to the allegations of Mr. Farrow.

     Fund Recovery, a temporary staffing services filed a complaint against us alleging breach of contract. A summary judgment motion is pending. The Company recorded the liability amount of $14 thousand in the consolidated financial statements.

     John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. Mr. Ellis appears to have abandoned this action in arbitration and has elected to pursue a civil suit.

John Ellis has filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action. The Company believes it has valid defense to the allegations. This amount was recorded as a liability in the consolidated financial statements.

NKS Enterprises, Inc. commenced a legal action against us in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case was settled in December 2002. The maximum amount to be paid under the settlement is $100,000. In exchange, Greenland will receive the MaxCash ABM sold to NKS Enterprises. This amount was recorded as a liability in the consolidated financial statements.

     The Company's officers and directors are aware of no other threatened or pending litigation, which would have a material, adverse effect on us. From time to time we are a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in our opinion, should not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM  4.

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     A Special Meeting of the Shareholders of Greenland Corporation (the "Company") was held on October 15, 2002 at which shareholders approved: (1) an amendment to the Certificate of Incorporation in order to effect a stock combination (reverse split) of the Common Stock in an exchange ratio of one newly issued share for each fifty outstanding shares of Common Stock; and (2) the sale of 14,400,000 shares of the Company's common stock to ITEC, which, pursuant to the Agreement to Acquire Shares entered into between the Company and ITEC on August 5, 2002, resulted in a change of control of the Company.

PART  II.
---------

ITEM  5.

MARKET  FOR  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER  MATTERS

     Our common stock is traded in the over-the-counter market, and quoted on the OTC Electronic Bulletin Board under the symbol "GRLC". Our common stock has traded, during the fiscal year ended December 31, 2002 between $1 and $0.01 per share. The number of shares of record of common stock, $.001 par value, was 12,789,281 at December 31, 2002 and 137,092,181 at March 31, 2003. The following table sets forth the quarterly high and low last sales prices per share for the common stock as reported by the OTC Electronic Bulletin Board:


                          HIGH    LOW
                          ------  -----
Year ended Dec. 31, 2001
------------------------
     First quarter . . .  $21.00  $4.50
     Second quarter. . .    4.50   1.50
     Third quarter . . .    2.00   0.50
     Fourth quarter. . .    2.00   0.50

Year ended Dec. 31, 2002
     First quarter . . .  $ 0.25  $0.03
     Second quarter. . .    1.00   0.23
     Third quarter . . .    0.10   0.02
     Fourth quarter. . .    0.05   0.01

     On March 31, 2003, the last sales price for the common stock as reported by the OTC Electronic Bulletin Board was $0.01 per share. On March 31, 2003 there were approximately 6,500 shareholders of record of the common stock.

We have not paid any cash dividends on our common stock, and we do not currently intend to pay cash dividends on our common stock. The current policy of the Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of our business. Such policy will be reviewed by the Board of Directors from time-to-time in light of, among other things, our earnings and financial position and limitations imposed by our lenders, if any.

ITEM  6.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion pertains to our operations and financial condition as of December 31, 2002, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

Check  Cashing

Greenland has developed proprietary software that is capable of providing support for delivery to consumers of a range of on-line financial services including check cashing, ATM, money orders and phone card dispensing services. We have developed, manufactured and has delivered limited numbers of freestanding kiosks, under the trademarked brand name MAXcash ABM. The unit is similar in appearance to an ATM machine. We acquired our base technology in May 1998, when Check Central was incorporated into Greenland as a wholly-owned subsidiary.

We have invested capital, time, and effort in the development and evolution of our back-office, risk management and transaction support software systems. Due to shortages of working capital and litigation with a key supplier, we have altered our plans for ongoing development, production, and marketing of the MAXcash ABM system. However, we believe that there is further opportunity to market the MAXcash ABM kiosk through PEO customers of our ExpertHR subsidiary; and to clients of other PEO companies in order to provide check cashing and other automated banking services to employees.

Our strategy for marketing and sales of the MAXCash ABM, during fiscal 2001, was directed at locating distributors of ATM machines and entering into distribution agreements. Although we signed a number of such agreements, significant unit sales did not materialize.

In the past, our strategy has been oriented around two revenue streams: (1) sales of the MAXcash ABM and (2) fees earned in connection with the various banking services provided on each of the machines in operation. However, without sufficient numbers of machines in the field, this revenue stream has not produce material results.

While we are optimistic that we can successfully produce and sell MAXcash ABM kiosks to PEO clients (ours and others), there can be no assurance that we will achieve our goals in this regard. (Also see "Risks and Uncertainties" and "Business Strategy.")

Professional  Employer  Organization

     Anticipating the acquisition of a controlling interest in the shares of Greenland by ITEC (which closed in January 2003), in August 2002, we embarked on program to become a PEO provider.

     We now provide, through our wholly-owned ExpertHR subsidiary, comprehensive personnel management services. We provide a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

     We anticipate reporting revenues from our PEO activities in the period ending March 31, 2003.

     As of the end of fiscal 2002, our business continues to experience operational and liquidity challenges. Accordingly, year-to-year financial comparisons may be of limited usefulness now and for the next several periods due to changes in our business as these changes relate to potential acquisitions of new businesses and changes in products and services.

     Our current strategy is: (1) to expand our PEO business; (2) to commercialize our MAXcash ABM products and technology.

     To successfully execute our current strategy, we will need to improve our working capital position. The report of the Company's independent auditors accompanying our December 31, 2002 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional and financing, and renegotiating existing obligations.

     There can be no assurance, however, that wewill be able to complete any additional financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities, including any potential mergers or acquisitions. Our inability to fund our capital requirements would have a material adverse effect on the Company. (Also see "Liquidity and Capital Resources." and "Risks and Uncertainties - Future Capital Needs." )

ACQUISITION  OF  BUSINESS  UNITS  OR  BUSINESS  ACCOUNTS

     Subsequent to December 31, 2002, on March 8, 2003, we entered into a Stock Purchase Agreement along with ITEC, to acquire an Oklahoma-based PEO company, which we have organized as ExpertHR-OK, a wholly-owned subsidiary of Greenland. We estimate the purchase price to be $1,250,000, which is payable in shares of convertible preferred stock (convertible into common stock or payable in cash within two years). The purchase price was computed as 150% of the gross profit of the acquired company, subject to audited financial statements as of March 31, 2003. We will provide details of the transaction on Form 8-K.

     Subsequent to December 31, 2002, on March 1,2003, the Company entered into a Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements (the "Accounts") with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations ("Staff Pro"). The purchase price, subject to adjustment, is Two Hundred Sixty Nine Thousand Four Hundred Eighty Three Dollars ($269,483.00) payable as follows: (i) Payment of $22,457.50 not later than March 18, 2003 (the "First Payment"); (ii) payment of $22,457.50 within 30 days of the First Payment (the "Second Payment"); (iii) monthly payments of $8,940.37 per month commencing 30 days after the Second Payment and continuing for 24 months; (iv) one million restricted shares of ITEC. The
Adjustment: The Purchase Price is based on representations by Staff Pro that the Accounts constitute a revenue base of $11,065,832 (the "Revenue Base"). In the event, either prior to or during the 24 month payment period, there is a reduction in the Revenue Base, the Purchase price will be reduced proportionately to said reduction of the Revenue Base. Provided, however, if during the first 90 days after the effective date of the Agreement, Staff Pro causes any existing client to execute a new client agreement with the Company on terms and conditions satisfactory to the Company, then that client shall be excluded from the revenue base calculation.

     Subsequent to December 31, 2002, on February 16, 2003, the Company entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements (the "Accounts") with certain existing clients of Accord Human
Resources, Inc, an Oklahoma corporation ("Accord"). The Purchase Price is calculated on a commission basis as follows: Greenland shall pay Accord an amount ("Accord Commission") equal to (25%) twenty-five percent of Gross Profits generated during a three (3) year period (the "Commission Period") beginning on the later to occur of February 1, 2003, or the date of Greenland's first payroll covering Existing Clients. The Company estimates that the acquired business will result in revenues of approximately $15,000,000 in fiscal 2003.

RESULTS  OF  OPERATIONS

REVENUE

For the year ended December 31, 2002, we had no revenues, compared to revenues of $523 thousand for the year ended December 31, 2001.

     Our sales operations for our principal product, the MAXcash ABM, were temporarily suspended due to shortages of working capital and a legal dispute with our software provider.

     We had a gross loss on sales in the year ended December 31, 2001 or $353 thousand.

COST  OF  SALES

We incurred total costs of revenues of $876 thousand (168% of revenues) from our two segments for the year December 31, 2001. The costs incurred in the equipment sales segment were $317 thousand for the year ended December 31, 2001.
Manufacturing costs include fixed overhead expenses for items such as supervision, testing, and facilities, as well as the direct cost of the machines sold. The gross margin on machine sales for the year ended December 31, 2001 was $(189) thousand.

Costs associated with transaction processing, included in cost of sales, were $559 thousand for the year ended December 31 2001, resulting in gross margins on transaction revenue of $(164) thousand. Processing costs included fixed overhead expenses such as the amortization of software development costs, depreciation, labor, and communications.

OPERATING  EXPENSES

Operating expenses for the years ended December 31, 2002, and 2001 were $2.4 million and $3.7 million, respectively. The $1.3 million (35%) decrease was due primarily to reduced operations related to manufacturing, sales, and engineering.

There were no research and development costs for the years ended December 31, 2002, and 2001, respectively.

NON-OPERATING  EXPENSES

Non-operating expenses were $2.9 million for the year ended December 31, 2002 compared to $976 thousand for the year ended December 31, 2001, an increase of $1.9 million (192%). The increase was due primarily to the impairment of intangible assets, which include our software development costs associated with the MAXcash ABM system.

NET  LOSS

The net loss for the year ended December 31, 2002 was $5.7 million compared to $5.2 million for fiscal year 2001, an increase of $480 thousand (9%), due primarily to increased non-operating expenses, including impairment of assets and inventory obsolescence.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. To date, we have not been able to support our operations from revenues through sales of products or services.

     In April 2001, we announced that we had temporarily suspended our check cashing operations in order to minimize our check cashing risk, reduce operating losses, and to conserve capital.

     At December 31, 2002, we had a working capital deficit of $3.2 million compared with a working capital deficit of $1.8 million at December 31, 2001. The decrease of $1.4 million (81%) resulted primarily from an increase in accrued expenses.

     Stockholders' equity decreased for the year ended December 31, 2002 from the previous fiscal year by $4.8 million, due primarily to the $5.7 million comprehensive loss, which was offset by increased paid-in-capital of $113 thousand.

     Net cash used for operating activities was $28 thousand compared to $785 thousand in fiscal 2001. The changes are due primarily to expenses associated with impairment of assets.

     There was no net cash provided by or used for investing activities in the year ended December 31, 2002. Net cash provided by investing activities was $603 thousand in fiscal 2001 as a result of receipt of investment capital pursuant to a private placement of our common stock.

     Net cash from financing activities was $39 thousand for the year ended December 31, 2002 compared to $114 thousand in the prior year; a decrease of $75 thousand (66%). The decrease was due primarily to changes in notes payable and the exercise of warrants and options.

     We  have  no  material  commitments  for  capital  expenditures.

     Subsequent to December 31, 2002, the Company issued 124,302,900 shares of common stock. 9.2 million shares were issued for services and 115,102,900 shares were issued to ITEC as described herein.

     Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to marketing and selling our products and services, and other factors. We anticipates that our capital requirements will increase in future periods as we reduces our debt and increase our sales and marketing efforts. The report of our independent auditors accompanying our December 31, 2002 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth.

     We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity and/or debt financing.

     We continue to pursue additional financings to fund our operations and growth. There can be no assurance, however, that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce, or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company. Also see "Risks and Uncertainties--Future Capital Needs."

SUBSEQUENT  EVENTS

     On January 14, 2003, the Company completed its sale of 19,183,390 shares of Greenland common stock, which represent sixty percent (60%) of the issued and outstanding shares of the Company, to Imaging Technologies Corporation ("ITEC"). Additionally, the Company sold warrants to purchase 95,319,510 shares of the Company's common stock to ITEC, which will represent an additional thirty percent (30%) of the issued and outstanding shares of the Company. The sale price for the shares and the exercise of the warrants was $2,250,000 in the form of a promissory note convertible into shares of common stock of ITEC, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. The warrants have been exercised, but are deliverable pursuant to the terms of the Closing Agreement, which details certain sales performance provisions.

     Subsequent to December 31, 2002, the Company issued 124,302,900 shares of common stock for services and for the sale mentioned above and for shareholders who exercised their warrants.

     Subsequent to December 31, 2002, on March 8, 2003, we entered into a Stock Purchase Agreement along with ITEC, to acquire an Oklahoma-based PEO company, which we have organized as ExpertHR-OK, a wholly-owned subsidiary of Greenland. We estimate the purchase price to be $1,250,000, which is payable in shares of convertible preferred stock (convertible into common stock or payable in cash within two years). The purchase price was computed as 150% of the gross profit of the acquired company, subject to audited financial statements as of March 31, 2003. We will provide details of the transaction on Form 8-K.

     Subsequent to December 31, 2002, on March 1,2003, the Company entered into a Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements (the "Accounts") with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations ("Staff Pro"). The purchase price, subject to adjustment, is Two Hundred Sixty Nine Thousand Four Hundred Eighty Three Dollars ($269,483.00) payable as follows: (i) Payment of $22,457.50 not later than March 18, 2003 (the "First Payment"); (ii) payment of $22,457.50 within 30 days of the First Payment (the "Second Payment"); (iii) monthly payments of $8,940.37 per month commencing 30 days after the Second Payment and continuing for 24 months; (iv) one million restricted shares of ITEC. The
Adjustment: The Purchase Price is based on representations by Staff Pro that the Accounts constitute a revenue base of $11,065,832 (the "Revenue Base"). In the event, either prior to or during the 24 month payment period, there is a reduction in the Revenue Base, the Purchase price will be reduced proportionately to said reduction of the Revenue Base. Provided, however, if during the first 90 days after the effective date of the Agreement, Staff Pro causes any existing client to execute a new client agreement with the Company on terms and conditions satisfactory to the Company, then that client shall be excluded from the revenue base calculation.

     Subsequent to December 31, 2002, on February 16, 2003, the Company entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements (the "Accounts") with certain existing clients of Accord Human
Resources, Inc, an Oklahoma corporation ("Accord"). The Purchase Price is calculated on a commission basis as follows: Greenland shall pay Accord an amount ("Accord Commission") equal to (25%) twenty-five percent of Gross Profits generated during a three (3) year period (the "Commission Period") beginning on the later to occur of February 1, 2003, or the date of Greenland's first payroll covering Existing Clients. The Company estimates that the acquired business will result in revenues of approximately $15,000,000 in fiscal 2003.

             RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Greenland Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on judgments of management.

Management is further responsible for maintaining internal controls designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are carefully followed. From a shareholder's point of view, perhaps the most important feature in internal control is that it is continually reviewed for effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel, and a strong program of internal audit.

Kabani & Company, Inc., an independent auditing firm, is engaged to audit the consolidated financial statements of Greenland Corporation and subsidiaries and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management.

The Board of Directors, through the Audit Committee (composed entirely of independent Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee annually recommends to the Board of Directors the selection of the independent auditors and submits the selection for ratification by shareholders at the Company's annual meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 2002 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To reinforce complete independence, Kabani & Company, Inc. has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

By     /s/  Thomas  Beener
       -------------------

     Thomas  Beener
     President,  and  Chief  Executive  Officer

ITEM  7.
FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                   PAGE
                                                                   ----

Report of independent accountants . . . . . . . . . . . . . . . .    27
Consolidated balance sheet as of December 31, 2002. . . . . . . .    28
Consolidated statements of operations for the years ended
     December 31, 2002 and 2001 . . . . . . . . . . . . . . . . .    29
Consolidated statements of stockholders' equity (deficit) for the
years ended December 31, 2002 and 2001. . . . . . . . . . . . . .    30
Consolidated statements of cash flows for the years ended
     December 31, 2002 and 2001 . . . . . . . . . . . . . . . . .    31
Notes to consolidated financial statements. . . . . . . . . . . .    32

                          INDEPENDENT AUDITORS' REPORT

To  the  Stockholders  and  Board  of  Directors
Greenland  Corporation

We have audited the accompanying consolidated balance sheet of Greenland Corporation, a Nevada Corporation and subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenland
Corporation and subsidiary as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $32,236 thousand including net losses of $5,714 thousand and $5,234 thousand for the years ended December 31, 2002 and 2001, respectively. The Company has a working capital deficiency of $3,197 thousand on December 31, 2002. These factors as discussed in Note 5 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
March  31,  2003

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002




(in thousands, except share amounts)

ASSETS
----------------------------------------------------------------------------------------

CURRENT ASSETS:
     Cash & cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              4

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                90

DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                18
                                                                                          -----------------

                                                                                          $            112
                                                                                          =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            772
     Accrued expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,673
     Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               379
     Note payable-related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               245
     Current  maturities of obligations under capital lease. . . . . . . . . . . . . . .               133
                                                                                          -----------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .             3,202

Long term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -
Obligations under capital lease less current maturities. . . . . . . . . . . . . . . . .                28

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Convertible Preferred Class A stock, $.001 par value;
     Authorized shares 10,000, issued and outstanding share 0. . . . . . . . . . . . . .                 -
     Common stock, $.001 par value; authorized shares
        500,000,000, 12,789,281 shares issued and outstanding. . . . . . . . . . . . . .               471
     Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            29,249
     Subscribed shares and receivables . . . . . . . . . . . . . . . . . . . . . . . . .              (602)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (32,236)
                                                                                          -----------------
          Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . .            (3,118)
                                                                                          -----------------
                                                                                          $            112
                                                                                          =================


The accompanying notes are an integral part of these consolidated financial statements.

                              REENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2002
                                                                                          --------------------

Net Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 -

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -
                                                                                          --------------------

Gross loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -

Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,374
                                                                                          --------------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (2,374)

Non-operating income (expense):
     Inventory obsolescence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (146)
     Loss on sale of investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -
     Impairment of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -
     Impairment of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . .               (2,213)
     Impairment of asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (300)
     Litigation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (160)
     Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (3)
     Loss on termination of lease. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (65)
     Gain on sale of asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  150
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (117)
                                                                                          --------------------
Total non-operating income (expense) . . . . . . . . . . . . . . . . . . . . . . . . . .               (2,854)
                                                                                          --------------------

Loss before income tax and extraordinary item. . . . . . . . . . . . . . . . . . . . . .               (5,228)

Provision for income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2
                                                                                          --------------------

Net Loss before extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .               (5,230)

Extraordinary item - loss on settlement of debts . . . . . . . . . . . . . . . . . . . .                 (484)
                                                                                          --------------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (5,714)

Beneficial conversion feature of preferred stock . . . . . . . . . . . . . . . . . . . .                    -
                                                                                          --------------------

Comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            (5,714)
                                                                                          ====================

Basic and diluted weighted average number of shares
   of common stock outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,634
                                                                                          ====================

Basic and diluted net loss per share:

   Loss before extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             (0.79)
   Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (0.07)
   Beneficial conversion feature of preferred stock. . . . . . . . . . . . . . . . . . .                    -
                                                                                          --------------------
   Net loss applicable to common shareholder . . . . . . . . . . . . . . . . . . . . . .  $             (0.86)
                                                                                          ====================

The accompanying notes are an integral part of these consolidated financial statements.


(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2001
                                                                                          --------------------

Net Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               523

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  876
                                                                                          --------------------

Gross loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (353)

Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,676
                                                                                          --------------------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (4,029)

Non-operating income (expense):
     Inventory obsolescence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -
     Loss on sale of investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (397)
     Impairment of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (150)
     Impairment of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . .                    -
     Impairment of asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -
     Litigation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -
     Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (66)
     Loss on termination of lease. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (275)
     Gain on sale of asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   46
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (134)
                                                                                          --------------------
Total non-operating income (expense) . . . . . . . . . . . . . . . . . . . . . . . . . .                 (976)
                                                                                          --------------------

Loss before income tax and extraordinary item. . . . . . . . . . . . . . . . . . . . . .               (5,005)

Provision for income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2
                                                                                          --------------------

Net Loss before extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .               (5,007)

Extraordinary item - loss on settlement of debts . . . . . . . . . . . . . . . . . . . .                  (77)
                                                                                          --------------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (5,084)

Beneficial conversion feature of preferred stock . . . . . . . . . . . . . . . . . . . .                 (150)
                                                                                          --------------------

Comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            (5,234)
                                                                                          ====================

Basic and diluted weighted average number of shares
   of common stock outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,444
                                                                                          ====================

Basic and diluted net loss per share:

   Loss before extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             (2.05)
   Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (0.03)
   Beneficial conversion feature of preferred stock. . . . . . . . . . . . . . . . . . .                (0.06)
                                                                                          --------------------
   Net loss applicable to common shareholder . . . . . . . . . . . . . . . . . . . . . .  $             (2.14)
                                                                                          ====================

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

(thousands). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  SUBSCRIBED         ACCUMULATED
                                                                                          PREFERRED  STOCK   COMMON STOCK
                                                                                          ADDITIONAL         SUBSCRIBED
                                                                                          SHARES             AMOUNT

BALANCE AT DECEMBER 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -   $           -
                                                                                                         -
Shares issued for investment, 60 shares. . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued to purchase assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .                37               2
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .               178              13
Subscribed shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Warrants to purchase shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Cancellation of shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (8)             (1)
Options issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Sale of marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Beneficial conversion feature of preferred stock . . . . . . . . . . . . . . . . . . . .                 -               -
Receipt of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -

BALANCE AT DECEMBER 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
                                                                                          -----------------  --------------
                                                                                                         -               -
Shares cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Subscribed shares unissued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for legal settlement . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Stock pptions issued for comp and services . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for prepaid expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -

BALANCE AT DECEMBER 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -   $           -
                                                                                          -----------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

(thousands)
                                                                                          PREFERRED  STOCK   COMMON STOCK
                                                                                          PAID-IN            SUBSCRIBED
                                                                                          SHRS               AMT

BALANCE AT DECEMBER 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -   $           -
                                                                                                         -
Shares issued for investment, 60 shares. . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued to purchase assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .                37               2
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .               178              13
Subscribed shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Warrants to purchase shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Cancellation of shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (8)             (1)
Options issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Sale of marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Beneficial conversion feature of preferred stock . . . . . . . . . . . . . . . . . . . .                 -               -
Receipt of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -

BALANCE AT DECEMBER 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
                                                                                          -----------------  --------------
                                                                                                         -               -
Shares cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Subscribed shares unissued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for legal settlement . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Stock pptions issued for comp and services . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Shares issued for prepaid expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -

BALANCE AT DECEMBER 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -   $           -
                                                                                          -----------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.


(thousands)
                                                                                          ADDITL   SHARES

                                                                                          SHARS    AMT      CAPITAL    UNISSUED

BALANCE AT DECEMBER 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,423   $    70  $ 24,399          -

Shares issued for investment, 60 shares. . . . . . . . . . . . . . . . . . . . . . . . .     600         -
Shares issued to purchase assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20         1        19          -
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .     183         -
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     515        25     1,100          -
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .     717         -
Subscribed shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     917        46       983       (712)
Warrants to purchase shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -        54          -
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     206        10       396          -
Cancellation of shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (198)        -
Options issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60         3       233          -
Sale of marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -         -          -
Beneficial conversion feature of preferred stock . . . . . . . . . . . . . . . . . . . .       -         -       150          -
Receipt of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -       500          -
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -         -          -

BALANCE AT DECEMBER 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,348       169    29,136       (712)
                                                                                          -------  -------  ---------  ---------

Shares cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -      (600)         -
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .     181         9        10          -
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,297       192       489          -
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .   1,643        82       114          -
Subscribed shares unissued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2         -         3        496
Shares issued for legal settlement . . . . . . . . . . . . . . . . . . . . . . . . . . .     200        10         1          -
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     118         6        (6)         -
Stock pptions issued for comp and services . . . . . . . . . . . . . . . . . . . . . . .       -         -        75          -
Shares issued for prepaid expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,000         3        27          -
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -         -          -

BALANCE AT DECEMBER 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12,789   $   471  $ 29,249       (216)
                                                                                          -------  -------  ---------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                    CONTINUED

(thousands). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  SUBSCRIBED      ACCUMULATED
                                                                                          SHARES          OTHER
                                                                                          UNISSUED        COMPREHENSIVE
                                                                                           & RECEIVABLE   INCOME

BALANCE AT DECEMBER 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (133)  $         (315)

Shares issued for investment, 60 shares. . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Shares issued to purchase assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .              -                -
Subscribed shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Warrants to purchase shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (298)               -
Cancellation of shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Options issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Sale of marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              315
Beneficial conversion feature of preferred stock . . . . . . . . . . . . . . . . . . . .              -                -
Receipt of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -

BALANCE AT DECEMBER 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (431)               -
                                                                                          --------------  ---------------

Shares cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .              -                -
Subscribed shares unissued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Shares issued for legal settlement . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             75                -
Stock pptions issued for comp and services . . . . . . . . . . . . . . . . . . . . . . .              -                -
Shares issued for prepaid expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (30)               -
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -

BALANCE AT DECEMBER 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (386)  $            -
                                                                                          --------------  ---------------
The accompanying notes are an integral part of these consolidated financial statements.


(thousands). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  TOTAL
                                                                                          STOCKHOLDERS'
                                                                                          ACCUM            EQUITY
                                                                                          DEFICIT           (DEFICIT)

BALANCE AT DECEMBER 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (21,288)  $   2,733

Shares issued for investment, 60 shares. . . . . . . . . . . . . . . . . . . . . . . . .               -         600
Shares issued to purchase assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          20
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .               -         185
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -       1,125
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .               -         730
Subscribed shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         317
Warrants to purchase shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          54
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         108
Cancellation of shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -        (199)
Options issued for services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         236
Sale of marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         315
Beneficial conversion feature of preferred stock . . . . . . . . . . . . . . . . . . . .               -         150
Receipt of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         500
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,234)     (5,234)

BALANCE AT DECEMBER 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (26,522)      1,640
                                                                                          ---------------  ----------

Shares cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -        (600)
Shares issued for settlement of debts. . . . . . . . . . . . . . . . . . . . . . . . . .               -          19
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         681
Shares issued for salaries & reimbursement . . . . . . . . . . . . . . . . . . . . . . .               -         196
Subscribed shares unissued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         499
Shares issued for legal settlement . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          11
Exercised warrants & options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          75
Stock pptions issued for comp and services . . . . . . . . . . . . . . . . . . . . . . .               -          75
Shares issued for prepaid expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           -
Net loss for the year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,714)     (5,714)

BALANCE AT DECEMBER 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (32,236)  $  (3,118)

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2002
                                                                                          ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             (5,714)
Adjustments to reconcile net loss to net cash used
   in operating activities:

Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   482
Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   258
Options issued for compensation & service. . . . . . . . . . . . . . . . . . . . . . . .                    75
Realized loss on the sale & disposal of investments. . . . . . . . . . . . . . . . . . .                     -
Inventory obsolescence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   146
Impairment of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,513
Impairment of investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -
Net (gain)loss on sale & disposal of asset . . . . . . . . . . . . . . . . . . . . . . .                  (147)
Net loss on settlement of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   484
Loss on termination of lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    65
Beneficial conversion feature of preferred stock . . . . . . . . . . . . . . . . . . . .                     -
Stock issued for services, prepaid & legal settlement. . . . . . . . . . . . . . . . . .                   722
Stock issued for salaries & reimbursement. . . . . . . . . . . . . . . . . . . . . . . .                   196
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    11
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -
Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    40
(Increase) decrease in other asset . . . . . . . . . . . . . . . . . . . . . . . . . . .                    15
Increase / (decrease) in current liabilities:. . . . . . . . . . . . . . . . . . . . . .                   826
                                                                                          ---------------------
Total Adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 5,686
                                                                                          ---------------------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .                   (28)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .                     -
Receipt of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -
Proceeds from sale of investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -
                                                                                          ---------------------

Net cash provided by investing activities. . . . . . . . . . . . . . . . . . . . . . . .                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants & options . . . . . . . . . . . . . . . . . . . .                     -
Principal payments on capital leases . . . . . . . . . . . . . . . . . . . . . . . . . .                  (142)
(Payment)/Proceeds from note payable . . . . . . . . . . . . . . . . . . . . . . . . . .                   (59)
Proceeds from note payable-related party . . . . . . . . . . . . . . . . . . . . . . . .                   226
                                                                                          ---------------------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . .                    25

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (3)

CASH AND CASH EQUIVALENTS,
   BEGINNING BALANCE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     7
                                                                                          ---------------------

CASH & CASH EQUIVALENTS,
   ENDING BALANCE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  4
                                                                                          =====================

SUPPLEMENTAL INFORMATION:
Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 20
                                                                                          =====================
Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  -
                                                                                          =====================

The accompanying notes are an integral part of these consolidated financial statements.


(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2001
                                                                                          -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               (5,234)
Adjustments to reconcile net loss to net cash used
   in operating activities:

Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     767
Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     126
Options issued for compensation & service. . . . . . . . . . . . . . . . . . . . . . . .                     236
Realized loss on the sale & disposal of investments. . . . . . . . . . . . . . . . . . .                     397
Inventory obsolescence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       -
Impairment of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       -
Impairment of investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     150
Net (gain)loss on sale & disposal of asset . . . . . . . . . . . . . . . . . . . . . . .                      20
Net loss on settlement of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      77
Loss on termination of lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     275
Beneficial conversion feature of preferred stock . . . . . . . . . . . . . . . . . . . .                     150
Stock issued for services, prepaid & legal settlement. . . . . . . . . . . . . . . . . .                   1,126
Stock issued for salaries & reimbursement. . . . . . . . . . . . . . . . . . . . . . . .                     730
(Increase) / decrease in current assets:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (372)
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     173
Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (32)
(Increase) decrease in other asset . . . . . . . . . . . . . . . . . . . . . . . . . . .                      14
Increase / (decrease) in current liabilities:. . . . . . . . . . . . . . . . . . . . . .                     612
                                                                                          -----------------------
Total Adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   4,449
                                                                                          -----------------------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .                    (785)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .                     (61)
Receipt of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     500
Proceeds from sale of investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .                     164
                                                                                          -----------------------

Net cash provided by investing activities. . . . . . . . . . . . . . . . . . . . . . . .                     603

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants & options . . . . . . . . . . . . . . . . . . . .                     108
Principal payments on capital leases . . . . . . . . . . . . . . . . . . . . . . . . . .                    (116)
(Payment)/Proceeds from note payable . . . . . . . . . . . . . . . . . . . . . . . . . .                      83
Proceeds from note payable-related party . . . . . . . . . . . . . . . . . . . . . . . .                      39
                                                                                          -----------------------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . .                     114

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (68)

CASH AND CASH EQUIVALENTS,
   BEGINNING BALANCE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      75
                                                                                          -----------------------

CASH & CASH EQUIVALENTS,
   ENDING BALANCE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      7
                                                                                          =======================

SUPPLEMENTAL INFORMATION:
Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                   83
                                                                                          =======================
Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3
                                                                                          =======================

The accompanying notes are an integral part of these consolidated financial statements.

                              GREENLAND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

NOTE  1.     DESCRIPTION  OF  BUSINESS  AND  SEGMENTS

Greenland Corporation was formed on July 17, 1986 and was in the development stage until September 1994, when it acquired Gam Properties, Inc. Upon the disposition of the subsidiary at December 31, 1997, Greenland Corporation reentered the development stage and was in the development stage until the third quarter of 1999. Greenland Corporation is engaged in the production, distribution, servicing and marketing of advanced automatic check cashing machines similar to bank ATMs through its wholly owned subsidiary Check Central, Inc. (collectively, the Company). The Company markets and sells its products throughout the United States and grants unsecured credit to its customers. During the year 2001, the management of the Company determined that its efforts to develop, produce, and successfully market and support its MAXcash ABM system may be beyond the scope of its currently available resources. On April 2, 2001, the Company announced that it was temporarily suspending its Check Central subsidiary check cashing operations until such time as the integration of the Company's Check Central software with the MAXcash operating system was complete, in order to minimize its check cashing risk, reduce operating losses, and to conserve capital.

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

ACCOUNTS  RECEIVABLE

In determining the allowance to be maintained, the management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts was at 100% of accounts receivable, amounting to $391,978 as of December 31, 2002.

INVENTORIES

Inventories are stated at lower of cost, first-in first-out basis, or market. Provision for potentially obsolete or slow-moving inventory was made at 100% of inventory, amounting to $292,819 as of December 31, 2002.

PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 1.5 to 7 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred.

CAPITALIZATION  OF  INTERNAL-USE  SOFTWARE  COSTS

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. This is in compliance with the accounting requirements of SOP NO. 98-1. Capitalized software had been amortized over a period of 5 years using the straight-line method. The unamortized portion of software costs were written off as of December 31, 2002 as the management determined this being impaired.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company reviews its long-lived assets and intangibles for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates assets for impairment by comparing undiscounted future cash flows to the carrying amount of the asset. If impairment exists, the amount of impairment is measured as the amount by which the carrying amount of the asset exceeds its fair value. Management evaluated its long-term and intangible assets for impairment and impairment loss of $2.2 million was recognized for intangible assets and $300 thousand was recognized for equipment in 2002.

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

REVENUE  RECOGNITION

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Revenue is recognized when merchandise is shipped to a customer or services are rendered. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company did not have any revenue in the year 2002.

ADVERTISING

Expenditures for advertising and sales promotion are charged to expense as incurred. Advertising costs for the years ended December 31, 2002 and 2001 were $0 and $1 thousand, respectively.

INCOME  TAXES

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

COMPREHENSIVE  INCOME

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. At December 31, 2002, the Company did not have an accumulated comprehensive amount in the balance sheet.

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

RECLASSIFICATIONS

Certain reclassifications were made to the 2001 financial statements to confirm to the 2002 presentation.

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

The adoption of above pronouncements, did materially impact the Company's financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

NOTE  5.     GOING  CONCERN  UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $3.2 million and an accumulated deficit of $32.2 million as of December 31, 2002, including losses of $5.7 million and $5.2 million for the years ended December 31, 2002 and 2001, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

On March 28, 2001, the Company announced that it had entered an agreement with a NASD approved Underwriter, referred to in Company communications as an "institutional private equity investor," under which the Underwriter agreed to purchase shares of the Company's common stock over the next three years. Generally, under the terms of the agreement, the Underwriter has agreed to purchase such amounts of common stock as the Company elects to sell the Underwriter. The purchase price for the shares is generally the lesser of (1) the market price less $0.075 per share or (2) 93% of the market price. The agreement limits the amount of common shares that the Underwriter is obligated to purchase during any 61-day period to 9.9% of the total common shares outstanding and is subject to an overall cap of $35 million over the three-year term of the agreement. The Underwriter's obligation to purchase shares terminates upon the occurrence of various events as specified in the agreement. The actual amount of common stock that the Underwriter may purchase is dependant on, among other things, (1) the market price of the Company's stock and (2) whether a termination event occurs. The agreement must be registered and declared effective by the Securities and Exchange Commission. In consideration for executing the agreement, the Underwriter will receive warrants to purchase 5,390,000 shares of Common stock. There can be no assurance that the Company will sell any stock to the Underwriter under the terms of the agreement. No activity has taken place on this agreement as of this reporting date.

On January 14, 2003, the Company completed its sale of 19,183,390 shares of Greenland common stock, which represent sixty percent (60%) of the issued and outstanding shares of the Company, to Imaging Technologies Corporation ("ITEC"). Additionally, the Company sold warrants to purchase 95,319,510 shares of the Company's common stock to ITEC, which will represent an additional thirty percent (30%) of the issued and outstanding shares of the Company. The sale price for the shares and the exercise of the warrants was $2,250,000 in the form of a promissory note convertible into shares of common stock of ITEC, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. (see note 26)

NOTE  6.     CONCENTRATION  OF  CREDIT  RISK

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation for amounts up to $100 thousand.

NOTE  7.     INVENTORIES

Inventories  at  December  31,  2002  were  as  follows:

                                  (In thousands)

Raw materials . . . . . . . . .  $          293
Work-in-progress. . . . . . . .             -0-
Finished goods. . . . . . . . .             -0-
                                 ---------------
                                            293
Less allowance for obsolescence            (293)
                                 ---------------

                                 $            0
                                 ===============

Inventories are stated at lower of cost, first-in first-out basis or market. Provision for potentially obsolete or slow moving inventory is made at 100% since the Company did not have any operation since March 2001.

NOTE  8.     ACCOUNTS  RECEIVABLE

Majority of the Company's account receivable was from CardPlus International, Inc. The Company entered into an agreement with CardPlus International, Inc., the nation's only certified minority electronic payments processor. Pursuant to the agreement CardPlus purchased six interactive check cashing Maxcash Automated Banking Machine kiosks. These terminals are to be processed from CardPlus' Denver Colorado electronic transaction and data processing center. This transaction is the first purchase under the Company's ongoing strategy to aggressively pursue sales of the Maxcash ABM to customers that have their own processing capabilities. The Company has reserved 100% against the receivable for allowance for bad debts given the probability of collection.

NOTE  9.     PROPERTY  AND  EQUIPMENT

Net  property  and  equipment  at  December  31,  2002  was  as  follows:

(In thousands)

Computers and equipment. . . . . . . . . . .  $     143
Furniture & equipment under capital leases .        537
Demonstration equipment. . . . . . . . . . .        127
Furniture and fixtures . . . . . . . . . . .         64
                                              ----------
                                                    871

Accumulated depreciation & amortization
(Including accumulated depreciation of
481,168 on leased assets and impairment). .       (781)
                                              ----------

                                              $      90
                                              ==========

Depreciation expense, including capital lease assets, for the years ended December 31, 2002 and 2001 were $145 thousand and $259 thousand, respectively.

The Company wrote off the net book balance of equipment related to check cashing operations as of December 31, 2002 amounting $300 thousand as impairment of asset.

NOTE  10.     INVESTMENT

On September 28, 2001 the Company purchased 100,000 shares of common stock, representing five percent of the issued and outstanding shares of common stock, of ZZYZX Peripherals, Inc (the "ZZYZX Shares"). The Company acquired the ZZYZX Shares for 60 shares of Class A Convertible Preferred shares of the Company (the "Company Shares"). The investment was carried at a cost of $600,000 determined by fair value of the Class A Convertible Preferred Stock issued and exchanged. Investment is adjusted for decline in fair value that is other than temporary. The Company's investments in marketable equity securities were being held for an indefinite period and, in accordance with the Financial Accounting Standards Board's Statement 115 (FASB 115), were classified as available for sale. Mr. Gene Cross, a Director and shareholder of Greenland, was also a Director and shareholder of ZZYZX. Of the ZZYZX Shares purchased by Greenland, Mr. Cross owned 20,000 shares. Mr. Frank Kavanaugh, a Director and shareholder of ZZYZX, controlled DK Capital and Bet Trust and was a shareholder of Greenland Corporation. Of the ZZYZX Shares purchased by Greenland, DK Capital and Bet Trust together owned 40,000 shares.

At December 31, 2001, the Company determined the fair value of the investment at $450,000 based upon market value of the investment. The Company charged $150,000 to earnings in 2001 as other than temporary impairment of the investment. On June 10, 2002, this purchase agreement was rescinded and both parties returned the shares received upon purchase. The Company reversed $150,000 charged in 2001 as a gain on disposal of investment in the year ended December 31, 2002.

On April 16, 2001 the Company sold all of its investments in common stock of Telenetics Corporation. The common stock was carried at fair value. During the year ended December 31, 2001, the Company realized $397 thousand of losses and $164 thousand of proceeds from sales of shares in the investment. Cost is determined based on specific identification.

NOTE  11.     INTANGIBLE  ASSETS

The Company reviews its intangibles for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Management evaluates assets for impairment by comparing undiscounted future cash flows to the carrying amount of the assets. If impairment exists, the amount of impairment is measured as the amount by which the carrying amount of the asset exceeds its fair value. Management evaluated its intangible asset for impairment and wrote off the balance of goodwill in the amount of $1.6 million as a loss in the year ended December 31, 2002 as required by SFAS 142 and is stated in Note 3 above.

NOTE  12.     ACCRUED  EXPENSES

Accrued  expenses  at  December  31,  2002  are  as  follows:

(in thousands)

Accrued expenses. . . . . . . . . . .  $         745
Accrued payroll liabilities . . . . .            795
Accrued interest. . . . . . . . . . .            101
Accrued warranty expense. . . . . . .              2
Customer deposits . . . . . . . . . .              3
Customer prepaid communication costs.             27
                                       -------------
                                       $       1,673
                                       =============

NOTE  13.     CAPITAL  LEASES

During 2000, the Company obtained financing for certain furniture and equipment through leases with interest rates ranging from 15.68% through 25.47%. Future minimum lease payments under the capital leases for the years ending December 31 are as follows:

(in thousands)

     2003. . . . . . . . . . . . . .  $        150
     2004. . . . . . . . . . . . . .            27
     2005. . . . . . . . . . . . . .             4
                                      -------------
Total minimum lease payments . . . .           181
Less amount representing interest. .           (20)
                                      -------------
Present value of net lease payments.           161
Less current portion . . . . . . . .          (133)
                                      -------------
Long term portion. . . . . . . . . .  $         28
                                      =============

NOTE  14.     NOTES  PAYABLE  TO  RELATED  PARTIES

Notes  payable  to  related  parties  at  December  31,  2002  were  as follows:

(In thousands)

Note payable to a stockholder and officer of the Company. Unsecured,
   and interest at 8%.  Principal due February 2002.. . . . . . . . . .  $         2

Note payable to a stockholder and officer of the Company. Unsecured,
   and interest at 8%.  Principal due December 2003.. . . . . . . . . .           57


Notes payable to a stockholder and officer of the Company. Interest at
   8%.  Principal due at various dates through December 2003. . . . . .          186
                                                                         -----------

                                                                         $       245
                                                                         ===========

The Company repaid notes payable during the year ended December 31, 2002 to related parties of $19 thousand through the issuance of stock.

The total interest expense on these notes for the year ended December 31, 2002 was $11 thousand.

NOTE  15.     NOTES  PAYABLE

Notes  payable  at  December  31,  2002  were  as  follows:

(In thousands)

Note payable to an unrelated party, with interest at 10%.  Due through
   the payment of commissions earned through March 9, 2001.. . . . . . .  $      320

Revolving Line-of-credit agreement with a commercial bank, which allows for advances up to a maximum of $150 thousand. The line expires on July 17, 2003. Interest at the bank's reference rate plus
   2.0% but not less than 8.5%. The line will be secured by company assets and personally guaranteed by a director and stockholder of
   the Company.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59
                                                                          ----------

                                                                          $      379
                                                                          ==========

NOTE  16.     STOCKHOLDERS'  EQUITY

CONVERTIBLE  PREFERRED  STOCK

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The company issued 60 Class A preferred stock convertible into $10,000 worth of shares of Greenland Corporation common stock for acquisition of investment (note 18) in the year ended December 31, 2001. On June 10, 2002, this purchase agreement was rescinded and both parties returned the shares received upon purchase.

The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value of ten thousand Dollars ($10,000), with a par value to be determined at the discretion of the Board of directors. The Company has not issued any Class B convertible preferred stock through December 31, 2002.

The Company has no convertible preferred stock outstanding as of December 31, 2002.

COMMON  STOCK  SPLIT

The Company implemented the 50-to-1 reverse stock split on October 29, 2002. All shares have been restated retroactively to affect this reverse stock split.

COMMON  STOCK  ISSUED

The Company issued 4.3 million and 515 thousand shares of its common stock for services during the years ended December 31, 2002 and 2001, respectively. The Company has recognized expenses for such services in the amount of $681 thousand and $1.1 million in 2002 and 2001, respectively.

The Company issued 181 thousand and 37 thousand shares of common stock during the years ended December 31, 2002 and 2001 in settlement of debts totaling $19 thousand and $185 thousand, respectively.

The Company issued 20 thousand shares in the year ended December 31, 2001 to acquire assets totaling $20 thousand.

The Company issued 1.6 million and 178 thousand shares of common stock for salaries and employee reimbursement totaling $196 thousand and $730 thousand in 2002 and 2001, respectively.

In 2001, the Company cancelled 8 thousand shares of common stock issued for bonus in year 2000, amounting $199 thousand.

In 2002, the Company issued 200 thousand shares of common stock for legal settlement amounting $11 thousand.

SUBSCRIBED  SHARES  UNISSUED

During 2001, the Company had $712 thousand for unissued shares of exercised warrant. This amount was reduced to $216 thousand in 2002. These amounts from the unissued shares are carried in the accompanying consolidated statement of stockholders equity.

WARRANTS  ISSUED

The Company issued warrants to purchase 110 thousand shares in the year ended December 31, 2001 in conjunction with notes and for other services. The Company has outstanding warrant of 77 thousand shares as of December 31, 2002.

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

In 2002 and 2001, the Company issued non-qualified options to employees and directors to purchase 14.1 and 1.1 million shares with a weighted average strike price of $0.0035 and $1.00 and recorded $92 thousand and $182 thousand of expenses, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2002 and 2001: risk free interest rate of 3.5% and 6%; dividend yield of 0%and 0%; expected lives of the options of 5 years; and volatility of 209% and 100%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effects on compensation expense and net income had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended December 31, 2002 and 2001 are as follows:

(In thousands, except per share data)
                                             2002      2001
                                          --------  --------

Net Loss . . . . . . . . . . . . . . . .  $(5,714)  $(5,234)
Add: Adjustment to compensation expense.      (47)     (178)
Net loss, pro forma. . . . . . . . . . .   (5,761)   (5,412)
Loss per share, pro forma. . . . . . . .    (0.87)    (2.21)

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2002 and 2001:

                                      WEIGHTED AVERAGE
                                      NUMBER OF          EXERCISE
                                      SHARES             PRICE
                                      -----------------  --------------
                                         (In thousands)

Outstanding at January 1, 2001 . . .               737   $         3.50
    Granted. . . . . . . . . . . . .             1,139             1.00
    Exercised. . . . . . . . . . . .                 -                -
    Expired. . . . . . . . . . . . .              (620)            2.50
                                      -----------------  --------------
Outstanding at December 31, 2001 . .             1,256   $         1.73
                                      -----------------  --------------
    Granted in 2002. . . . . . . . .            14,100             0.01
    Exercised. . . . . . . . . . . .              (112)            0.92
    Expired. . . . . . . . . . . . .              (421)            0.75
                                      -----------------  --------------
Outstanding at December 31, 2002 . .            14,823   $         0.10
                                      =================  ==============
Options exercisable at Dec. 31, 2002            14,763   $         0.09
                                      =================  ==============

The weighted average grant date fair value of all options granted during 2002 and 2001 for options whose exercise price is less-than the market price of the stock on the date of grant is $0.01.

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2002:

                 NON-EXERCISABLE OPTIONS      EXERCISABLE OPTIONS
                 ---------------------------  ---------------------------

                 WEIGHTED AVERAGE REMAINING   WEIGHTED AVERAGE REMAINING
                 CONTRACTUAL                  CONTRACTUAL
EXERCISE PRICE.  NUMBER                       LIFE                         NUMBER  LIFE
---------------  ---------------------------  ---------------------------  ------  ----
                              (in thousands)               (in thousands)

 $0.01 - $0.01.                       14,100                           10
0.01 - $14.5 .                           60                          8.5     663   8.5

WARRANTS

The following summary presents warrants sold, exercised, expired and outstanding at December 31, 2002 and 2001:

                                           WEIGHTED AVERAGE
                                           NUMBER OF          EXERCISE
                                           WARRANTS           PRICE
                                           -----------------  -----------
                                              (in thousands)

Outstanding at January 1, 2001. . . . . .               912   $     50.00
    Issued. . . . . . . . . . . . . . . .               110          6.50
    Exercised . . . . . . . . . . . . . .              (121)         2.00
    Expired . . . . . . . . . . . . . . .              (588)        43.00
                                           -----------------  -----------
Outstanding at December 31, 2001. . . . .               313         66.50
                                           -----------------  -----------
    Issued in 2002. . . . . . . . . . . .                 -             -
    Exercised . . . . . . . . . . . . . .                 -             -
    Expired . . . . . . . . . . . . . . .               236         61.30
Outstanding at December 31, 2002. . . . .                77   $      8.00
                                           =================  ===========
Warrants exercisable at December 31, 2002                77   $      8.00
                                           =================  ===========

The following summary presents the exercise prices, number of warrants outstanding and exercisable, and the remaining contractual lives of the Company's stock warrants at December 31, 2002:

                 OUTSTANDING WARRANTS
                 ---------------------------

                 WEIGHTED AVERAGE REMAINING
                 CONTRACTUAL
EXERCISE PRICE.  NUMBER                       LIFE
---------------  ---------------------------  ---------
                              (in thousands)

2.50 - $12.50.                           77  1.0 years

NOTE  17.     PROVISION  FOR  INCOME  TAXES

The total change in the valuation allowance from continuing and discontinued operations for the years ended December 31, 2002 and 2001 was $2.3 million and $1.7million, respectively.

Income tax benefit at the federal statutory rate is reconciled to the Company's actual income tax provision as follows:

(in thousands). . . . . . . . . . . . . . . . . . . .    2002    2001
                                                       ------  -------

Current:
     Federal. . . . . . . . . . . . . . . . . . . . .  $  -0-  $  -0-
     State. . . . . . . . . . . . . . . . . . . . . .       2       2
                                                       ------  -------
                                                            2       2
                                                       ------  -------
Deferred:
     Federal. . . . . . . . . . . . . . . . . . . . .   1,002    (645)
     State. . . . . . . . . . . . . . . . . . . . . .     177    (163)
     Tax benefit of net operating loss carryforwards.   1,100   2,530
                                                       ------  -------
                                                        2,279   1,722
     Change in valuation allowance. . . . . . . . . .   2,277   1,720
                                                       ------  -------
                                                       $    2  $    2
                                                       ======  =======

Income tax benefit at the federal statutory rate is reconciled to the Company's actual income tax provision (in thousands) as follows:

                                                2002   2001
                                                -----  -----

Tax expense (credit) at statutory rate-federal  (34)%  (34)%
State tax expense net of federal tax . . . . .    (6)    (6)
Permanent differences. . . . . . . . . . . . .     2      2
Changes in valuation allowance . . . . . . . .    38     38
                                                -----  -----
Tax expense at actual rate . . . . . . . . . .     -      -
                                                -----  -----

The Company's total deferred tax assets and deferred tax liabilities (in thousands) at December 31, 2002 and 2001 are as follows:

                                                     2002                2001
                                        ------------------  ------------------
Deferred tax asset:
     Net operating loss carryforwards.  $          10,291   $           9,015
     AR receivable allowance . . . . .                103                   -
     Impairment of assets. . . . . . .              1,005                   -
     Capital loss carryforward . . . .                  -                 389
     Other . . . . . . . . . . . . . .                127                 108
                                        ------------------  ------------------
          Total deferred tax asset:. .             11,526               9,512
     Valuation allowance . . . . . . .            (11,315)             (9,038)
                                        ------------------  ------------------
          Net deferred tax asset . . .                211                 474
                                        ------------------  ------------------

Deferred tax liability:
     State income tax. . . . . . . . .                211                 463
     Other . . . . . . . . . . . . . .                  -                  11
                                        ------------------  ------------------
          Total deferred tax liability                211                 474
                                        ------------------  ------------------
          Net deferred tax . . . . . .  $               0   $               0
                                        ------------------  ------------------

Federal and state net operating loss carryforwards of $25,727 thousand will expire through 2022 and 2007, respectively. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Because the Company underwent an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change may be subject to an annual limitation which could reduce or defer the utilization of those net operating loss carryforwards.

NOTE  18.     CONVERTIBLE  PREFERRED  STOCK

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share.

The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors.

The Company has no convertible preferred stock outstanding through December 31, 2002.

NOTE  19.     EARNINGS  PER  SHARE

Basic and diluted net loss per share for the year ended December 31, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share (in thousands, except for per share data):

                                                                       2002            2001
                                                               -------------  --------------
Numerators for basic and diluted earnings per share -
     Net loss . . . . . . . . . . . . . . . . . . . . . . . .        (5,714)         (5,234)
Denominator for basic and diluted loss per share
     Adjusted weighted-average shares and assumed conversions         6,634           2,444

Basic earnings (loss) per share:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $      (0.86)  $       (2.14)
                                                               =============  ==============

Diluted earnings (loss) per share:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $      (0.86)  $       (2.14)
                                                               =============  ==============

Outstanding options and warrantswere not included in the computation of diluted EPS because the effect of their exercise would be anti-dilutive.

NOTE  20.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company issued 4.3 million and 515 thousand shares of its common stock for services during the years ended December 31, 2002 and 2001, respectively. The Company has recognized expenses for such services in the amount of $681 thousand and $1.1 million in 2002 and 2001, respectively.

The Company issued 181 thousand and 37 thousand shares of common stock during the years ended December 31, 2002 and 2001 in settlement of debts totaling $19 thousand and $185 thousand, respectively.

The Company issued 20 thousand shares in the year ended December 31, 2001 to acquire assets totaling $20 thousand.

The Company issued 1.6 million and 178 thousand shares of common stock for salaries and employee reimbursement totaling $196 thousand and $730 thousand in 2002 and 2001, respectively.

In 2001, the Company cancelled 8 thousand shares of common stock issued for bonus in year 2000, amounting $199 thousand.

In 2002, the Company issued 200 thousand shares of common stock for legal settlement amounting $11 thousand.

In 2001, the Company issued 60 shares of class A convertible preferred stock to acquire 100,000 shares of ZZYZX. The Class A Preferred stocks are convertible into $600 thousand worth of shares of the Company common stock. In 2002, these shares were returned when the agreement was rescinded.

In 2002 and 2001, the Company issued non-qualified options to employees and directors to purchase 14.1 and 5.5 million shares and recorded $92 thousand and $182 thousand of expenses, respectively.

NOTE  21.     SEGMENTS  AND  MAJOR  CUSTOMERS

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

The following is information for the Company's reportable segments for the year ended December 31, 2002 (in thousands):

                                        Sales     Processing
                                        Segment   Segment       Unallocated    Total
                                        --------  ------------  -------------  --------

Revenue. . . . . . . . . . . . . . . .  $    -0-  $       -0-   $        -0-   $   -0-
Gross margin . . . . . . . . . . . . .       -0-          -0-            -0-       -0-
Depreciation and amortization. . . . .       -0-          406             76       482
Interest expense . . . . . . . . . . .       -0-          -0-            117       117
Other, net . . . . . . . . . . . . . .       -0-          -0-         (5,115)   (5,115)
Loss from continuing operations before
   income taxes. . . . . . . . . . . .       -0-         (406)        (5,308)   (5,714)

Identifiable assets. . . . . . . . . .       -0-          -0-            112       112
Capital expenditures . . . . . . . . .       -0-          -0-            -0-       -0-

The following is information for the Company's reportable segments for the year ended December 31, 2001 (in thousands):

                                 Processing
                                 Sales Segment    Segment    Unallocated    Total
                                 ---------------  ---------  -------------  --------

Revenue . . . . . . . . . . . .  $          128   $    395   $        -0-   $   523
Gross margin. . . . . . . . . .            (189)      (164)           -0-      (353)
Depreciation and amortization .              13        412            342       767
Interest expense. . . . . . . .             -0-        -0-            134       134
Other, net. . . . . . . . . . .             -0-        -0-         (4,176)   (4,176)
Loss from continuing operations
   before income taxes. . . . .            (189)      (164)        (4,652)   (5,005)

Identifiable assets . . . . . .             337      2,992            697     4,026
Capital expenditures. . . . . .             -0-        -0-             61        61

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.

NOTE  22.     OPERATING  LEASE

The Company had lease agreement for its office facilities under an operating lease expiring August 14, 2003 with monthly payments of $6 thousand due at the beginning of the month. In September 2002, the Company moved into a new office space. The Company shares this office space with ITEC and does not pay any rent. The unpaid rent through the lease term was accrued in the consolidated financial statements.

NOTE  23.     REPURCHASE  OF  DISTRIBUTOR  AGREEMENT

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

NOTE  24.     SOFTWARE  DEVELOPMENT  REVENUES

In anticipation of entering into a long term check cashing services agreement with ACS Retail Solutions, Inc. (ACS), the Company entered into an Interim Work and Assignment Agreement with ACS in June 2000. Under the terms of the Interim Agreement the Company provided development services, and recorded $303 thousand in revenues for those services in 2000. As a result of a dispute between Greenland Corporation and Seren Systems, Inc. regarding ownership of the software technology, the Company was unable to complete its obligation with respect to this Agreement. As a result, the Company recorded an $84 thousand reserve against the unpaid receivable balance in the year ended December 31, 2000. These services were accounted for on a percentage of completion basis. There was no such revenue in the year ended December 31, 2002 and 2001.

NOTE  25.     LEGAL  PROCEEDINGS

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

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. This case is set for trial in April, 2003.

On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener,
Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock. The good faith settlement was approved by the court and the agreed upon consideration was delivered to Mr. Farrow. The action against the Company has been consolidated with the Company's legal action against Intellicorp. The Company believes that it has a valid defense to the allegations of Mr. Farrow.

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

John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. Mr. Ellis appears to have abandoned this action in arbitration and has elected to pursue a civil suit.

John Ellis has filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. This amount was recorded as a liability in the consolidated financial statements.

NKS Enterprises, Inc. commenced a legal action against the Company in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case was settled in December 2002. The maximum amount to be paid under the settlement is $100,000. In exchange, Greenland will receive the MaxCash ABM sold to NKS Enterprises. This amount was recorded as a liability in the consolidated financial statements.

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

NOTE  26.     SUBSEQUENT  EVENTS

On January 14, 2003, the Company completed its sale of 19,183,390 shares of Greenland common stock, which represent sixty percent (60%) of the issued and outstanding shares of the Company, to Imaging Technologies Corporation ("ITEC"). Additionally, the Company sold warrants to purchase 95,319,510 shares of the Company's common stock to ITEC, which will represent an additional thirty percent (30%) of the issued and outstanding shares of the Company. The sale price for the shares and the exercise of the warrants was $2,250,000 in the form of a promissory note convertible into shares of common stock of ITEC, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. The warrants have been exercised, but are deliverable pursuant to the terms of the Closing Agreement, which details certain sales performance provisions.

Subsequent to December 31, 2002, the Company issued 124,302,900 shares of common stock for services and for the sale mentioned above and for shareholders who exercised their warrants.

Subsequent to December 31, 2002, on March 8, 2003, we entered into a Stock Purchase Agreement along with ITEC, to acquire an Oklahoma-based PEO company, which we have organized as ExpertHR-OK, a wholly-owned subsidiary of Greenland. We estimate the purchase price to be $1,250,000, which is payable in shares of convertible preferred stock (convertible into common stock or payable in cash within two years). The purchase price was computed as 150% of the gross profit of the acquired company, subject to audited financial statements as of March 31, 2003. We will provide details of the transaction on Form 8-K.

Subsequent to December 31, 2002, on March 1,2003, the Company entered into a Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements (the "Accounts") with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations ("Staff Pro"). The purchase price, subject to adjustment, is Two Hundred Sixty Nine Thousand Four Hundred Eighty Three Dollars ($269,483.00) payable as follows: (i) Payment of $22,457.50 not later than March 18, 2003 (the "First Payment"); (ii) payment of $22,457.50 within 30 days of the First Payment (the "Second Payment"); (iii) monthly payments of $8,940.37 per month commencing 30 days after the Second Payment and continuing for 24 months; (iv) one million restricted shares of ITEC. The
Adjustment: The Purchase Price is based on representations by Staff Pro that the Accounts constitute a revenue base of $11,065,832 (the "Revenue Base"). In the event, either prior to or during the 24 month payment period, there is a reduction in the Revenue Base, the Purchase price will be reduced proportionately to said reduction of the Revenue Base. Provided, however, if during the first 90 days after the effective date of the Agreement, Staff Pro causes any existing client to execute a new client agreement with the Company on terms and conditions satisfactory to the Company, then that client shall be excluded from the revenue base calculation.

Subsequent to December 31, 2002, on February 16, 2003, the Company entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements (the "Accounts") with certain existing clients of Accord Human Resources, Inc, an Oklahoma corporation ("Accord"). The Purchase Price is calculated on a commission basis as follows: Greenland shall pay Accord an amount ("Accord Commission") equal to (25%) twenty-five percent of Gross Profits generated during a three (3) year period (the "Commission Period") beginning on the later to occur of February 1, 2003, or the date of Greenland's first payroll covering Existing Clients. The Company estimates that the acquired business will result in revenues of approximately $15,000,000 in fiscal 2003.

ITEM  8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART  III.
----------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------      --------------------------------------------------------

DIRECTORS

     The directors and executive officers of Greenland, their ages and positions with the Company as of December 31, 2002 are as follows:

NAME . . . . . . .  AGE  SINCE  DIRECTOR TITLE
------------------  ---  -----  ------------------------------------

Thomas Beener. . .   53   1999  Director and Chief Executive Officer
Brian Bonar. . . .   55   2003  Chairman of the Board of Directors
Richard H. Green .   66   2003  Director
Robert A. Dietrich   57   2003  Director
Eric W. Gaer . . .   54   2003  Director
Gene Cross . . . .   66   1998  Director
George Godwin. . .   66   1998  Director

     Thomas Beener, has served as Chief Executive Officer since 2001. He joined the Company in 1998 as General Counsel and Secretary; and became a Director in January 1999. Mr. Beener has an extensive background in securities law. He is a Corporate/Securities Attorney with experience in public company counsel work, corporate, public offerings and private placements, securities compliance, mergers and acquisitions, technology licensing agreements, and broker/dealer compliance and operations. Mr. Beener founded, and for nine years managed, an NASD Broker/Dealer firm and has served as in-house counsel and corporate secretary to a NASDAQ listed companies and served as member of board of directors to NASDAQ listed companies.

     Brian Bonar became Chairman of the Board of Directors of the Company upon the closing of the acquisition of controlling interest by ITEC. He has been a director of ITEC since 1995 and became ITEC's Chairman in December 1999. He was appointed President of ITEC in 1997, and CEO the following year. He also serves as Chairman of Quik Pix, Inc. and The Amanda Company. From 1991 to 1992, Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was Worldwide Sales Manager for Adaptec, Inc., a San Jose-based laser printer controller developer. From 1988 to 1990, Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation, a laser printer controller developed located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM, U.K. Ltd. for approximately 17 years.

     Dr. Richard H. Green joined the Greenland Board of Directors in January 2003 following the close of the acquisition of controlling interest by ITEC. He has served as a director of ITEC since September 2000. Dr. Green is currently the President of International Power & Environmental Company (IPEC), a consulting company located in San Diego, California. From 1993 through 1995, he served as Deputy Secretary of the State of California Environmental Protection Agency (Cal/EPA). From 1988 through 1993 Dr. Green served as Manager of Program Engineering and Review Office in the Office of Technology and Applications at the Jet Propulsion Laboratory (JPL) in Pasadena, California, where he had held various management positions since 1967. From 1965 through 1967, Dr. Green served as Senior Engineer for The Boeing Company, Space Division. From 1983 through 1985, Dr. Green held the Corwin D. Denny Chair as Professor of Energy and Director of the Energy Institute at the University of LaVerne, and from 1961 through 1964 served as Assistant Professor of Civil Engineering (Environmental Sciences) at Washington State University. Dr. Green currently is a member of the Governing Board of Pasadena City College. Dr. Green completed his bachelor's degree at Whitman College in 1958, his Master of Science at Washington State University in 1961, and his Ph.D. at Washington State University, under a United States Public Health Services Career Development Award, in 1965.

     Robert A. Dietrich joined the Greenland Board of Directors in January 2003 following the close of the acquisition of controlling interest by ITEC. He has served as a director of ITEC since January 2000. Mr. Dietrich is President and CEO of Cyberair Communications Inc., a privately-held telecommunications company with strategic interests in Internet communications and "bandwidth" expansion technologies, as well as domestic and international telephone services, in Irvine, California. Recently, Mr. Dietrich was named President and CEO of Semper Resources Corporation, a public natural resources holding company in Irvine, California. From 1996 to 2000, Mr. Dietrich was Managing Director and CFO of Ventana International, Ltd., Irvine, California, a venture capital and private investment banking firm. From 1990 to 1994, Mr. Dietrich was Vice President and Chief Financial Officer of CEI, Inc., in Santa Ana, California, a commercial furnishings firm, prior to joining Ventana. Mr. Dietrich is a graduate of the University of Notre Dame, with a bachelor's degree in accounting, and the University of Detroit, with a master's degree in finance. He served as a lieutenant in the U.S. Navy's Atlantic Command Operations Control Center.

Eric W. Gaer joined the Greenland Board of Directors in January 2003 following the close of the acquisition of controlling interest by ITEC. He has served as a director ITEC since March 2000. Since 1998, Mr. Gaer has been the President and CEO of Arroyo Development Corporation, a privately-held, San Diego-based management consulting company. From 1996 to 1998, he was Chairman, President and CEO of Greenland. In 1995, he was CEO of Ariel Systems, Inc., a privately-held engineering development company in Vista, California. Over the past 28 years, Mr. Gaer has served in executive management positions at a variety of high-technology companies, including ITEC, Daybreak Technologies, Inc., Venture Software, Inc., and Merisel, Inc. In 1970, he received a Bachelor of Arts degree in mass communications from California State University, Northridge.

     Gene Cross, has served as Director of the Company since June 1998. Previously, Mr. Cross was Executive Vice President and Chief Financial Officer of BWIP International, Inc., a large industrial manufacturing company. Mr. Cross has been a consultant to a variety of companies involved in high technology development and manufacturing.

     George Godwin, has served as Director of the Company since June 1998. Mr. Godwin was formerly Vice President, Nuclear Business Unit of BWIP International, Inc. a large industrial manufacturing company. Mr. Godwin formerly held the positions of General Manager and Regional Sales Manager of a BWIP division serving the utility industry. Mr. Godwin holds a degree in industrial engineering from Tennessee Tech and has also extended management studies at UCLA and the University of Michigan.

EXECUTIVE  OFFICERS

     The executive officers of the Company as of the date of this filing, are as follows:

 NAME . . . .  AGE  POSITION
-------------  ---  ------------------------

Thomas Beener   53  Chief Executive Officer
Brian Bonar .   55  Chairman of the Board
James Downey.   54  Chief Accounting Officer

     Mssrs. Bonar and Downey became officers of the Company in January 2003 following the acquisition of controlling interest in the Company.

ITEM  11.     EXECUTIVE  COMPENSATION.
--------      -----------------------

SUMMARY COMPENSATION TABLE
                              LONG TERM
                              ANNUAL     COMPENSATION  COMPENSATION AWARDS (4)
                              ---------  ------------  -----------------------
                              FISCAL     OTHER ANNUAL  OPTIONS/                 OTHER
NAME AND PRINCIPAL POSITION.  YEAR       SALARY        BONUS                    COMPENSATION  SARS (#)    COMP
                              ---------  ------------

Thomas Beener. . . . . . . .       2002             -                        -             -   4,500,000     -
Chief Executive Officer. . .       2001        72,964                        -             -     325,005     -

Thomas Hyde, Jr. (1) . . . .       2002        20,833                        -       280,000           -     -
Chief Executive Officer (5).       2001        26,042                        -             -           -     -

Louis T. Montulli (2). . . .       2002             -                        -             -           -     -
Chief Executive Officer. . .       2001        11,575                        -             -     144,005     -

Max Farrow (3) . . . . . . .       2002             -                        -             -           -     -
President. . . . . . . . . .       2001        15,537                        -             -      21,335

(1)  Mr.  Hyde  resigned  from  the  Company  in  April  12,  2002.
(2)  Mr.  Montulli  resigned  from  the  Company  in  January  2001.
(3)  Mr.  Farrow  resigned  from  the  Company  in  January  2001.
(4)  As  adjusted  for  1:50  reverse  split  in  September  2002.
(5) Mr. Hyde's other compensation was related to severance pay, paid in shares of Greenland common stock.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

     The following table provides information on Options/SARs granted in the 2002 Fiscal Year to the Named Officers.



               NUMBER OF      PERCENT OF     POTENTIAL REALIZABLE
               SECURITIES     TOTAL          VALUE AT ASSUMED
               UNDERLYING     OPTIONS/SARS   ANNUAL RATES OF
               OPTIONS/SARS   GRANTED TO     EXERCISE OR           STOCK PRICE
               GRANTED (#)    EMPLOYEES IN   BASE PRICE            EXPIRATION    APPRECIATION FOR
NAME. . . . .            (1)                 FISCAL YEAR              ($/SHARE)  DATE               OPTION TERM (2)
-------------  -------------                                                                        ----------------
                      5% ($)        10% ($)
               -------------

Thomas Beener     4,500,000             32%                 .0035  N/A           $           2,250  $          4,500


(1)  Warrants/options  are  immediately  exercisable  from  date  of  grant.
(2) Calculated based on the closing price of the Company's common stock on March 31, 2003 ($0.01).

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table provides information on option exercises in the 2002 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at December 31, 2002. Warrants to purchase Common Stock are included as options. No stock appreciation rights were held by them at the end of the 2002 Fiscal Year.



               SHARES        VALUE           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
               ACQUIRED ON   REALIZED        UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SARS
NAME. . . . .  EXERCISE (#)             ($)  OPTIONS/SARS AT FY-END (#)  AT FISCAL YEAR END ($) (1)
-------------  ------------
               EXERCISABLE   UNEXERCISABLE   EXERCISABLE                 UNEXERCISABLE
               ------------

Thomas Beener             -               -                   4,825,005                           -  $48,250  $-


(1) At the 2002 fiscal year end, the closing price of the Common Stock on that date as quoted by the NASD
       Electronic Bulletin Board was $0.01. Share amounts have been adjusted for the 1-for-50 reverse split in
       September  2002

COMPENSATION  OF  DIRECTORS

     None.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     None

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Compensation Committee currently consists of Messrs. Gaer and Green. None of these individuals was an officer or employee of the Company at any time during the 2002 fiscal year.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------

     The following table sets forth certain information known to the best of the Company's knowledge with respect to the beneficial ownership of Common Stock as of March 31, 2003, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

NAME . . . . . . . . . . .  NO. SHARES  PERCENT OF CLASS (1)
--------------------------  ----------  --------------------

Thomas Beener (2). . . . .   9,825,005                  7.2%
Brian Bonar (3). . . . . .   3,007,500                  2.2%
Richard Green (4). . . . .   2,500,000                  1.8%
Robert Dietrich (4). . . .   2,500,000                  1.8%
Eric Gaer (4). . . . . . .   2,748,000                  2.0%
George Godwin(4) . . . . .   3,012,000                  2.2%
Gene Cross (4) . . . . . .   4,509,000                  3.3%
All current directors and
   executive officers
   (group of 7) (5). . . .  28,101,505                 20.5%


     (1) Percentage of ownership is based on 137,092,181 shares of Common Stock outstanding on March 31, 2003. (Adjusted for a 1-for-50 reverse split effective September 2002). Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 31, 2003 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

     Pursuant to an Agreement to Acquire Shares with ITEC, shareholders approved the sale of 115,102,900 shares to ITEC, which is equivalent to 90% ownership of the issued and outstanding shares at August 9, 2002. At March 31, 2003, the ITEC-owned shares account for 84% of the total issued and outstanding shares.

     (2) Including options now exercisable to purchase 5,000,000 shares of Greenland common stock at $.01 per share, 4,500,000 shares of Greenland common stock at $.0035 per share, 90,000 shares of Greenland common stock (does not include compensation owed Mr. Beener of approximately $250,000 which may be paid in the form of cash, stock and/or stock options).

     (3) Includes warrants to purchase 3,000,000 shares that are currently exercisable or will become exercisable within 60 days after March 31, 2003.

     (4) Includes warrants to purchase 2,500,000 shares that are currently exercisable or will become exercisable within 60 days after March 31, 2003.

     (5) Includes warrants to purchase 18,000,000 shares that are currently exercisable or will become exercisable within 60 days after March 31, 2003.

ITEM13.     CERTAINRELATIONSHIPSANDRELATEDTRANSACTIONS.
------      ------------------------------------------

     None.

PART  IV.
---------

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

     3(a)     Amended  Certificate  of  Incorporation*

     3(b)     Amended  Bylaws*

     3(c)     Common  Stock  Specimen*

     10(a)     Greenland  Corporation  1999  Stock  Option  Plan  *

          10(b) Recission of Agreement and Plan of Share Exhange by and among the Company and certain shareholders of Zzyzx, dated June 30, 2002, incorporated by reference to Form 10-QSB for the period ended June 30, 2002, filed on August 14, 2002

          10(b) Recission of Stock Purchase Agreement between the Company, W3M, Inc. d/b/a/ Paradigm Cabling Systems, and the shareholders of Paradigm Cabling Systems, dated June 30, 2002, incorporated by reference to Form 10-QSB for the period ended June 30, 2002, filed on August 14, 2002.

          10(c) Agreement To Acquire Shares between the Company and Imaging Technologies Corporation, dated August 9, 2002, incorporated by reference to Form 10-QSB for the period ended September 30, 2002, filed on November 15, 2002.

     10(d)     Stock  Purchase  Agreement  among  the  Company,  W3M,  Inc.  dba
Paradigm Cabling Systems, and certain Shareholders of W3M, dated January 31, 2002, incorporated by reference to Form 8-K, dated March 20, 2002.

     10(e) Pledge Agreement among the Registrant, Ashford Capital, LLC, Regents Capital West, Michael Cummings, Mondo Marshall, Greg Wilbur, Sandra Steward, John M. Pitkin, and Walter Wright, dated February 1, 2002, incorporated by reference to Form 8-K, dated March 20, 2002, incorporated by reference to Form 8-K, dated March 20, 2002.

     10(f) Secured Promissory Noted among the Registrant, Ashford Capital, LLC, Regents Capital West, Michael Cummings, Mondo Marshall, Greg Wilbur, Sandra Steward, John M. Pitkin, and Walter Wright, dated February 1, 2002, incorporated by reference to Form 8-K, dated March 20, 2002.

     10(g)     Secured  Promissory  Note  in  the amount of $2,250,000 issued by
ITEC to Greenland, dated January 7, 2003, incorporated by reference to Form 8-K dated January 21, 2003.

     10(h)     Security  Agreement,  dated  January  7,  2003  between  ITEC and
Greenland,  incorporated  by  reference  to  Form  8-K  dated  January 21, 2003.

     10(i)     Agreement  to  Acquire  Shares, dated August 9, 2002 between ITEC and  Greenland,  incorporated  by  reference to Form 8-K dated January 21, 2003.

     10(j)     Closing  Agreement,  dated  January  7,  2003  between  ITEC  and
Greenland,  incorporated  by  reference  to  Form  8-K  dated  January 21, 2003.

     10(k)     Agreement  and  Assignment  of  Rights,  dated  February 1, 2003, between Accord Human Resources, Inc., Greenland Corporation, and Imaging Technologies Corporation.

     10(l)     Agreement  and Assignment of Rights, dated March 1, 2003, between
StaffPro  Leasing  2,  Greenland  Corporation,  and  ExpertHR.

     10(m)     Promissory Note, dated March 1, 2003, payable to StaffPro Leasing
2  by  Greenland  Corporation.

     21     List  of  Subsidiaries  of  the  Company

     99.1     Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
Section  1350,  as
 Adopted  Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002

     99.2     Certifications  Pursuant  to Section 302 of the Sarbanes-Oxley Act
of  2002

(B)  Reports  on  Form  8-K

     On March 26, 2002, the Company filed Form 8-K to report the change of its certifying accountant to Kabani & Company, Inc. and to report stock purchase agreement with Paradigm Cabling Systems

     On January 21, 2003, the Company filed Form 8-K to report a change in control related to the acquisition of shares by Imaging Technologies Corporation.

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

     Date:     April  7,  2003

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

SIGNATURE . . . . . . . . . .  TITLE                                                        DATE
-----------------------------  -----------------------------------------------------------  -------------

  Chief Executive Officer and
/s/ Thomas Beener . . . . . .  Director
-----------------------------
Thomas Beener . . . . . . . .  (Principal Executive Officer )                               April 7, 2003

/s/ Gene Cross. . . . . . . .  Chairman of the Board of Directors Chief Financial Officer
-----------------------------
Gene Cross. . . . . . . . . .  (Principal Accounting Officer)                               April 7, 2003
/s/ George Godwin
-----------------------------
George Godwin . . . . . . . .  Director                                                     April 7, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOTE:
THE OFFICERS AND DIRECTORS ABOVE WERE THE OFFICERS AND DIRECTORS
OF THE COMPANY FOR THE PERIOD REPORTED.