Form 10QSB
period 2003-03-31
GREENLAND CORP
filed 2003-05-20
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


              QUARTLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
                139,089,377 SHARES OUTSTANDING AS OF May 16, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Traditional  Small  Business  Disclosure  Format  (check  one):[X]  YES   NO

                              Greenland Corporation
               (A Subsidiary of Imaging Technologies Corporation)
                              Report on Form 10-QSB
                          Quarter Ended MARCH 31, 2003

                                Table of Contents

Part  I.          Financial  Information

Item  1.          Financial  Statements  (unaudited)

     Consolidated  balance  sheets  as  of  March  31,  2003  (unaudited)

Consolidated statements of operations for the three months ended March 31, 2003 and 2002

Consolidated statements of cash flows for the three months ended March 31, 2003 and 2002

     Notes  to  consolidated  financial  statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Part  II.          Other  Information

Item  1.          Legal  Matters

Item  6.          Exhibits  and  Reports  on  Form  8-K

          Signatures

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                           CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share amounts) . . . . . . . . . . . . . . . . .  MARCH 31, 2003
                                                                               (unaudited)
Current assets
     Cash  and cash equivalents. . . . . . . . . . . . . . . . . . . .  $              37

     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                 42
                                                                        ------------------
          Total current assets . . . . . . . . . . . . . . . . . . . .                 79

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .                 77
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 18
Investment - PEO contracts . . . . . . . . . . . . . . . . . . . . . .                269
                                                                        ------------------

                                                                        $             443
                                                                        ==================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $             855
     PEO payroll taxes and other payroll deductions. . . . . . . . . .                312
     Inter-company transactions. . . . . . . . . . . . . . . . . . . .               (129)
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .                852
     Current maturities of obligations under capital lease . . . . . .                 98
     Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . .                765
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .                114
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .                817
                                                                        ------------------
        Total current liabilities. . . . . . . . . . . . . . . . . . .              3,684

Obligations under capital lease less current maturities. . . . . . . .                 28
                                                                        ------------------
                                                                                    3,712
Stockholders' net capital deficiency
   Convertible Preferred Class A stock, $.001 par value;
     10,000 shares authorized, no shares issued or outstanding . . . .                  -
    Common stock, $0.001 par value, 500,000,000 shares
      authorized, 137,097,181 and 12,789,281 shares
      issued and outstanding, respectively . . . . . . . . . . . . . .                596
   Common stock warrants . . . . . . . . . . . . . . . . . . . . . . .                 14
   Subscribed shares and receivables . . . . . . . . . . . . . . . . .             (2,822)
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .             31,433
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .            (32,490)
                                                                        ------------------
          Total shareholders' net capital deficiency . . . . . . . . .             (3,269)

                                                                        $             443
                                                                        ==================
See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

In thousand, except per share amounts. . . . . . . . . . . . . . . . .  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                                       2003          2002
                                                                        --------------------  ------------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 -   $         -
   PEO Services. . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,402             -
                                                                        --------------------  ------------
                                                                                      1,402             -

Costs and expenses
   Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . .                    -           101
   Cost of PEO services. . . . . . . . . . . . . . . . . . . . . . . .                1,379             -
   Selling, general, and administrative. . . . . . . . . . . . . . . .                  299           714
                                                                        --------------------  ------------
                                                                                      1,678           815

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . .                 (276)         (815)

Other income (expenses):
   Impairment of goodwill. . . . . . . . . . . . . . . . . . . . . . .                    -        (1,565)
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .                  (21)          (37)
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . .                   42             -
                                                                        --------------------  ------------
         Total other income (expense). . . . . . . . . . . . . . . . .                   21        (1,602)

Loss before taxes and extraordinary item . . . . . . . . . . . . . . .                 (255)       (2,417)

Provision for income tax . . . . . . . . . . . . . . . . . . . . . . .                    -             -
Extraordinary item - loss on settlement of debts . . . . . . . . . . .                    -           (11)
                                                                        --------------------  ------------
                                                                                          -           (11)

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (255)       (2,428)
                                                                        --------------------  ------------

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .                (0.01)        (0.57)
                                                                        --------------------  ------------

Basic and diluted weighted average number
       of common stock outstanding . . . . . . . . . . . . . . . . . .          119,376,239    4,258,740,

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2003                   2002
                                                                        --------------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              (255)  $             (2,428)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . .                   13                    126


        Impairment of goodwill . . . . . . . . . . . . . . . . . . . .                    -                  1,565
        Net loss on settlement of debt . . . . . . . . . . . . . . . .                    -                     11
        Stock issued for services. . . . . . . . . . . . . . . . . . .                    -                    433
        Stock issued for salaries & reimbursement. . . . . . . . . . .                   76                     45
     (Increase) / decrease in current assets:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . .                    -                      6
          Interest receivable. . . . . . . . . . . . . . . . . . . . .                  (42)                     -
          Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . .                    -                     22
          Other assets . . . . . . . . . . . . . . . . . . . . . . . .                    -                      4
     Increase in current liabilities:
          Account payable and accrued expense. . . . . . . . . . . . .                  290                    129
                                                                        --------------------  ---------------------
             Total Adjustments . . . . . . . . . . . . . . . . . . . .                  337                  2,341
                                                                        --------------------  ---------------------
   Net cash provided by (used in) operating activities . . . . . . . .                   82                    (87)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases . . . . . . . . . . . . . . . .                  (35)                   (33)
  Principal payments on line of credit . . . . . . . . . . . . . . . .                  (59)                     -
  Principal payment on note payable. . . . . . . . . . . . . . . . . .                  (22)                     -
  Proceeds from the exercise of warrants & options . . . . . . . . . .                    -                     42
  Proceeds from note payable-related party . . . . . . . . . . . . . .                   67                     76
                                                                        --------------------  ---------------------
  Net cash provided by (used in) financing activities. . . . . . . . .                  (49)                    85

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS . . . . . . . . . .                   33                     (2)

CASH & CASH EQUIVALENTS , BEGINNING BALANCE. . . . . . . . . . . . . .                    4                      7
                                                                        --------------------  ---------------------

CASH & CASH EQUIVALENTS , ENDING BALANCE . . . . . . . . . . . . . . .  $                37   $                  5
                                                                        --------------------  ---------------------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .  $                 -   $                 14
                                                                        --------------------  ---------------------
  Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . .  $                 -   $                  -
                                                                        --------------------  ---------------------

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2002 was filed on April 7, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE  2.     GOING  CONCERN  UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $3.6 million and an accumulated deficit of $32.5million as of March 31, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  3.     RECENT  PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit planThe adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assetsThe adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On  April  30,  the  FASB  issued FASB Statement No. 149 (FAS 149), Amendment of
Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

NOTE  4.     REVENUE  RECOGNITION

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." In assessing whether revenue should be reported gross with a separate display of cost of sales to arrive at gross profit or on a net basis, the Securities and Exchange Commissions (SEC) staff considers whether the registrant: (1) acts as principal in the transaction; (2) takes title to the products; (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns; and (4) acts an a gent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. If the company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, sales should be reported on a net basis.

The Company's revenues are derived from comprehensive service fees, which are based upon each worksite employee's gross pay and a markup computed as a percentage of the gross pay. The Company includes the component of the comprehensive service fees related to the gross pay of its worksite employees

In accordance with the EITF consensus, the Company believes it is deemed to be a principal in its personnel management services because it assumes a significant number of risks as a co-employer of its worksite employees. Among the more significant of those risks is the Company's assumption of risk for the payment of its direct costs, including the gross pay of its worksite employees, regardless of whether our clients pay their comprehensive service fees on a timely basis or at all.

The Company offers and/or provides health insurance coverage, workers' compensation insurance coverage, and other services to its worksite employees through a national network of carriers and suppliers of its choosing and pass these costs plus mark-up on to its clients. The Company establishes the selling price to its clients. There is no fixed selling price. The Company's charges for such services are included in its service fees. Since the Company performs a service ordered by clients such that the selling price is greater as a result of the Company's efforts, that fact is indicative that the Company should recognize revenue gross.

The Company is involved in determining the nature, type, and characteristics of its service to its clients and worksite employees, which also indicates that the Company should record revenue gross. As a PEO, the Company provides comprehensive personnel management services based upon a Client Service Agreement with clients that causes the Company to become a co-employer. This arrangement creates a liability on the part of the Company related to all compensation requirements of its client. As a PEO, the Company offers a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development.

The company and its clients establish common law employment relationships with worksite employees. Each has a right to independently decide whether to hire or discharge an employee. Each has a right to direct and control worksite employees
- the Company directs and controls worksite employees in matters involving human resource management and compliance with employment laws, and the client directs and controls worksite employees in manufacturing, production, and delivery of its products and services.

The Company's clients provide worksite employees with the tools, instrumentalities, and place of work. The Company ensures that worksite employees are provided with a workplace that is safe, conducive to productivity, and operated in compliance with employment laws and regulations. In addition, the Company provides worksite employees with workers' compensation insurance, unemployment insurance and a broad range of employee benefits programs.

The Company manages its employment liability exposure by monitoring and requiring compliance with employment laws, developing policies and procedures that apply to worksite employees, supervising and disciplining worksite employees, exercising discretion related to hiring new employees, and ultimately terminating worksite employees who do not comply with Company requirements.

While the Company does not specifically establish wage levels, it is directly involved in decisions related to benefits (including insurance, workers' compensation, and other benefits) provided to worksite employees. As stated above, the Company is involved in worksite employee acceptability standards as they relate to employment laws, policies and procedures, worksite supervision and discipline, and procedures and policies for hiring new employees.

The Company's Client Services Agreement calls for payment of net wages, insurance and benefits costs, taxes due to federal, state, and local authorities, ancillary services (on a case-by-case basis) and a management fee for the Company's services, which is negotiated with each Agreement. The Company does not charge fees on a "per transaction" basis.

The Company generally requires its clients to pay their comprehensive service fees (including salaries, wages, workers' compensation and other insurance, other benefits, and management fees) no later than one day prior to the applicable payroll date. The Company maintains the right to terminate its Client Service Agreement and associated worksite employees, or to require prepayment, letters of credit or other collateral, upon deterioration in a client's financial position or upon nonpayment by a client.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to pay the comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company; (ii) the periodic and recurring nature of payroll and associated costs of benefits and other services; and (iii) the fact that the Company is at risk for the payment of its direct costs regardless of whether its clients pay their comprehensive service fees. To mitigate this risk, the Company has established very tight credit policies.

As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to client nonpayment have, to date, been low as a percentage of revenues. However, if the financial condition of the Company's clients were to deteriorate rapidly, resulting in nonpayment, accounts receivable balances could grow significantly and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

NOTE  5.     PROPERTY  AND  EQUIPMENT

Net  property  and  equipment  at  March  31,  2003  was  as  follows:

(In thousands)
Computers and equipment. . . . . . . . . .  $ 321
Furniture & fixtures . . . . . . . . . . .    122
Demonstration equipment. . . . . . . . . .    127
Leasehold improvements . . . . . . . . . .    -0-
                                              570
Accumulated depreciation & amortization
   (Including accumulated amortization of
   $204,249 on leased assets). . . . . . .   (493)
                                            $  77

Depreciation expenses, including amortization of capital lease assets, for the three months ended March 31, 2003 and 2002 were $13 thousand and $126 thousand, respectively.

NOTE  6.     NOTES  PAYABLE  TO  RELATED  PARTIES

Notes  payable  to  related  parties  at  March  31,  2003  were  as  follows:

                                                                         (in thousands)
Note payable to a stockholder of the Company.
Interest at 8%. Principal due at various dates through September 2003.
Interest expense as of March 31, 2003 is $3,633. . . . . . . . . . . .  $           169
Notes payable to a stockholder and officer of the Company.
Interest at 8%. Principal due at various dates through April 2003.
Interest expense as of March 31, 2003 is $2,240. . . . . . . . . . . .              116
Other notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1
                                                                        ---------------
                                                                        $           286

NOTE  7.     NOTES  PAYABLE

Notes  payable  at  March  31,  2003  were  as  follows:

                                                                        (in thousands)
Note payable to an unrelated party, with interest at 10%. Due through
the payment of commissions earned through March 9, 2001.. . . . . . .  $           320
Note payable related to acquisition of client services contracts from
A third party, payable without interest through May 2005. . . . . . .              246
                                                                       ---------------
                                                                       $           566

NOTE  8.     STOCKHOLDERS'  EQUITY

Convertible  Preferred  Stock

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has no convertible preferred stock outstanding through March 31, 2003.

Common  Stock  Issued  During  the  Period

The  Company  issued  115.1  million  shares to Imaging Technologies Corporation
(ITEC) pursuant to a share purchase agreement for a convertible promissory note, payable in two years, in the amount of $2.25 million.

The Company issued 3.9 million shares to related parties to retire notes payable in the amount of $27 thousand.

The Company issued 8.3 million and 41.7 million shares for services for the three months ended March 31, 2003 and 2002, respectively. The Company has recognized expenses for such services in the amount of $76 thousand and $433 thousand in 2003 and 2002, respectively.

NOTE  9.     BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the three month periods ended March 31, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE  10.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services in the amount of $76 thousand and $433 thousand for the three months ended March 31, 2003 and 2002, respectively, by issuing its common stock.

The Company paid for salaries in the amount of $45 thousand for the three month period ended March 31, 2002 by issuing common stock. No such transactions were made in the three month period ended March 31, 2003.

The Company repaid notes payable to related parties of $27 thousand in the three month period ended March 31, 2003, by the issuance of common stock. No such payments were made in the prior year period.

The  Company  issued  115.1  million  shares to Imaging Technologies Corporation
(ITEC) pursuant to a share purchase agreement for a convertible promissory note, payable in two years, in the amount of $2.25 million.

NOTE  11.     SEGMENTS  AND  MAJOR  CUSTOMERS

The Company has two reportable segments consisting of (1) the sale and distribution of automatic check cashing machines (ABM) and (2) PEO services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

The following is information for the Company's reportable segments for the three month ended March 31, 2003:

                                             ABM       PEO
(in thousands). . . . . . . . . . . . . . .  Segment   Segment    Unallocated   Total
                                             --------  ---------  ------------  -------

Revenue . . . . . . . . . . . . . . . . . .  $      -  $  1,402   $          -  $1,402
Gross margin, before selling, general and
     administrative expense . . . . . . . .         -        23              -      23
Depreciation and amortization . . . . . . .         -         -             13      13
Operating expenses. . . . . . . . . . . . .         -      (307)             -    (307)
Interest, net . . . . . . . . . . . . . . .         -         -             21      21
Loss from continuing operations before tax.         -      (284)             8    (276)

Identifiable assets . . . . . . . . . . . .       137       306              -     443
Capital expenditures. . . . . . . . . . . .         -         -              -       -

The following is information for the Company's reportable segments for the three month ended March 31, 2002. The data relate to the automated check cashing business only as the Company did not enter the PEO business until January 2003.

                                              Sales     Processing
In thousands . . . . . . . . . . . . . . . .  Segment   Segment       Unallocated    Total
                                              --------  ------------  -------------  --------

Revenue. . . . . . . . . . . . . . . . . . .  $      -  $         -   $          -   $     -
Gross margin, before selling, general and
     administrative expense. . . . . . . . .         -         (101)             -      (101)
Depreciation and amortization. . . . . . . .         -          101            714       815
Interest expense . . . . . . . . . . . . . .         -            -             37        37
Other, net . . . . . . . . . . . . . . . . .         -            -         (2,279)   (2,279)
Loss from continuing operations before taxes         -         (101)        (2,316)   (2,417)

Identifiable assets. . . . . . . . . . . . .       146          902          1,253     2,301
Capital expenditures . . . . . . . . . . . .         -            -              -         -

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.

NOTE  12.     LEGAL  PROCEEDINGS

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

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. The Company is seeking compensatory damages of approximately $3,500,000 for breach of contract and fraud, plus punitive damages. The court has requested that the Company submit a supplemental brief regarding the request for punitive damages.
On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock. The good faith settlement was approved by the court and the agreed upon consideration was delivered to Mr. Farrow. The Company entered into a settlement with Farrow whereby the Company agreed to a judgment of $125,000. However, the judgment will not be enforced until such time as efforts to collect against IntelliCorp et al, have been exhausted. In the event funds are collected from IntelliCorp. Mr. Farrow will receive the first $125,000 plus 50% of the next $200,000 collected. The Company will retain all amounts collected thereafter.

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

John Ellis has filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. This amount was recorded as a liability in the consolidated financial statements. The Company has filed a motion to quash service of the civil action and to compel arbitration.
NKS Enterprises, Inc. commenced a legal action against the Company in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case was settled in December 2002. The maximum amount to be paid under the settlement is $100,000. In exchange, Greenland will receive the MaxCash ABM sold to NKS Enterprises. This amount was recorded as a liability in the consolidated financial statements.

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

NOTE  13.     SUBSEQUENT  EVENTS

Subsequent to March 31, 2003, 2,804 shares of Greenland common stock were returned by the holders of said shares and cancelled.

In April 2003, the Company entered into a consulting agreement with DDM Consulting Services, LLC. Pursuant to this Agreement, the Company issued 2,000,000 shares of restricted Greenland common stock.

NOTE  14.     ITEC  ACQUISITION  AGREEMENT

On January 14, 2003, Greenland Corporation ("Greenland" or the "Company") completed its sale of 19,183,390 shares of Greenland common stock, which represent sixty percent (60%) of the issued and outstanding shares of the Company,. to Imaging Technologies Corporation ("ITEC"), Accordingly, there has been a change of control.

Additionally, the Company sold warrants to purchase 95,319,510 shares of Greenland common stock to ITEC, which will represent an additional thirty percent (30%) of the issued and outstanding shares of the Company.

The sale price for the shares and the exercise of the warrants was $2,250,000 in the form of a promissory note convertible into shares of common stock of ITEC, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted.

The warrants have been exercised. 115.1 million Greenland common shares were issued to ITEC and delivered pursuant to the terms of the Closing Agreement. The conditions of the exercise of warrants pursuant to the Closing Agreement have been met. Accordingly, ITEC holds voting rights to 115.1 million shares of Greenland common stock, representing 83% of the total outstanding Greenland common shares at May 16, 2003.

Also on January 14, 2003, four new directors were elected to serve on Greenland's Board of Directors as nominees of ITEC. As of the date of this report, ITEC holds four seats of seven. Greenland's Chief Executive Officer remains in his position. ITEC's CEO serves as Chairman of Greenland's Board of Directors.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

This Quarterly Report contains forward-looking statements that involve risk and uncertainties. Forward-looking statements include, without limitation, any statement that may predict, indicate or imply future results, performance or achievements and may contain the words "believe," "expect," "anticipate," "estimate," "project," "will be," "will continue" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with completing product development; commercial use of check-cashing machines; product repairs; consumer acceptance; need for additional financing; manufacturing risks; dependence on suppliers; dependence on distributors; rapid technological changes; dependence on key personnel; compliance with state laws; risks of technical problems or product defects; dependence on proprietary technology and other factors detailed in our reports filed with the Securities and Exchange Commission.

INTRODUCTION

     The following discussion pertains to our operations and financial condition as of March 31, 2003, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

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

     There can be no assurance, however, that we will be able to complete any additional financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities, including any potential mergers or acquisitions. Our inability to fund our capital requirements would have a material adverse effect on the Company.

Professional  Employer  Organization

     We provide, through our wholly-owned ExpertHR subsidiary, comprehensive personnel management services. We provide a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

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

     The income model for this business includes fees charged per employee. While gross profit is low, revenues are generally substantial. To this end, we have pursued acquisitions of small PEO firms. Each acquisition is expected to include retention of some existing management and staff in order to assure continuity of operations.

     In April 2003, we entered into a Stock Purchase Agreement along with ITEC, to acquire an Oklahoma-based PEO company, which we have organized as ExpertHR-OK, a wholly-owned subsidiary of Greenland. The Oklahoma facilities and personnel provide a substantial amount of the administration duties associated with our PEO business, including the implementation of system software.

     Also in March 2003, we entered into a Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations .

     In February 2003, we entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements with certain existing clients of Accord Human Resources, Inc, an Oklahoma corporation

     The PEO business is highly competitive, with approximately 900 firms operating in the U.S. There are several firms that operate on a nationwide basis with revenues and resources far greater than ours. Some large PEO companies are owned by insurance carriers; and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, and Staff Leasing, Inc.

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

Client  Services  Agreement

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

Check  Cashing

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

We have invested capital, time, and effort in the development and evolution of our back-office, risk management and transaction support software systems. Due to shortages of working capital and litigation with a key supplier, we altered our plans for ongoing development, production, and marketing of the MAXcash ABM system. However, we believe that there is further opportunity to market the MAXcash ABM kiosk through PEO customers of our ExpertHR subsidiary; and to clients of other PEO companies in order to provide check cashing and other automated banking services to employees.

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

RESULTS  OF  OPERATIONS

Revenue

     We had total revenues of $1.4 million, all from our PEO business, for the three months ended March 31, 2003. We had no revenues in the prior year period. The Company's sales operations related to check cashing , was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management is currently working to re-establish these operations, especially as they relate to value-added products and services to the Company's PEO clientele.

Cost  of  Sales

     The Company incurred total costs of PEO services of $1.4 million for the three-month period ended March 31, 2003. Cost of goods sold in the prior year period, associated with check cashing operations, was $101 thousand, which were associated with the since-suspended operations related to transaction processing.

Operating  Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were $299 thousand and $714 thousand, respectively. The decrease of $451 thousand (58%) was due primarily to the suspension of check cashing operations and manufacturing.

Other  Expense

Net other income was $21 thousand for the three month period ended March 31, 2003. Net other expenses were $1.6 million for the year-earlier period. The difference is due primarily to a charge for impairment of goodwill in the period ended March 31, 2002.

Net  Loss

     The net loss for the three months ended March 31, 2003 was $225 thousand compared to a net loss of $2.4 million for comparative period in 2002, a decrease of $2.2 million, or 90%. Losses were reduced due primarily to reduced costs and expenses associated with suspension of our check cashing operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. During the first quarter ended March 31, 2003, operations were supported, in part, with cash from Imaging Technologies Corporation (ITEC). We anticipate that we will, moving forward, be able to support our operations through sales of PEO services.

     At March 31, 2003, we had a working capital deficit of $3.6 million compared with a working capital deficit of $3.2 million at December 31, 2002. The decrease in working capital of $407 thousand, or 13% resulted primarily from an increase in notes payable and increased accounts payable and accrued expenses.

     Stockholders' deficit increased for the three months ended March 31, 2003 from the previous fiscal year by $151 thousand, due primarily to our $255 thousand net loss.

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

     In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations and to continue to grow its PEO business.

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

PART  II     OTHER  INFORMATION

ITEM  1.  -  LEGAL  MATTERS

     Greenland, along with Seren Systems ("Seren"), its then current and primary software developer and supplier for its own ABM terminals, was in the process of completing development of the check cashing service interface to the Mosaic Software host system being implemented to support a large network of V.com terminals. In September 2000, Seren unilaterally halted testing and effectively shut-down any further check cashing development for the V.com project. The parties participating in this project may have been financially damaged, related to the delay in performance by Greenland and Seren. None of the parties have brought suit against us and/or Seren at this time. There is no assurance, however, that such suit(s) will not be brought in the future.

     On May 23, 2001 we filed a Complaint in San Diego County naming Michael Armani as the defendant. We allege breach of contract by Michael Armani in connection with two separate stock purchase agreements. We seek damages in the amount of $474,595. On August 7, 2001 we filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. Greenland and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby Mr. Armani agreed to make certain cash payments to us and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, we obtained a judgment against Mr. Armani for $100,000. We are continuing our efforts to collect on the judgment.

     On May 23, 2001 Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") filed a Complaint in San Diego County naming Greenland as a defendant. The Complaint alleges breach of contract pursuant to the terms of the lease agreement between Greenland and the Landlord for the real property located at 1935 Avenida Del Oro, Oceanside, California and previously occupied by us. The Complaint seeks damages in the amount of approximately $500,000. Although we remain liable for the payments remaining for the term of the lease, the Landlord has a duty to mitigate said damages. We recorded a lease termination liability of $275 thousand during the year ended December 31, 2001. We entered into a settlement agreement with Arthur Kazarian, Trustee for the General Wood Investment Trust (the "Landlord") where by we agreed to pay the sum of $220,000 to the Landlord in installments payments of $20,000 in May 2002, $50,000 in October 2002 and the remaining balance in December 2002. In the event we default in any or all scheduled payments, the Landlord is entitled to a stipulated judgment of approximately $275,000. We were unable to make the scheduled payments and as a result, on July 8, 2002, the Landlord has entered a judgment lien against Greenland in the amount of $279,654.

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. The Company is seeking compensatory damages of approximately $3,500,000 for breach of contract and fraud, plus punitive damages. The court has requested that the Company submit a supplemental brief regarding the request for punitive damages.

On July 5, 2001 Max Farrow, a formal officer of the Company, filed a Complaint in San Diego County naming Greenland Corporation, Thomas J. Beener, Intelli-Group, Inc., Intelli-Group LLC and Intelli-Corp, Inc. as defendants. The Complaint alleges breach of contract in connection with Mr. Farrow's resignation as an officer and director of the Company in January 2001. The Company and Mr. Thomas Beener, entered into a settlement agreement with Max Farrow whereby Mr. Farrow agreed to release Mr. Beener from all claims, obligations etc., in exchange for the issuance of 8 million restricted shares of Greenland Corporation common stock. The good faith settlement was approved by the court and the agreed upon consideration was delivered to Mr. Farrow. The Company entered into a settlement with Farrow whereby the Company agreed to a judgment of $125,000. However, the judgment will not be enforced until such time as efforts to collect against IntelliCorp et al, have been exhausted. In the event funds are collected from IntelliCorp. Mr. Farrow will receive the first $125,000 plus 50% of the next $200,000 collected. The Company will retain all amounts collected thereafter.

     Fund Recovery, a temporary staffing services filed a complaint against us alleging breach of contract. A summary judgment motion is pending. We recorded the liability amount of $14 thousand in the consolidated financial statements.

     John Ellis has filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action. The Company believes it has valid defenses to the allegations. This amount was recorded as a liability in the consolidated financial statements. The Company has filed a motion to quash service of the civil action and to compel arbitration.

     NKS Enterprises, Inc. commenced a legal action against us in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case was settled in December 2002. The maximum amount to be paid under the settlement is $100,000. In exchange, we will receive the MaxCash ABM sold to NKS Enterprises. This amount was recorded as a liability in the consolidated financial statements.

     There are several vendors and/or trade creditors we owe money to and that have threatened litigation. We continue to attempt to resolve these matters but due to the lack of cash we are not certain that suitable arrangements can be made. These potential actions may, alone or together, have a material adverse impact on our ability to operate.

Greenland's officers and directors are aware of no other threatened or pending litigation, which would have a material, adverse effect on us. From time to time we are a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on our financial position results of operations, or cash flows.

ITEM  2  -  CHANGES  IN  SECURITIES

     The Company issued 115.1 million shares to Imaging Technologies Corporation
(ITEC) pursuant to a share purchase agreement for a convertible promissory note, payable in two years, in the amount of $2.25 million.

     The Company issued 3.9 million shares to related parties to retire notes payable in the amount of $27 thousand.

     The Company issued 8.3 million and 41.7 million shares for services for the three months ended March 31, 2003 and 2002, respectively. The Company has recognized expenses for such services in the amount of $76 thousand and $433 thousand in 2003 and 2002, respectively.

ITEM  3  -  DEFAULTS  ON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTER  TO  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

10(a) - Closing Agreement, dated January 7, 2003, between ITEC and Greenland, incorporated by reference to Form 8-K dated January 21, 2003.

10(b) - Agreement and Assignment of Rights, dated February 1, 2003, between Accord Human Resources, Inc., Greenland, and ITEC, incorporated by reference to
Exhibit  10(k)  to  Form  10-KSB  filed  April  7,  2003.

10(c)  -  Agreement  and  Assignment  of  Rights,  dated  March 1, 2003, between
StaffPro  Leasing  2,  Greenland,  and  ExpertHR,  incorporated  by reference to
Exhibit  10(l)  to  Form  10-KSB  filed  April  7,  2003.

10(d) - Promissory Note, dated March 1, 2003, payable to StaffPro Leasing 2 by Greenland, incorporated by reference to Exhibit 10(m) to Form 10-KSB filed April 7, 2003.

10(e) - Stock Purchase Agreement among Greenland, ITEC, and ExpertHR Oklahoma, Inc., dated March 18, 2003.

99.1  -  Certification  of  the  Chief  Executive  Officer Pursuant to 18 U.S.C.
Section  1350,  as  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

99.2  - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K

On January 21, 2003, the Company filed Form 8-K to report a change in control related to the acquisition of shares by Imaging Technologies Corporation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2003 . . . .  By: /s/ Thomas J. Beener
  Thomas J. Beener
  CEO, President



Date: May 20, 2003 . . . .  By: /s/ James Downey
  James Downey
  Chief Accounting Officer