Form 10-Q/A
period 2003-03-31
GREENLAND CORP
filed 2003-06-10
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

This amendment to the Registrant's Form 10-QSB includes adjustments related to revenue recognition for its recently established professional employer organization (PEO) subsidiary. Accordingly, the document includes changes on its consolidated statements of operations, the applicable notes to the financial statements, and management's discussion and analysis of operations.

The effect of the reported changes is a reduction in PEO revenues and changes in the allocation of costs. Operating and net loss for the Company are not affected by these changes.

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

In thousand, except per share amounts. . . . . . . . . . . . . . . . .  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                                       2003          2002
                                                                        --------------------  ------------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 -   $         -
   PEO Services (gross billings of $1,402, less worksite
       employee payroll cost of $1,205). . . . . . . . . . . . . . . .                  197             -
                                                                        --------------------  ------------
                                                                                        197             -

Costs and expenses
   Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . .                    -           101
   Cost of PEO services. . . . . . . . . . . . . . . . . . . . . . . .                  174             -
   Selling, general, and administrative. . . . . . . . . . . . . . . .                  299           714
                                                                        --------------------  ------------
                                                                                        473           815

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . .                 (276)         (815)

Other income (expenses):
   Impairment of goodwill. . . . . . . . . . . . . . . . . . . . . . .                    -        (1,565)
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .                  (21)          (37)
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . .                   42             -
                                                                        --------------------  ------------
         Total other income (expense). . . . . . . . . . . . . . . . .                   21        (1,602)

Loss before taxes and extraordinary item . . . . . . . . . . . . . . .                 (255)       (2,417)

Provision for income tax . . . . . . . . . . . . . . . . . . . . . . .                    -             -
Extraordinary item - loss on settlement of debts . . . . . . . . . . .                    -           (11)
                                                                        --------------------  ------------
                                                                                          -           (11)

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (255)       (2,428)
                                                                        --------------------  ------------

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .                (0.01)        (0.57)
                                                                        --------------------  ------------

Basic and diluted weighted average number
       of common stock outstanding . . . . . . . . . . . . . . . . . .          119,376,239    4,258,740,

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4.     REVENUE  RECOGNITION  -  PEO  SEGMENT

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Previously, the Company reported its worksite employees as a component of direct costs. After discussions with the Securities and Exchange Commission staff, the Company has changed its presentation of revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because the Company is not generally responsible for the output and quality of work performed by the worksite employees.
     In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers' compensation costs, plus an acceptable gross profit margin. As a result, the Company's operating results are significantly impacted by the Company's ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company's gross billings.
     To conform to the net method, the Company reclassified worksite employee payroll costs of $1.2 million for the three month period ended March 31, 2003, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).
     Consistent with its revenue recognition policy, the Company's direct costs do not include the payroll cost of its worksite employees. The Company's direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance premiums.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

This amended Quarterly Report contains forward-looking statements that involve risk and uncertainties. Forward-looking statements include, without limitation, any statement that may predict, indicate or imply future results, performance or achievements and may contain the words "believe," "expect," "anticipate," "estimate," "project," "will be," "will continue" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks associated with completing product development; commercial use of check-cashing machines; product repairs; consumer acceptance; need for additional financing; manufacturing risks; dependence on suppliers; dependence on distributors; rapid technological changes; dependence on key personnel; compliance with state laws; risks of technical problems or product defects; dependence on proprietary technology and other factors detailed in our reports filed with the Securities and Exchange Commission.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue and direct cost recognition - We account for our revenues in accordance with EITF 99-19. Our PEO segment revenues are derived from our gross billings, which are based on (i) the payroll cost of our worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of our worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our Consolidated Balance Sheets.

Previously, we included both components of our gross PEO billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations associated with being an employer, including the obligation for the payment of the payroll costs of our worksite employees. We assume our employer obligations regardless of whether we collect our gross billings. After discussions with the Securities and Exchange Commission staff, we have changed our presentation of revenues from the gross method to an approach that presents our revenues net of worksite employee payroll costs (net method) primarily because we are not generally responsible for the output and quality of work performed by the worksite employees.

In determining the pricing of the markup component of the gross billings, we take into consideration estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers' compensation costs, plus an acceptable gross profit margin. As a result, our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our gross billings.

To conform to the net method, we reclassified worksite employee payroll costs of $1.2 million for the three months ended March 31, 2003 from direct costs to revenues. This reclassification had no effect on gross profit, operating loss, or net loss.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees. Our direct costs associated with our PEO revenue generating activities are comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance premiums.

RESULTS  OF  OPERATIONS

Revenue

     We had total revenues of $197 thousand derived from gross billings of $1.4 million (less worksite employee costs of $1.2 million), all from our PEO business, for the three months ended March 31, 2003. We had no revenues in the prior year period. The Company's sales operations related to check cashing, was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management is currently working to re-establish these operations, especially as they relate to value-added products and services to the Company's PEO clientele.

Cost  of  Sales

     The Company incurred total costs of PEO services of $174 thousand for the three-month period ended March 31, 2003. Cost of goods sold in the prior year period, associated with check cashing operations, was $101 thousand, which were associated with the since-suspended operations related to transaction processing.

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

Net  Loss

     The net loss for the three months ended March 31, 2003 was $255 thousand compared to a net loss of $2.4 million for comparative period in 2002, a decrease of $2.2 million, or 90%. Losses were reduced due primarily to reduced costs and expenses associated with suspension of our check cashing operations.

ITEM  6  -  EXHIBITS

(a)     Exhibits

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

Date: June 9, 2003 . . . .  By: /s/ Thomas J. Beener
  Thomas J. Beener
  CEO, President



Date: June 9, 2003 . . . .  By: /s/ James Downey
  James Downey
  Chief Accounting Officer