Form 10QSB
period 2003-06-30
GREENLAND CORP
filed 2003-08-19
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


   [X] QUARTLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
              164,401,875 SHARES OUTSTANDING AS OF August 19, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Traditional  Small  Business  Disclosure  Format  (check  one):  YES   NO

                              Greenland Corporation
               (A Subsidiary of Imaging Technologies Corporation)
                              Report on Form 10-QSB
                           Quarter Ended JUNE 30, 2003

                                Table of Contents

Part  I.    Financial  Information

Item  1.    Financial  Statements  (unaudited)

            Consolidated  balance  sheets  as  of  June  30,  2003  (unaudited)

            Consolidated statements of operations for the three months ended June 30, 2003 and 2002

            Consolidated statements of operations for the six months ended June 30, 2003 and 2002

            Consolidated statements of cash flows for the six months ended June 30, 2003 and 2002

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

Item  1.    Legal  Matters

Item  6.    Exhibits  and  Reports  on  Form  8-K

            Signatures

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                           CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share amounts) . . . . . . . . . . . . . . . . .  JUNE 30, 2003
                                                                              (unaudited)
Current assets
     Cash  and cash equivalents. . . . . . . . . . . . . . . . . . . .  $          1,043
     Account Receivable, Net . . . . . . . . . . . . . . . . . . . . .               365
     Receivables from related companies. . . . . . . . . . . . . . . .               394
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                87
                                                                        -----------------
          Total current assets . . . . . . . . . . . . . . . . . . . .             1,889

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .                64
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .               890
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               152
Investment - PEO contracts . . . . . . . . . . . . . . . . . . . . . .               237
                                                                        -----------------

                                                                        $          3,232
                                                                        =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $          1,015
     PEO payroll taxes and other payroll deductions. . . . . . . . . .             2,331
     Payables to related companies . . . . . . . . . . . . . . . . . .                79
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .               661
     Notes payable, related parties. . . . . . . . . . . . . . . . . .               250
     Current maturities of obligations under capital lease . . . . . .                65
     Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . .               752
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .               127
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .               853
                                                                        -----------------
        Total current liabilities. . . . . . . . . . . . . . . . . . .             6,133

Obligations under capital lease less current maturities. . . . . . . .                28
                                                                        -----------------
                                                                                   6,161
Stockholders' net capital deficiency
   Convertible Preferred Class A stock, $.001 par value;
     10,000 shares authorized, no shares issued or outstanding . . . .                 -
    Common stock, $0.001 par value, 500,000,000 shares
      authorized, 141,089,377
      issued and outstanding,. . . . . . . . . . . . . . . . . . . . .               601
   Common stock warrants . . . . . . . . . . . . . . . . . . . . . . .                14
   Subscribed shares and receivables . . . . . . . . . . . . . . . . .            (1,901)
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .            31,504
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .           (33,147)
                                                                        -----------------
          Total shareholders' net capital deficiency . . . . . . . . .            (2,929)

                                                                        $          3,232
                                                                        =================

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           FOR THE THREE MONTH PERIOD ENDED JUNE 30,

Thousands except per share amounts
                                                                                2003         2002
                                                                        -------------  -----------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $     (102)
   PEO Services (gross billings of  $9,286 and
      $10,688, less worksite  employee payroll
      cost of $9,083 and  $10,288) . . . . . . . . . . . . . . . . . .           203            -
                                                                        -------------  -----------

          Gross profit (loss). . . . . . . . . . . . . . . . . . . . .           203         (102)

General and administrative expenses. . . . . . . . . . . . . . . . . .           890          681
Cost of PEO services . . . . . . . . . . . . . . . . . . . . . . . . .             -            -
                                                                        -------------  -----------
          Total operating costs. . . . . . . . . . . . . . . . . . . .           890          681
                                                                        -------------  -----------

          Operating loss . . . . . . . . . . . . . . . . . . . . . . .          (687)        (783)

Other income (expenses):
   Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . .             -           (3)
   Gain on investment disposal . . . . . . . . . . . . . . . . . . . .             -          150
    Impairment on goodwill . . . . . . . . . . . . . . . . . . . . . .             -            -
Gain (loss) on settlement of debts . . . . . . . . . . . . . . . . . .             3         (348)
    Warrant costs - equity investor. . . . . . . . . . . . . . . . . .             -            -
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .           (18)         (35)
   Other income (expense). . . . . . . . . . . . . . . . . . . . . . .            45            -
                                                                        -------------  -----------
         Total other income (expense). . . . . . . . . . . . . . . . .            30         (236)
                                                                        -------------  -----------

Loss before income tax . . . . . . . . . . . . . . . . . . . . . . . .          (657)      (1,019)

Provision for Income tax . . . . . . . . . . . . . . . . . . . . . . .             -            -
                                                                        -------------  -----------
           Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . .          (657)      (1,019)

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .        (0.004)       (0.18)
                                                                        =============  ===========

Basic and diluted weighted average number
       of common stock outstanding . . . . . . . . . . . . . . . . . .   138,632,881    5,590,922
                                                                        =============  ===========

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                            FOR THE SIX MONTH PERIOD ENDED JUNE 30,

Thousands except per share amounts
                                                                                2003         2002
                                                                        -------------  -----------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $     (203)
   PEO Services (gross billings of  $9,286 and
      $10,688, less worksite  employee payroll
      cost of $9,083 and  $10,288) . . . . . . . . . . . . . . . . . .           400            -
                                                                        -------------  -----------

          Gross profit (loss). . . . . . . . . . . . . . . . . . . . .           400         (203)

General and administrative expenses. . . . . . . . . . . . . . . . . .         1,189        1,395
Cost of PEO services . . . . . . . . . . . . . . . . . . . . . . . . .           174            -
                                                                        -------------  -----------
          Total operating costs. . . . . . . . . . . . . . . . . . . .         1,363        1,395
                                                                        -------------  -----------

          Operating loss . . . . . . . . . . . . . . . . . . . . . . .          (963)      (1,598)

Other income (expenses):
   Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . .             -           (3)
   Gain on investment disposal . . . . . . . . . . . . . . . . . . . .             -          150
    Impairment on goodwill . . . . . . . . . . . . . . . . . . . . . .             -       (1,565)
Gain (loss) on settlement of debts . . . . . . . . . . . . . . . . . .             3         (359)
    Warrant costs - equity investor. . . . . . . . . . . . . . . . . .             -            -
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .           (39)         (72)
   Other income (expense). . . . . . . . . . . . . . . . . . . . . . .            87            -
                                                                        -------------  -----------
         Total other income (expense). . . . . . . . . . . . . . . . .            51       (1,849)
                                                                        -------------  -----------

Loss before income tax . . . . . . . . . . . . . . . . . . . . . . . .          (912)      (3,447)

Provision for Income tax . . . . . . . . . . . . . . . . . . . . . . .             -            -
                                                                        -------------  -----------
           Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . .          (912)      (3,447)

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .        (0.007)       (0.71)
                                                                        =============  ===========

Basic and diluted weighted average number
       of common stock outstanding . . . . . . . . . . . . . . . . . .   129,057,755    4,871,066
                                                                        =============  ===========

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2003                   2002
                                                                        --------------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              (912)  $             (3,447)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . .                   75                    249
        Allowance for doubtful account . . . . . . . . . . . . . . . .                    -                    258
        Loss (gain) on sale of assets & disposal of investments. . . .                    -                   (147)
        Impairment of goodwill . . . . . . . . . . . . . . . . . . . .                    -                  1,565
        Net loss on settlement of debt . . . . . . . . . . . . . . . .                    -                    359
        Stock issued for services. . . . . . . . . . . . . . . . . . .                    -                    585
        Option issued for services . . . . . . . . . . . . . . . . . .                   29                      -
        Stock issued for salaries & reimbursement. . . . . . . . . . .                   98                    156
     (Increase) / decrease in current assets:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . .                 (759)                     6
          Interest receivable. . . . . . . . . . . . . . . . . . . . .                  (87)                     -
          Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . .                    -                     40
          Other assets . . . . . . . . . . . . . . . . . . . . . . . .                   35                      4
     Increase in current liabilities:
          Account payable and accrued expense. . . . . . . . . . . . .                2,711                    306
                                                                        --------------------  ---------------------
             Total Adjustments . . . . . . . . . . . . . . . . . . . .                2,102                  3,381
                                                                        --------------------  ---------------------
   Net cash provided by (used in) operating activities . . . . . . . .                1,190                    (66)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases . . . . . . . . . . . . . . . .                  (68)                   (68)
  Principal payments on line of credit . . . . . . . . . . . . . . . .                  (59)                   (20)
  Principal payment on note payable. . . . . . . . . . . . . . . . . .                 (116)                     -
  Proceeds from the exercise of warrants & options . . . . . . . . . .                    -                      -
  Proceeds from note payable-related party . . . . . . . . . . . . . .                   92                    148
                                                                        --------------------  ---------------------
  Net cash provided by (used in) financing activities. . . . . . . . .                 (151)                    60

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS . . . . . . . . . .                1,039                     (6)

CASH & CASH EQUIVALENTS , BEGINNING BALANCE. . . . . . . . . . . . . .                    4                      7
                                                                        --------------------  ---------------------

CASH & CASH EQUIVALENTS , ENDING BALANCE . . . . . . . . . . . . . . .  $             1,043   $                  1
                                                                        --------------------  ---------------------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .  $             1,304   $                 17
                                                                        --------------------  ---------------------
  Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . .  $                 -   $                  -
                                                                        --------------------  ---------------------

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2002 was filed on April 7, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE  2.     GOING  CONCERN  UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $4.2 million and an accumulated deficit of $33 million as of June 30, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE  3.     RECENT  PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30, 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

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

     To conform to the net method, the Company reclassified worksite employee payroll costs of $10.2 million for the six month period ended June 30, 2003, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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

NOTE  5.     PROPERTY  AND  EQUIPMENT

Net  property  and  equipment  at  June  30,  2003  was  as  follows:

(In thousands)
Computers and equipment. . . . . . . . . .  $ 321
Furniture & fixtures . . . . . . . . . . .    122
Demonstration equipment. . . . . . . . . .    127
Leasehold improvements . . . . . . . . . .    -0-
                                            ------
                                              570
Accumulated depreciation & amortization
   (Including accumulated amortization of
   $204,249 on leased assets). . . . . . .   (506)
                                            ------
                                            $  64

Depreciation expenses, including amortization of capital lease assets, for the six months ended June 30, 2003 and 2002 were $13 thousand and $80 thousand, respectively.

NOTE  6.     INTANGIBLES

On March 18, 2003, the Company entered into a purchase agreement with ExpertHR Oklahoma, Inc. to acquire all the issued and outstanding stock of ExpertHR Oklahoma effective April 1, 2003. The number of shares of Preferred Stock and the face value of each share shall reflect the purchase price paid by the Company, which shall be an amount equal to one and one-half times gross profit of ExpertHR Oklahoma Inc.'s operations for the quarter ending June 30, 2003 multiplied by four as stated in an audit report to be performed (the "Purchase Price"). From this purchase, the Company received covenants not to compete for five years valued at $920,613. The amortization expense for the period ended June 30, 2003 was $30,687.

NOTE  7.     NOTES  PAYABLE  TO  RELATED  PARTIES

Notes  payable  to  related  parties  at  June  30,  2003  were  as  follows:

                                                                         (in thousands)
Note payable to a stockholder of the Company.
Interest at 8%. Principal due at various dates through September 2003.
Interest expense as of June 30, 2003 is $6,025.. . . . . . . . . . . .  $           109
Notes payable to a stockholder and officer of the Company.
Interest at 8%. Principal due at various dates through April 2003.
Interest expense as of June 30, 2003 is $4,585.. . . . . . . . . . . .              116
Other notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               25
                                                                        ---------------
                                                                        $           250

NOTE  8.     NOTES  PAYABLE

Notes  payable  at  June  30,  2003  were  as  follows:

                                                                         (in thousands)
Note payable to an unrelated party, with interest at 10%. Due through
the payment of commissions earned through March 9, 2001. . . . . . . .  $           320
Note payable to an unrelated party, with interest at 4.5%. Due through
the principal and interest payment  March 15, 2004.. . . . . . . . . .              150
Note payable related to acquisition of client services contracts from
A third party, payable  through May 2005.. . . . . . . . . . . . . . .              191
                                                                        ---------------
                                                                        $           661

NOTE  9.     STOCKHOLDERS'  EQUITY

Convertible  Preferred  Stock

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has no convertible preferred stock outstanding through June 30, 2003.

Common  Stock  Issued  During  the  Period

The  Company  issued  115.1  million  shares to Imaging Technologies Corporation
(ITEC) pursuant to a share purchase agreement for a convertible promissory note, payable in two years, in the amount of $2.25 million.

The Company issued 3.9 million shares to related parties to retire notes payable in the amount of $27 thousand.

The Company issued 10.3 million and 1.8 million shares for services for the six months ended June 30, 2003 and 2002, respectively. The Company has recognized expenses for such services in the amount of $98 thousand and $649 thousand in 2003 and 2002, respectively.

The Company issued 880 thousand shares of common stock for salaries totaling $156 thousand in the period ended June 30, 2002.

NOTE  10.     BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the six month periods ended June 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE  11.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services in the amount of $98 thousand and $649 thousand for the six months ended June 30, 2003 and 2002, respectively, by issuing its common stock.

The Company paid for salaries in the amount of $156 thousand for the six month period ended June 30, 2002 by issuing common stock. No such transactions were made in the six month period ended June 30, 2003.

The Company repaid notes payable to related parties of $27 thousand in the six month period ended June 30, 2003, by the issuance of common stock. No such payments were made in the prior year period.

The  Company  issued  115.1  million  shares to Imaging Technologies Corporation
(ITEC) pursuant to a share purchase agreement for a convertible promissory note, payable in two years, in the amount of $2.25 million.

The Company issued non-qualified options to stockholder and a creditor of the company to purchase 4.0 million shares and recorded $29 thousand as loan payment for the six months ended June 30, 2003.

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

The following is information for the Company's reportable segments for the six month ended June 30, 2003:

                                             ABM       PEO
(in thousands). . . . . . . . . . . . . . .  Segment   Segment    Unallocated   Total
                                             --------  ---------  ------------  --------

Revenue . . . . . . . . . . . . . . . . . .  $      -  $    400   $          -  $   400
Depreciation and amortization . . . . . . .         -         -             75       75
Operating expenses. . . . . . . . . . . . .         -    (1,363)             -   (1,363)
Interest, net . . . . . . . . . . . . . . .         -         -             39       39
Loss from continuing operations before tax.         -      (912)             -     (912)

Identifiable assets . . . . . . . . . . . .         -     2,162          1,070    3,232
Capital expenditures. . . . . . . . . . . .         -         -              -        -

The following is information for the Company's reportable segments for the six month ended June 30, 2002. The data relate to the automated check cashing business only as the Company did not enter the PEO business until January 2003.

                                              Sales     Processing
In thousands . . . . . . . . . . . . . . . .  Segment   Segment       Unallocated    Total
                                              --------  ------------  -------------  --------

Revenue. . . . . . . . . . . . . . . . . . .  $      -  $         -   $          -   $     -
Gross margin, before selling, general and
     administrative expense. . . . . . . . .         -         (203)             -      (203)
Depreciation and amortization. . . . . . . .         -          203             47       250
Interest expense . . . . . . . . . . . . . .         -            -             72        72
Other, net . . . . . . . . . . . . . . . . .         -            -         (2,813)   (2,813)
Loss from continuing operations before taxes         -         (203)        (2,885)   (3,088)

Identifiable assets. . . . . . . . . . . . .       146          818            485     1,449
Capital expenditures . . . . . . . . . . . .         -            -              -         -

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

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. On July 17, 2003, the court entered Judgment By Default By Court and awarded the Company damages against IntelliCorp, IntelliGroup and Isaac Chang in the amount of $3,900,000 including $1,000,000 in punitive damages. Defendants time to appeal said damage award expires on September 17, 2003. In the event defendants appeal the damage award the Company will respond to the appeal, if no appeal if filed, the Company will commence collection actions. There is no assurance that the Company will be successful in its collection efforts.

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

John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. Mr. Ellis appeared to have abandoned this action. John Ellis also filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action . In response to the action filed in San Diego County, the Company filed a motion to quash service and to compel arbitrationThe court granted the request of the Company and directed Mr. Ellis to pursue his claims in arbitration. The Company believes it has valid defenses to the allegations. The amount at issue was recorded as a liability in the consolidated financial statements.

NKS Enterprises, Inc. commenced a legal action against the Company in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case was settled in December 2002. The maximum amount to be paid under the settlement is $100,000. In exchange, Greenland will receive the MaxCash ABM sold to NKS Enterprises. The Company was unable to comply with terms of settlement and NKS has entered a judgment against the Company for $100,000. This amount was recorded as a liability in the consolidated financial statements.

On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company is requesting $500,000 in damages.

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


NOTE  14.     SUBSEQUENT  EVENTS

Subsequent to June 30, 2003, 21,312,500 shares of Greenland common stock were issued through exercise of options and warrants.

NOTE  15.     ITEC  ACQUISITION  AGREEMENT

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

INTRODUCTION

     The following discussion pertains to our operations and financial condition as of June 30, 2003, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

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

RESULTS  OF  OPERATIONS

Revenue

     We had total revenues of $9.3 million and $10.6 million, from our PEO business, for the three and six months ended June 30, 2003 respectively. We had no revenues in the prior year period. The Company's sales operations related to check cashing was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management is currently working to re-establish these operations, especially as they relate to value-added products and services to the Company's PEO clientele.

Cost  of  Sales

     The Company incurred total costs of PEO services of $9 million and $10.2 million for the three and six month period ended June 30, 2003. Cost of goods sold in the prior year periods, associated with check cashing operations, was $102 thousand and $203 thousand, which were associated with the since-suspended operations related to transaction processing.

Operating  Expenses

Selling, general and administrative expenses for the three months ended June 30, 2003 and 2002 were $1 million and $681 thousand, respectively. Selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were $1.2 million and $1.4 million, respectively.

Other  Expense

Net other income was $30 thousand and $(236) thousand for the three month period ended June 30, 2003 and 2002. Net other income was $51 thousand and net other expenses were $(1.8) million for six month ended June 30, 2003 and 2002. The difference is due primarily to a charge for impairment of goodwill in the period ended June 30, 2002.

Net  Loss

     The net loss for the three months ended June 30, 2003 was $657 thousand compared to a net loss of $1 million for comparative period in 2002. The net loss for the six months ended June 30, 2003 was $912 thousand compared to a net loss of $3.4 million for comparative period in 2002 a decrease of $2.5 million, or 74%. Losses were reduced due primarily to reduced costs and expenses associated with suspension of our check cashing operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At June 30, 2003, we had a working capital deficit of $4.2 million compared with a working capital deficit of $3.2 million at December 31, 2002. The increase in working capital of $1 million , or 33% resulted primarily from an increase in notes payable and increased accounts payable and accrued expenses.

     Stockholders' deficit increased for the six months ended June 30, 2003 from the previous fiscal year by $189 thousand, due primarily to our $912 thousand net loss.

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

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. On July 17, 2003, the court entered Judgment By Default By Court and awarded the Company damages against IntelliCorp, IntelliGroup and Isaac Chang in the amount of $3,900,000 including $1,000,000 in punitive damages . Defendants time to appeal said damage award expires on or about, September 17, 2003. In the event defendants appeal the damage award the Company will respond to the appeal, if no appeal if filed, the Company will commence collection actions. There is no assurance that the Company will be successful in its collection efforts.

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

     John Ellis has filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action. Mr. Ellis appeared to have abandoned this action. John Ellis also filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action . In response to the action filed in San Diego County, the Company filed a motion to quash service and to compel arbitrationThe court granted the request of the Company and directed Mr. Ellis to pursue his claims in arbitration. The Company believes it has valid defenses to the allegations. The amount at issue was recorded as a liability in the consolidated financial statements.

     NKS Enterprises, Inc. commenced a legal action against us in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case was settled in December 2002. The maximum amount to be paid under the settlement is $100,000. In exchange, we will receive the MaxCash ABM sold to NKS Enterprises. The Company was unable to comply with terms of settlement and NKS has entered a judgment against the Company for $100,000. This amount was recorded as a liability in the consolidated financial statements.

On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company is requesting $500,000 in damages.

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

     The Company issued 10.3 million and 1.8 million shares for services for the six months ended June 30, 2003 and 2002, respectively. The Company has recognized expenses for such services in the amount of $98 thousand and $649 thousand in 2003 and 2002, respectively.

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




Date: August 19, 2003. . .  By: /s/ Thomas J. Beener
  Thomas J. Beener
  CEO, President



Date: August 19, 2003. . .  By: /s/ James Downey
  James Downey
  Chief Accounting Officer