Form 10QSB
period 2003-09-30
GREENLAND CORP
filed 2003-11-19
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


   [X] QUARTLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
             177,441,875 SHARES OUTSTANDING AS OF November 18, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Traditional  Small  Business  Disclosure  Format  (check  one):  [X]  YES   NO

                              Greenland Corporation
               (A Subsidiary of Imaging Technologies Corporation)
                              Report on Form 10-QSB
                        Quarter Ended September 30, 2003

                                Table of Contents

Part  I.          Financial  Information

Item  1.          Financial  Statements  (unaudited)

     Consolidated  balance  sheet  as  of  September  30,  2003  (unaudited)

     Consolidated statements of operations for the three months ended September 30, 2003 and 2002

     Consolidated statements of operations for the nine months ended September 30, 2003 and 2002

     Consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002

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

Item  1.          Legal  Matters

Item  6.          Exhibits  and  Reports  on  Form  8-K

          Signatures

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                           CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share amounts) . . . . . . . . . . . . . . . . .  SEPTEMBER 30, 2003
                                                                                 (unaudited)
Current assets
     Cash  and cash equivalents. . . . . . . . . . . . . . . . . . . .  $               399
     Account Receivable, Net . . . . . . . . . . . . . . . . . . . . .                  229
     Receivables from related parties. . . . . . . . . . . . . . . . .                1,314
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                  133
                                                                        --------------------
          Total current assets . . . . . . . . . . . . . . . . . . . .                2,075

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .                   91
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .                  844
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  194
Investment - PEO contracts . . . . . . . . . . . . . . . . . . . . . .                  223
                                                                        --------------------

                                                                        $             3,427
                                                                        ====================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $               926
     PEO payroll taxes and other payroll deductions. . . . . . . . . .                3,414
     Payables to related companies . . . . . . . . . . . . . . . . . .                   94
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .                  679
     Notes payable, related parties. . . . . . . . . . . . . . . . . .                  245
     Current maturities of obligations under capital lease . . . . . .                  338
     Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . .                  709
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .                  232
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .                  529
                                                                        --------------------
        Total current liabilities. . . . . . . . . . . . . . . . . . .                7,166

Obligations under capital lease less current maturities. . . . . . . .                   28
                                                                        --------------------
                                                                                      7,194
Stockholders' net capital deficiency
   Convertible Preferred Class A stock, $.001 par value;
     10,000 shares authorized, no shares issued or outstanding                          ---
    Common stock, $0.001 par value, 500,000,000 shares
      authorized, 164,401,875
      issued and outstanding,. . . . . . . . . . . . . . . . . . . . .                  624
   Common stock warrants . . . . . . . . . . . . . . . . . . . . . . .                   14
   Subscribed shares and receivables . . . . . . . . . . . . . . . . .               (1,990)
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .               31,676
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .              (34,091)
                                                                        --------------------
          Total shareholders' net capital deficiency . . . . . . . . .               (3,767)

                                                                        $             3,427
                                                                        ====================

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                        THREE MONTHS ENDED SEPTEMBER 30,

Thousands except per share amounts
                                                                                2003            2002
                                                                        -------------  --------------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $           -
   PEO Services. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,525               -
   Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . .         1,881             101
                                                                        -------------  --------------

   Gross profit (loss), (gross billings of  $9,614,
        less worksite  employee payroll
        cost of $8,970 in 2003). . . . . . . . . . . . . . . . . . . .           644            (101)

Costs and expenses
   General and administrative expenses . . . . . . . . . . . . . . . .         1,515             280

                                                                               1,515             280
                                                                        -------------  --------------

          Loss from operations . . . . . . . . . . . . . . . . . . . .          (871)           (381)

Other income (expenses):
   Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . .             -               -
   Gain on investment disposal . . . . . . . . . . . . . . . . . . . .             -               -
    Impairment on goodwill . . . . . . . . . . . . . . . . . . . . . .             -               -
   Gain (loss) on settlement of debts. . . . . . . . . . . . . . . . .             -            (126)
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .          (118)            (23)
   Other income (expense). . . . . . . . . . . . . . . . . . . . . . .            46               -
                                                                        -------------  --------------
         Total other income (expense). . . . . . . . . . . . . . . . .           (72)           (149)
                                                                        -------------  --------------

Loss before income tax . . . . . . . . . . . . . . . . . . . . . . . .          (943)           (530)

Provision for Income tax . . . . . . . . . . . . . . . . . . . . . . .             1               -
                                                                        -------------  --------------
           Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $       (944)  $        (530)
                                                                        =============  ==============

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .        (0.006)          (0.07)
                                                                        =============  ==============

Basic and diluted weighted average number
       of common stock outstanding . . . . . . . . . . . . . . . . . .   155,514,375       7,606,977
                                                                        =============  ==============

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                         NINE MONTHS ENDED SEPTEMBER 30,

Thousands except per share amounts
                                                                                2003         2002
                                                                        -------------  -----------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $       --
   PEO Services. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,925            -
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . .         1,881          304
                                                                        -------------  -----------

          Gross profit, (gross billings of  $20,301,
               less worksite  employee payroll
               cost of $19,257 in 2003). . . . . . . . . . . . . . . .         1,044         (304)

Costs and expenses
General and administrative expenses. . . . . . . . . . . . . . . . . .         2,877        1,675

                                                                               2,877        1,675
                                                                        -------------  -----------

         Loss from operations. . . . . . . . . . . . . . . . . . . . .        (1,833)      (1,979)

Other income (expenses):
   Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . .             -           (3)
   Gain on investment disposal . . . . . . . . . . . . . . . . . . . .             -          150
    Impairment on goodwill . . . . . . . . . . . . . . . . . . . . . .             -       (1,565)
    Gain (loss) on settlement of debts . . . . . . . . . . . . . . . .             3         (485)
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .          (158)         (95)
   Other income (expense). . . . . . . . . . . . . . . . . . . . . . .           133          -0-
                                                                        -------------  -----------
         Total other income (expense). . . . . . . . . . . . . . . . .           (22)      (1,998)
                                                                        -------------  -----------

Loss before income tax . . . . . . . . . . . . . . . . . . . . . . . .        (1,855)      (3,977)

Provision for Income tax . . . . . . . . . . . . . . . . . . . . . . .             1           --
                                                                        -------------  -----------
           Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $     (1,856)  $   (3,977)
                                                                        =============  ===========

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .        (0.013)       (0.69)
                                                                        =============  ===========

Basic and diluted weighted average number
       of common stock outstanding . . . . . . . . . . . . . . . . . .   137,973,539    5,743,766
                                                                        =============  ===========

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2003                    2002
                                                                        ---------------------  ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              1,856)  $              (3,977)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . .                   148                     367
        Allowance for doubtful account . . . . . . . . . . . . . . . .                     1                     258
        Gain on sale of assets & disposal of investments . . . . . . .                     -                    (147)
        Impairment of goodwill . . . . . . . . . . . . . . . . . . . .                     -                   1,565
        Net loss on settlement of debt . . . . . . . . . . . . . . . .                     -                     485
        Stock issued for services. . . . . . . . . . . . . . . . . . .                     -                     657
        Option issued for services . . . . . . . . . . . . . . . . . .                    29                       -
        Stock issued for salaries & reimbursement. . . . . . . . . . .                    98                     196
     (Increase) / decrease in current assets:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . .                 (1544)                     11
          Interest receivable. . . . . . . . . . . . . . . . . . . . .                  (133)                    -0-
          Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . .                     -                      25
          Other assets . . . . . . . . . . . . . . . . . . . . . . . .                  (176)                      4
     Increase in current liabilities:
          Account payable and accrued expense. . . . . . . . . . . . .                 3,664                     497
                                                                        ---------------------  ----------------------
             Total Adjustments . . . . . . . . . . . . . . . . . . . .                 2,087                   3,918
                                                                        ---------------------  ----------------------
   Net cash provided by (used in) operating activities . . . . . . . .                   231                     (59)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of  equipment. . . . . . . . . . . . . . . . . . . . . . .                   (41)                     --
                                                                        ---------------------  ----------------------
   Net cash provided by in investing activities. . . . . . . . . . . .                   (41)                     --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases . . . . . . . . . . . . . . . .                    --                    (104)
  Principal payments on line of credit . . . . . . . . . . . . . . . .                   (59)                    (39)
  Principal payment on note payable. . . . . . . . . . . . . . . . . .                   (32)                     --
  Proceeds from the exercise of warrants & options . . . . . . . . . .                   100                      --
  Proceeds from note payable . . . . . . . . . . . . . . . . . . . . .                   196                     196
                                                                        ---------------------  ----------------------
  Net cash provided by (used in) financing activities. . . . . . . . .                   205                      53

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS . . . . . . . . . .                   395                      (6)

CASH & CASH EQUIVALENTS , BEGINNING BALANCE. . . . . . . . . . . . . .                     4                       7
                                                                        ---------------------  ----------------------

CASH & CASH EQUIVALENTS , ENDING BALANCE . . . . . . . . . . . . . . .  $                399   $                   1
                                                                        ---------------------  ----------------------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .  $                 27   $                  19
                                                                        ---------------------  ----------------------
  Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . .  $                 --                     --
                                                                        ---------------------  ----------------------

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2002 was filed on April 7, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE  2.     GOING  CONCERN  UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $5.1 million and an accumulated deficit of $34 million as of September 30, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

In the regular course of business, there are inter-company transfers of funds between the Company and ITEC. To date, an approximate net amount of $1.3 million have been transferred from the Company and/or its subsidiaries to ITEC and/or its other subsidiaries. Should these inter-company transfers be left unpaid, in whole or in part, the cash position of the Company and its ExpertHR subsidiary could be inadequate to meet current and/or future operating requirements. There can be no assurance that the existing inter-company liabilities will be repaid in the near future, or at all. Furthermore, there can be no assurance that there will not be additional inter-company transfers in the future.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  3.     RECENT  PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows..

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

To conform to the net method, the Company reclassified worksite employee payroll costs of $17.3 million for the nine months period ended September 30, 2003, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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

NOTE  5.     PROPERTY  AND  EQUIPMENT

Net  property  and  equipment  at  September  30,  2003  was  as  follows:

(In thousands)
Computers and equipment. . . . . . . . . .  $ 362
Furniture & fixtures . . . . . . . . . . .    122
Demonstration equipment. . . . . . . . . .    127
                                            ------
                                              611
Accumulated depreciation & amortization
   (Including accumulated amortization of
   $505,860 on leased assets). . . . . . .   (520)
                                            ------
                                            $  91
                                            ======

Depreciation expenses, including amortization of capital lease assets, for the nine months ended September 30, 2003 and 2002 were $40 thousand and $114 thousand, respectively.

NOTE  6a.     INTANGIBLES

On March 18, 2003, the Company entered into a purchase agreement with ExpertHR Oklahoma, Inc. to acquire all the issued and outstanding stock of ExpertHR Oklahoma effective April 1, 2003. The number of shares of Preferred Stock and the face value of each share shall reflect the purchase price paid by the Company, which shall be an amount equal to one and one-half times gross profit of ExpertHR Oklahoma Inc.'s operations for the quarter ending June 30, 2003 multiplied by four as stated in an audit report to be performed (the "Purchase Price"). From this purchase, the Company received covenants not to compete for five years valued at $920,613. The amortization expense for the nine month ended September 30, 2003 was $76,717.
NOTE  6b.     customer  contract

On March 1,2003, the Company entered into an Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements (the "Accounts") with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations ("Staff Pro"). The purchase price is $254,709 payable as follows: (i) Payment of $22,457.50 March 18, 2003 (the "First Payment"); (ii) payment of $22,457.50 within 30 days of the First Payment (the "Second Payment"); (iii) monthly payments of $8,940.37 per month commencing 30 days after the Second Payment and continuing for 24 months; (iv) one million restricted shares of ITEC. The Purchase Price is based on representations by Staff Pro that the Accounts constitute a revenue base of $11,065,832 (the "Revenue Base"). In the event, either prior to or during the 24 month payment period, there is a reduction in the Revenue Base, the Purchase price will be reduced proportionately to said reduction of the Revenue Base. Provided, however, if during the first 90 days after the effective date of the Agreement, Staff Pro causes any existing client to execute a new client agreement with the Company on terms and conditions satisfactory to the Company, then that client shall be excluded from the revenue base calculation. The Company is amortizing the contracts over a 60 month period. The accumulated amortization at September 30, 2003 and amortization expense for the nine month ended September 30, 2003 amounted to $31,439.

NOTE  7.     NOTES  PAYABLE  TO  RELATED  PARTIES

Notes  payable  to  related  parties  at  September  30,  2003  were as follows:

                                                                         (in thousands)
Note payable to a stockholder of the Company.
Interest at 8%. Principal due at various dates through September 2003.
Interest expense as of September 30, 2003 is $8,135. . . . . . . . . .  $           109
Notes payable to a stockholder and officer of the Company.
Interest at 8%. Principal due at various dates through April 2003.
Interest expense as of September 30, 2003 is $6,885. . . . . . . . . .              111
Other notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               25
                                                                        ---------------
                                                                        $           245
                                                                        ===============

NOTE  8.     NOTES  PAYABLE

Notes  payable  at  September  30,  2003  were  as  follows:

                                                                          (in thousands)
Note payable to an unrelated party, with interest at 10%. Due through
the payment of commissions earned through March 9, 2001.. . . . . . . .  $           320
Note payable to an unrelated party, with interest at 5.75%. Due through
the principal and interest payment  March 31, 2004. . . . . . . . . . .               91
Note payable to an unrelated party, with interest at 7.5%. Due through
the principal and interest payment  February 29, 2004.. . . . . . . . .               98
Note payable related to acquisition of client services contracts from
A third party with interest at 6%, payable through May 2005.. . . . . .              170
                                                                         ---------------
                                                                         $           679

NOTE  9.     STOCKHOLDERS'  EQUITY

Convertible  Preferred  Stock

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has no convertible preferred stock outstanding through September 30, 2003.

Common  Stock  Issued  During  the  Period

The  Company  issued  115.1  million  shares to Imaging Technologies Corporation
(ITEC) pursuant to a share purchase agreement for a convertible promissory note, payable in two years, in the amount of $2.25 million.

The Company issued 5.4 million and 160 thousand shares to related parties to retire notes payable in the amount of $33 thousand and $8 thousand for the nine months ended September 30, 2003 and 2002, respectively.
..

The Company issued 10.3 million and 4 million shares for services for the nine months ended September 30, 2003 and 2002, respectively. The Company has recognized expenses for such services in the amount of $98 thousand and $657 thousand in 2003 and 2002, respectively.

The Company issued 1.6 million shares of common stock for salaries totaling $196 thousand in the period ended September 30, 2002.

NOTE  10.     BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

Basic and diluted net loss per share for the nine month periods ended September 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE  11.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services in the amount of $98 thousand and $657 thousand for the nine months ended September 30, 2003 and 2002, respectively, by issuing its common stock.

The Company paid for salaries in the amount of $196 thousand for the nine months period ended September 30, 2002 by issuing common stock. No such transactions were made in the nine month period ended September 30, 2003.

The Company repaid notes payable to related parties of $27 thousand and $8 thousand in the nine months period ended September 30, 2003, by the issuance of common stock.

The  Company  issued  115.1  million  shares to Imaging Technologies Corporation
(ITEC) pursuant to a share purchase agreement for a convertible promissory note, payable in two years, in the amount of $2.25 million.

The Company issued non-qualified options to stockholder and a creditor of the company to purchase 4.0 million shares and recorded $29 thousand as loan payment for the nine months ended September 30, 2003.

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

The following is information for the Company's reportable segments for the nine month ended September 30, 2003:

                                             ABM       PEO
(in thousands). . . . . . . . . . . . . . .  Segment   Segment    Unallocated    Total
                                             --------  ---------  -------------  --------

Revenue . . . . . . . . . . . . . . . . . .  $      -  $  2,925   $          -   $ 2,925
Depreciation and amortization . . . . . . .         -         -            148       148
Operating expenses. . . . . . . . . . . . .         -    (1,833)             -    (1,833)
Interest, net . . . . . . . . . . . . . . .         -         -            158       158
Loss from continuing operations before tax.         -     1,044         (2,902)   (1,858)

Identifiable assets . . . . . . . . . . . .         -     2,579            848     3,427
Capital expenditures. . . . . . . . . . . .         -        41              -        41

The following is information for the Company's reportable segments for the nine month ended September 30, 2002. The data relate to the automated check cashing business only as the Company did not enter the PEO business until January 2003.

                                              Sales     Processing
In thousands . . . . . . . . . . . . . . . .  Segment   Segment       Unallocated    Total
                                              --------  ------------  -------------  --------

Revenue. . . . . . . . . . . . . . . . . . .  $    -0-  $       -0-   $        -0-   $   -0-
Gross margin, before selling, general and
     administrative expense. . . . . . . . .       -0-         (304)           -0-      (304)
Depreciation and amortization. . . . . . . .       -0-          304             63       367
Interest expense . . . . . . . . . . . . . .       -0-          -0-             95        95
Other, net . . . . . . . . . . . . . . . . .       -0-          -0-         (3,093)   (3,093)
Loss from continuing operations before taxes       -0-         (304)        (3,188)   (3,492)

Identifiable assets. . . . . . . . . . . . .       146          733            467     1,346
Capital expenditures . . . . . . . . . . . .       -0-          -0-            -0-       -0-

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

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. On July 17, 2003, the court entered Judgment By Default By Court and awarded the Company damages against IntelliCorp, IntelliGroup and Isaac Chang in the amount of $3,900,000 including $1,000,000 in punitive damages. Defendants time to appeal said damage award expired s on September 17, 2003. The Company is pursuing collection actions of said amount. There is no assurance that the Company will be successful in its collection efforts.

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

John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. Mr. Ellis appeared to have abandoned this action. John Ellis also filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action . In response to the action filed in San Diego County, the Company filed a motion to quash service and to compel arbitrationThe court granted the request of the Company and directed Mr. Ellis to pursue his claims in arbitration. The Company and Mr. Ellis have agreed to resolve this matter in mediation and a hearing is set for November 25, 2003.The Company believes it has valid defenses to the allegations. The amount at issue was recorded as a liability in the consolidated financial statements.

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

On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company is requesting $500,000 in damages. The Company has filed a motion with the Court for a default judgment against CardPlus.

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

NOTE  14.     SUBSEQUENT  EVENTS

Subsequent to September 30, 2003, 13,040,000 shares of Greenland common stock were issued through exercise of options and warrants and in settlement of debt.

Subsequent to September 30, 2003 the Company entered into an transaction with Alpha Capital Aktiengesellschaft and Gamma Opportunity Capital Partners, LP (the "Investors") whereby the Investors subscribed to purchase $750,000 (the 'Purchase price") of principal amount of an 8% secured promissory note(s) of the Company, convertible into shares of the Company's common stock at a per share conversion price equal to the lesser of $.025 or sixty-five percent of the average of the three lowest closing bid process of the common stock for the 30 trading days preceding but not including conversion date as defined in the Agreement; and share purchase warrants to purchase shares of common stock. Two Hundred Thousand Dollars of the Purchase price shall be payable at execution of the Agreement and up to $550,000 of the Purchase price will be payable within 5 business days after the actual effectiveness of the registration Statement as defined in the Agreement. On or about October 20, the Company received $147,000 as the initial payment after payment of legal fees and expenses of approximately $30,000. The Company in is the process of preparing the Form SB-2 Registration Statement and expects to file the on or about November 17, 2003.

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

INTRODUCTION

     The following discussion pertains to our operations and financial condition as of September 30, 2003, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

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

On or about October 2003 the operational structure of Imaging Technologies Corporation and its subsidiaries, including the Company and its subsidiary, ExpertHr, Inc. was changed through the creation of the office of the chairman
("OFC") . The OFC will serve as an advisory office with its own professional staff and be available to assist the respective CEO's and provide expertize in certain areas, including human resources, finance, marketing and administration as well as be responsible for certain financial consolidation functions Under the revised structure, the Chief Executive Officer of each subsidiary continues to report the respective Board of Directors, however, each Chief Executive Officer will operate independently through use of separate staff and professional personel will be charged with the duties associated with Chief Executive Officer of his respective company. This structure is consistent with the over all stragety of operating the companies as separate PEO operations with a different type client base and different type risk assessments. As a result of this change, the Company has taken steps to implement formal control over certain matters including banking, finance, insurance and sales.

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

     Also in March 2003, we entered into an Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations

     In February 2003, we entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements with certain existing clients of Accord Human Resources, Inc, an Oklahoma corporation

     The PEO business is highly competitive, with approximately 900 firms operating in the U.S. There are several firms that operate on a nationwide basis with revenues and resources far greater than ours. Some large PEO companies are owned by insurance carriers; and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, and Staff Leasing, Inc.

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

     We are responsible for: payment of wages and related tax reporting and remittance (state and federal withholding, FICA, FUTA, state unemployment); workers'compensation compliance, procurement, management and reporting; compliance with COBRA, IRCA, HIPAA and ERISA (for employee benefit plans sponsored by ExpertHR only), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and employee benefits administration.

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

RESULTS  OF  OPERATIONS

Gross  Billing

     We had total gross billing of $9.6 million and $20.3 million, from our PEO business, for the three and nine months ended September 30, 2003 respectively. We had no revenues in the prior year period. The Company's sales operations related to check cashing was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management is currently working to re-establish these operations, especially as they relate to value-added products and services to the Company's PEO clientele.

Worksite  Employee  Payroll  Cost

     The Company incurred total costs of PEO services of $8.9 million and $19.2 million for the three and nine months period ended September 30, 2003. Cost of goods sold in the prior year periods, associated with check cashing operations, was $101 thousand and $304 thousand, which were associated with the since-suspended operations related to transaction processing.

Operating  Expenses

     Selling, general and administrative expenses for the three months ended September 30, 2003 and 2002 were $1.5 million and $280 thousand, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were $2.9 million and $1.7 million, respectively.

Other  Expense

     Net other income was $(72) thousand and $(149) thousand for the three months period ended September 30, 2003 and 2002. Net other income was $(22) thousand and net other expenses were $(1.9) million for nine months ended September 30, 2003 and 2002. The difference is due primarily to a charge for impairment of goodwill in the period ended September 30, 2002.

Net  Loss

     The net loss for the three months ended September 30, 2003 was $944 thousand compared to a net loss of $530 thousands for comparative period in 2002. The net loss for the nine months ended September 30, 2003 was $1.9 million compared to a net loss of $4 million for comparative period in 2002 a decrease of $2.1 million, or 53%. Losses were reduced due primarily to reduced costs and expenses associated with suspension of our check cashing operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At September 30, 2003, we had a working capital deficit of $5.1 million compared with a working capital deficit of $3.2 million at December 31, 2002. The increase in working capital of $1.9 million , or 59% resulted primarily from an increase in notes payable and increased accounts payable and accrued expenses.

     Stockholders' deficit increased for the nine months ended September 30, 2003 from the previous fiscal year by $649 thousand, due primarily to our $1.9 million net loss.

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

Greenland is a subsidiary of Imaging Technologies Corporation (ITEC). In the regular course of business, there are inter-company transfers of funds between Greenland and ITEC. To date, an approximate net amount of $1.3 million have been transferred from Greenland and/or its subsidiaries to ITEC and/or its other subsidiaries. Should these inter-company transfers be left unpaid, in whole or in part, the cash position of Greenland and its ExpertHR subsidiary could be inadequate to meet current and/or future operating requirements. There can be no assurance that the existing inter-company liabilities will be repaid in the near future, or at all. Furthermore, there can be no assurance that there will not be additional inter-company transfers in the future. (Also see: "Risks and Uncertainties.")

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


INTER-COMPANY  TRANSFERS

     Greenland is a subsidiary of Imaging Technologies Corporation (ITEC). In the regular course of business, there are inter-company transfers of funds between Greenland and ITEC. To date, an approximate net amount of $1.3 million have been transferred from Greenland and/or its subsidiaries to ITEC and/or its other subsidiaries. Should these inter-company transfers be left unpaid, in whole or in part, the cash position of Greenland and its ExpertHR subsidiary could be inadequate to meet current and/or future operating requirements. There can be no assurance that the existing inter-company liabilities will be repaid in the near future, or at all. Furthermore, there can be no assurance that there will not be additional inter-company transfers in the future.

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

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. On July 17, 2003, the court entered Judgment By Default By Court and awarded the Company damages against IntelliCorp, IntelliGroup and Isaac Chang in the amount of $3,900,000 including $1,000,000 in punitive damages . Defendants time to appeal said damage award expired on or about, September 17, 2003. The Company is pursuing collection actions. There is no assurance that the Company will be successful in its collection efforts.

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

     John Ellis has filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action. Mr. Ellis appeared to have abandoned this action. John Ellis also filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action . In response to the action filed in San Diego County, the Company filed a motion to quash service and to compel arbitrationThe court granted the request of the Company and directed Mr. Ellis to pursue his claims in arbitration. The Company and Mr. Ellis have agreed to resolve the matter in mediation and a hearing has been set for November 25, 2003. The Company believes it has valid defenses to the allegations. The amount at issue was recorded as a liability in the consolidated financial statements.

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

On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company is requesting $500,000 in damages. The Company has filed a motion with the Court for a default judgment against CardPlus.

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

     The Company issued 5.4 million shares to related parties to retire notes payable in the amount of $33 thousand.

     The Company issued 10.3 million and 4 million shares for services for the nine months ended September 30, 2003 and 2002, respectively. The Company has recognized expenses for such services in the amount of $98 thousand and $657 thousand in 2003 and 2002, respectively.

     The Company issued 1.6 million shares of common stock for salaries totaling $196 thousand in the period ended September 30, 2002.

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

Date: November 18, 2003. .  By: /s/ Thomas J. Beener
  Thomas J. Beener
  CEO, President


Date: November 18, 2003. .  By: /s/ James R. Downey, Jr.
  James R. Downey, Jr.
  Chief Accounting Officer