Form 10QSB/A
period 2003-06-30
GREENLAND CORP
filed 2003-12-09
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A


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

Item  1.   Legal  Matters

Item  6.   Exhibits  and  Reports  on  Form  8-K

           Signatures

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                           CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share amounts) . . . . . . . . . . . . . . . . .  JUNE 30, 2003
                                                                              (unaudited)
Current assets
     Cash  and cash equivalents. . . . . . . . . . . . . . . . . . . .  $          1,043
     Account Receivable, Net . . . . . . . . . . . . . . . . . . . . .               365
     Receivables from related companies. . . . . . . . . . . . . . . .               394
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                87
                                                                        -----------------
          Total current assets . . . . . . . . . . . . . . . . . . . .             1,889

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .                64
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .               890
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               152
Investment - PEO contracts . . . . . . . . . . . . . . . . . . . . . .               237
                                                                        -----------------

                                                                        $          3,232
                                                                        =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $          1,015
     PEO payroll taxes and other payroll deductions. . . . . . . . . .             2,837
     Payables to related companies . . . . . . . . . . . . . . . . . .                79
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .               664
     Notes payable, related parties. . . . . . . . . . . . . . . . . .               250
     Current maturities of obligations under capital lease . . . . . .                65
     Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . .               752
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .               127
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .               853
                                                                        -----------------
        Total current liabilities. . . . . . . . . . . . . . . . . . .             6,642

Obligations under capital lease less current maturities. . . . . . . .                28
                                                                        -----------------
                                                                                   6,670
Stockholders' net capital deficiency
   Convertible Preferred Class A stock, $.001 par value;
      10,000 shares authorized, no shares issued or outstanding. . . .                 -
    Common stock, $0.001 par value, 500,000,000 shares
      authorized, 141,089,377 issued and outstanding,. . . . . . . . .               601
   Common stock warrants . . . . . . . . . . . . . . . . . . . . . . .                14
   Subscribed shares and receivables . . . . . . . . . . . . . . . . .            (1,901)
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .            31,504
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .           (33,656)
                                                                        -----------------
          Total shareholders' net capital deficiency . . . . . . . . .            (3,438)

                                                                        $          3,232
                                                                        =================

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           THREE MONTHS ENDED JUNE 30,

Thousands except per share amounts
                                                                                2003         2002
                                                                        -------------  -----------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $     (102)
   PEO Services (gross billings of  $9,286, less
     worksite  employee payroll cost of $9,083). . . . . . . . . . . .           203            -
                                                                        -------------  -----------

          Gross profit (loss). . . . . . . . . . . . . . . . . . . . .           203         (102)

General and administrative expenses. . . . . . . . . . . . . . . . . .         1,304          681

          Total operating costs. . . . . . . . . . . . . . . . . . . .         1,304          681
                                                                        -------------  -----------

          Operating loss . . . . . . . . . . . . . . . . . . . . . . .        (1,101)        (783)

Other income (expenses):
   Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . .             -           (3)
   Gain on investment disposal . . . . . . . . . . . . . . . . . . . .             -          150
Gain (loss) on settlement of debts . . . . . . . . . . . . . . . . . .             3         (348)
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .          (113)         (35)
   Other income (expense). . . . . . . . . . . . . . . . . . . . . . .            45            -
                                                                        -------------  -----------
         Total other income (expense). . . . . . . . . . . . . . . . .           (65)        (236)
                                                                        -------------  -----------

Loss before income tax . . . . . . . . . . . . . . . . . . . . . . . .        (1,166)      (1,019)

Provision for Income tax . . . . . . . . . . . . . . . . . . . . . . .             -            -
                                                                        -------------  -----------
           Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $     (1,166)  $   (1,019)
                                                                        =============  ===========

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .        (0.008)       (0.18)
                                                                        =============  ===========

Basic and diluted weighted average number
       of common stock outstanding . . . . . . . . . . . . . . . . . .   138,632,881    5,590,922
                                                                        =============  ===========

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                            SIX MONTHS ENDED JUNE 30,

Thousands except per share amounts
                                                                                2003         2002
                                                                        -------------  -----------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $     (203)
   PEO Services (gross billings of $10,688, less
     worksite employee payroll cost of $10,288). . . . . . . . . . . .           400            -
                                                                        -------------  -----------

          Gross profit (loss). . . . . . . . . . . . . . . . . . . . .           400         (203)

General and administrative expenses. . . . . . . . . . . . . . . . . .         1,602        1,395
Cost of PEO services . . . . . . . . . . . . . . . . . . . . . . . . .           174            -
Impairment on goodwill . . . . . . . . . . . . . . . . . . . . . . . .             -        1,565
                                                                        -------------  -----------
          Total operating costs. . . . . . . . . . . . . . . . . . . .         1,776        2,960
                                                                        -------------  -----------

          Operating loss . . . . . . . . . . . . . . . . . . . . . . .        (1,376)      (3,163)

Other income (expenses):
   Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . .             -           (3)
   Gain on investment disposal . . . . . . . . . . . . . . . . . . . .             -          150
Gain (loss) on settlement of debts . . . . . . . . . . . . . . . . . .             3         (359)
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .          (135)         (72)
   Other income (expense). . . . . . . . . . . . . . . . . . . . . . .            87            -
                                                                        -------------  -----------
         Total other income (expense). . . . . . . . . . . . . . . . .           (45)        (284)
                                                                        -------------  -----------

Loss before income tax . . . . . . . . . . . . . . . . . . . . . . . .        (1,421)      (3,447)

Provision for Income tax . . . . . . . . . . . . . . . . . . . . . . .             -            -
                                                                        -------------  -----------
           Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $     (1,421)  $   (3,447)
                                                                        =============  ===========

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .         0.011        (0.71)
                                                                        =============  ===========

Basic and diluted weighted average number
       of common stock outstanding . . . . . . . . . . . . . . . . . .   129,057,755    4,871,066
                                                                        =============  ===========

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2003                   2002
                                                                        --------------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            (1,421)  $             (3,447)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . .                   75                    249
        Allowance for doubtful account . . . . . . . . . . . . . . . .                    -                    258
        Loss (gain) on sale of assets & disposal of investments. . . .                    -                   (147)
        Impairment of goodwill . . . . . . . . . . . . . . . . . . . .                    -                  1,565
        Net loss on settlement of debt . . . . . . . . . . . . . . . .                    -                    359
        Stock issued for services. . . . . . . . . . . . . . . . . . .                    -                    585
        Option issued for services . . . . . . . . . . . . . . . . . .                   29                      -
        Stock issued for salaries & reimbursement. . . . . . . . . . .                   98                    156
     (Increase) / decrease in current assets:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . .                 (759)                     6
          Interest receivable. . . . . . . . . . . . . . . . . . . . .                  (87)                     -
          Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . .                    -                     40
          Other assets . . . . . . . . . . . . . . . . . . . . . . . .                   35                      4
     Increase in current liabilities:
          Account payable and accrued expense. . . . . . . . . . . . .                3,220                    306
                                                                        --------------------  ---------------------
             Total Adjustments . . . . . . . . . . . . . . . . . . . .                2,611                  3,381
                                                                        --------------------  ---------------------
   Net cash provided by (used in) operating activities . . . . . . . .                1,190                    (66)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases . . . . . . . . . . . . . . . .                  (68)                   (68)
  Principal payments on line of credit . . . . . . . . . . . . . . . .                  (59)                   (20)
  Principal payment on note payable. . . . . . . . . . . . . . . . . .                 (116)                     -
  Proceeds from the exercise of warrants & options . . . . . . . . . .                    -                      -
  Proceeds from note payable-related party . . . . . . . . . . . . . .                   92                    148
                                                                        --------------------  ---------------------
  Net cash provided by (used in) financing activities. . . . . . . . .                 (151)                    60

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS . . . . . . . . . .                1,039                     (6)

CASH & CASH EQUIVALENTS , BEGINNING BALANCE. . . . . . . . . . . . . .                    4                      7
                                                                        --------------------  ---------------------

CASH & CASH EQUIVALENTS , ENDING BALANCE . . . . . . . . . . . . . . .  $             1,043   $                  1
                                                                        --------------------  ---------------------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .  $                70   $                 17
                                                                        --------------------  ---------------------
  Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . .  $                 -   $                  -
                                                                        --------------------  ---------------------

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

NOTE  2.     GOING  CONCERN  UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $4.8 million and an accumulated deficit of $34 million as of June 30, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE  8.     NOTES  PAYABLE

Notes  payable  at  June  30,  2003  were  as  follows:

                                                                         (in thousands)
Note payable to an unrelated party, with interest at 10%. Due through
the payment of commissions earned through March 9, 2001. . . . . . . .  $           320
Note payable to an unrelated party, with interest at 4.5%. Due through
the principal and interest payment  March 15, 2004.. . . . . . . . . .              150
Note payable related to acquisition of client services contracts from
a third party, payable  through May 2005.. . . . . . . . . . . . . . .              194
                                                                        ---------------
                                                                        $           664

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

The following is information for the Company's reportable segments for the six month ended June 30, 2003:

                                             ABM       PEO
(in thousands). . . . . . . . . . . . . . .  Segment   Segment    Unallocated   Total
                                             --------  ---------  ------------  --------

Revenue . . . . . . . . . . . . . . . . . .  $      -  $    400   $          -  $   400
Depreciation and amortization . . . . . . .         -         -             75       75
Operating expenses. . . . . . . . . . . . .         -    (1,776)             -   (1,776)
Interest, net . . . . . . . . . . . . . . .         -         -            135      135
Loss from continuing operations before tax.         -    (1,421)             -   (1,421)

Identifiable assets . . . . . . . . . . . .         -     2,162          1,070    3,232
Capital expenditures. . . . . . . . . . . .         -         -              -        -

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

NOTE  16     RESTATEMENT

Subsequent to the issuance of financial statements for the period ended September 30, 2003, the Company determined that certain transactions and presentation had not been accounted properly in the Company's financial statements. The Company's June 2003 and September 2003 financial statements have been restated to correct the error as follows:

The Company had booked certain interest expense and penalties in September financial statements while the expense actually pertained to the period ended June 30, 2003.

The  effect  of  the  correction  of  this  error  is  as  follows:

PERIOD ENDED JUNE 30, 2003 . . . . . . . . . .  AS PREVIOUSLY REPORTED    AS RESTATED

BALANCE SHEET:

PEO payroll taxes and other payroll deductions  $             2,331,191   $  2,837,735
Notes payable. . . . . . . . . . . . . . . . .  $               661,457   $    664,147
Accumulated deficit. . . . . . . . . . . . . .  $           (33,147,552)  $(33,656,786)

STATEMENT OF OPERATIONS:

General and administrative expenses. . . . . .  $             1,188,270   $  1,602,061
Interest expense . . . . . . . . . . . . . . .  $                40,306   $    135,749

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003

STATEMENT OF OPERATIONS:

General and administrative expenses. . . . . .  $             1,514,750   $  1,100,959
Interest expense . . . . . . . . . . . . . . .  $               117,706   $     22,263

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

Operating  Expenses

     Selling, general and administrative expenses for the three months ended June 30, 2003 and 2002 were $1.3 million and $681 thousand, respectively. Selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were $1.6 million and $1.4 million, respectively.

Other  Expense

     Net other income was $(65) thousand and $(236) thousand for the three month period ended June 30, 2003 and 2002. Net other income was $(45) thousand and net other expenses were $(284) thousand for six month ended June 30, 2003 and 2002. The difference is due primarily on settlement of debts in the period ended June 30, 2002.

Net  Loss

     The net loss for the three months ended June 30, 2003 was $1.2 million compared to a net loss of $1 million for comparative period in 2002. The net loss for the six months ended June 30, 2003 was $1.4 million compared to a net loss of $3.4 million for comparative period in 2002 a decrease of $2.0 million, or 59%. Losses were reduced due primarily to reduced costs and expenses associated with suspension of our check cashing operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At June 30, 2003, we had a working capital deficit of $4.8 million compared with a working capital deficit of $3.2 million at December 31, 2002. The increase in working capital of $1.5 million, or 49% resulted primarily from an increase in notes payable and increased accounts payable and accrued expenses.

     Stockholders' deficit increased for the six months ended June 30, 2003 from the previous fiscal year by $320 thousand, due primarily to our $1.4 million net loss.

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

10(e) - Stock Purchase Agreement among Greenland, ITEC, and ExpertHR Oklahoma, Inc., dated March 18, 2003, incorporated by reference to Form 10-QSB dated August 19, 2003.

99.1 - Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2  - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K

On January 21, 2003, the Company filed Form 8-K to report a change in control related to the acquisition of shares by Imaging Technologies Corporation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2003 . . . . .  By: /s/ Thomas J. Beener
  Thomas J. Beener
  CEO, President, and
  Acting Chief Financial Officer
