Form 10QSB/A
period 2003-09-30
GREENLAND CORP
filed 2003-12-09
CIK 852127

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

Item  1.   Legal  Matters

Item  6.   Exhibits  and  Reports  on  Form  8-K

           Signatures

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                           CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except share amounts) . . . . . . . . . . . . . . . . .  SEPT. 30, 2003
                                                                               (unaudited)
Current assets
     Cash  and cash equivalents. . . . . . . . . . . . . . . . . . . .  $             399
     Account Receivable, Net . . . . . . . . . . . . . . . . . . . . .                229
     Receivables from related parties. . . . . . . . . . . . . . . . .              1,314
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                133
                                                                        ------------------
          Total current assets . . . . . . . . . . . . . . . . . . . .              2,075

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .                 91
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .                844
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                194
Investment - PEO contracts . . . . . . . . . . . . . . . . . . . . . .                223
                                                                        ------------------

                                                                        $           3,427
                                                                        ==================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $             926
     PEO payroll taxes and other payroll deductions. . . . . . . . . .              3,414
     Client deposit. . . . . . . . . . . . . . . . . . . . . . . . . .                 94
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .                679
     Notes payable, related parties. . . . . . . . . . . . . . . . . .                245
     Current maturities of obligations under capital lease . . . . . .                338
     Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . .                709
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .                232
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .                529
                                                                        ------------------
        Total current liabilities. . . . . . . . . . . . . . . . . . .              7,166

Obligations under capital lease less current maturities. . . . . . . .                 28
                                                                        ------------------
                                                                                    7,194
Stockholders' net capital deficiency
   Convertible Preferred Class A stock, $.001 par value;
     10,000 shares authorized, no shares issued or outstanding . . . .                  -
    Common stock, $0.001 par value, 500,000,000 shares
      authorized, 164,401,875
      issued and outstanding,. . . . . . . . . . . . . . . . . . . . .                624
   Common stock warrants . . . . . . . . . . . . . . . . . . . . . . .                 14
   Subscribed shares and receivables . . . . . . . . . . . . . . . . .             (1,990)
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .             31,676
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .            (34,091)
                                                                        ------------------
          Total shareholders' net capital deficiency . . . . . . . . .             (3,767)

                                                                        $           3,427
                                                                        ==================

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                        THREE MONTHS ENDED SEPTEMBER 30,

Thousands except per share amounts
                                                                                  2003             2002
                                                                        ---------------  ---------------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $            -
   PEO Services. . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,525                -
   Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . .           1,881              101
                                                                        ---------------  ---------------

   Gross profit (loss), (gross billings of  $9,614,
     less worksite employee payroll cost of $8,970 in 2003). . . . . .             644             (101)

Costs and expenses
   General and administrative expenses . . . . . . . . . . . . . . . .           1,101              280
   Impairment on investment. . . . . . . . . . . . . . . . . . . . . .               -                -
                                                                        ---------------  ---------------
                                                                                 1,101              280
                                                                        ---------------  ---------------

          Loss from operations . . . . . . . . . . . . . . . . . . . .            (457)            (381)

Other income (expenses):
   Gain (loss) on settlement of debts. . . . . . . . . . . . . . . . .               -             (126)
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .             (22)             (23)
   Other income (expense). . . . . . . . . . . . . . . . . . . . . . .              46                -
                                                                        ---------------  ---------------
         Total other income (expense). . . . . . . . . . . . . . . . .              24             (149)
                                                                        ---------------  ---------------

Loss before income tax . . . . . . . . . . . . . . . . . . . . . . . .            (433)            (530)

Provision for Income tax . . . . . . . . . . . . . . . . . . . . . . .               1                -
                                                                        ---------------  ---------------
           Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $         (434)  $         (530)
                                                                        ===============  ===============

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .          (0.003)           (0.07)
                                                                        ===============  ===============

Basic and diluted weighted average number of common stock
   outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .     155,514,375        7,606,977
                                                                        ===============  ===============

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                         NINE MONTHS ENDED SEPTEMBER 30,

Thousands except per share amounts
                                                                                  2003           2002
                                                                        ---------------  -------------
Revenues
   Product sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $         --
   PEO Services. . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,925              -

Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . .           1,881            304
                                                                        ---------------  -------------

          Gross profit, (gross billings of  $20,301, less worksite
             employee payroll cost of $19,257 in 2003) . . . . . . . .           1,044           (304)

Costs and expenses
General and administrative expenses. . . . . . . . . . . . . . . . . .           2,877          1,675
Impairment on investment . . . . . . . . . . . . . . . . . . . . . . .               -          1,565
                                                                        ---------------  -------------

                                                                                 2,877          3,240
                                                                        ---------------  -------------

         Loss from operations. . . . . . . . . . . . . . . . . . . . .          (1,833)        (3,544)

Other income (expenses):
   Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . .               -             (3)
   Gain on investment disposal . . . . . . . . . . . . . . . . . . . .               -            150
    Gain (loss) on settlement of debts . . . . . . . . . . . . . . . .               3           (485)
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .            (158)           (95)
   Other income (expense). . . . . . . . . . . . . . . . . . . . . . .             133            -0-
                                                                        ---------------  -------------
         Total other income (expense). . . . . . . . . . . . . . . . .             (22)          (433)
                                                                        ---------------  -------------

Loss before income tax . . . . . . . . . . . . . . . . . . . . . . . .          (1,855)        (3,977)

Provision for Income tax . . . . . . . . . . . . . . . . . . . . . . .               1             --
                                                                        ---------------  -------------
           Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $       (1,856)  $     (3,977)
                                                                        ===============  =============

Basic and diluted net loss per share . . . . . . . . . . . . . . . . .           0.013          (0.69)
                                                                        ===============  =============

Basic and diluted weighted average number of common stock
   outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .     137,973,539      5,743,766
                                                                        ===============  =============

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2003                    2002
                                                                        ---------------------  ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             (1,856)  $              (3,977)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . .                   148                     367
        Allowance for doubtful account . . . . . . . . . . . . . . . .                     1                     258
        Gain on sale of assets & disposal of investments . . . . . . .                     -                    (147)
        Impairment of goodwill . . . . . . . . . . . . . . . . . . . .                     -                   1,565
        Net loss on settlement of debt . . . . . . . . . . . . . . . .                     -                     485
        Stock issued for services. . . . . . . . . . . . . . . . . . .                     -                     657
        Option issued for services . . . . . . . . . . . . . . . . . .                    29                       -
        Stock issued for salaries & reimbursement. . . . . . . . . . .                    98                     196
     (Increase) / decrease in current assets:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . .                (1,544)                     11
          Interest receivable. . . . . . . . . . . . . . . . . . . . .                  (133)                    -0-
          Prepaid Expense. . . . . . . . . . . . . . . . . . . . . . .                     -                      25
          Other assets . . . . . . . . . . . . . . . . . . . . . . . .                  (176)                      4
     Increase in current liabilities:
          Account payable and accrued expense. . . . . . . . . . . . .                 3,664                     497
                                                                        ---------------------  ----------------------
             Total Adjustments . . . . . . . . . . . . . . . . . . . .                 2,087                   3,918
                                                                        ---------------------  ----------------------
   Net cash provided by (used in) operating activities . . . . . . . .                   231                     (59)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of  equipment. . . . . . . . . . . . . . . . . . . . . . .                   (41)                     --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases . . . . . . . . . . . . . . . .                     -                    (104)
  Principal payments on line of credit . . . . . . . . . . . . . . . .                   (59)                    (39)
  Principal payment on note payable. . . . . . . . . . . . . . . . . .                   (32)                     --
  Proceeds from the exercise of warrants & options . . . . . . . . . .                   100                      --
  Proceeds from note payable . . . . . . . . . . . . . . . . . . . . .                   196                     196
                                                                        ---------------------  ----------------------
  Net cash provided by (used in) financing activities. . . . . . . . .                   205                      53

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS . . . . . . . . . .                   395                      (6)

CASH & CASH EQUIVALENTS , BEGINNING BALANCE. . . . . . . . . . . . . .                     4                       7
                                                                        ---------------------  ----------------------

CASH & CASH EQUIVALENTS , ENDING BALANCE . . . . . . . . . . . . . . .  $                399   $                   1
                                                                        ---------------------  ----------------------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . .  $                 27   $                  19
                                                                        ---------------------  ----------------------
  Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . .  $                 --                     --
                                                                        ---------------------  ----------------------

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

The following is information for the Company's reportable segments for the nine month ended September 30, 2003:

                                             ABM       PEO
(in thousands). . . . . . . . . . . . . . .  Segment   Segment    Unallocated    Total
                                             --------  ---------  -------------  --------

Revenue . . . . . . . . . . . . . . . . . .  $      -  $  2,925   $          -   $ 2,925
Depreciation and amortization . . . . . . .         -         -            148       148
Operating expenses. . . . . . . . . . . . .         -    (1,833)             -    (1,833)
Interest, net . . . . . . . . . . . . . . .         -         -            158       158
Loss from continuing operations before tax.         -     1,044         (2,899)   (1,855)

Identifiable assets . . . . . . . . . . . .         -     2,579            848     3,427
Capital expenditures. . . . . . . . . . . .         -        41              -        41

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

THREE MONTH PERIOD ENDED SEPT. 30, 2003

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

On or about October 2003 the operational structure of Imaging Technologies Corporation and its subsidiaries, including the Company and its subsidiary, ExpertHr, Inc. was changed through the creation of the office of the chairman ("OFC"). The OFC will serve as an advisory office with its own professional staff and be available to assist the respective CEO's and provide expertize in certain areas, including human resources, finance, marketing and administration as well as be responsible for certain financial consolidation functions Under the revised structure, the Chief Executive Officer of each subsidiary continues to report the respective Board of Directors, however, each Chief Executive Officer will operate independently through use of separate staff and professional personel will be charged with the duties associated with Chief Executive Officer of his respective company. This structure is consistent with the over all stragety of operating the companies as separate PEO operations with a different type client base and different type risk assessments. As a result of this change, the Company has taken steps to implement formal control over certain matters including banking, finance, insurance and sales.

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

Operating  Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 and 2002 were $1.1 million and $280 thousand, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were $2.9 million and $1.7 million, respectively.

Other  Expense

Net other income was $24 thousand and $(149) thousand for the three months period ended September 30, 2003 and 2002. Net other income was $(22) thousand and net other expenses were $(433) thousand for nine months ended September 30, 2003 and 2002. The difference is due primarily to loss on settlement of debts in the period ended September 30, 2002.

Net  Loss

     The net loss for the three months ended September 30, 2003 was $434 thousand compared to a net loss of $530 thousands for comparative period in 2002. The net loss for the nine months ended September 30, 2003 was $1.9 million compared to a net loss of $4 million for comparative period in 2002 a decrease of $2.1 million, or 53%. Losses were reduced due primarily to reduced costs and expenses associated with suspension of our check cashing operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At September 30, 2003, we had a working capital deficit of $5.1 million compared with a working capital deficit of $3.2 million at December 31, 2002. The increase in working capital of $1.9 million, or 59% resulted primarily from an increase in notes payable and increased accounts payable and accrued expenses.

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