Form 10KSB
period 2003-12-31
GREENLAND CORP
filed 2004-04-08
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                 (858) 451-6128
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was 1,456,358 based upon a $0.016 per share trading price on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      CLASS A COMMON STOCK $0.001 PAR VALUE

               95,022,365 SHARES OUTSTANDING AS OF MARCH 31, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

      Traditional Small Business Disclosure Format (check one): [X] YES [ ]NO

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

         During 1999, 2000 and 2001 we devoted our efforts to the development and marketing of automated check cashing products and technologies. Our MAXcash(TM) automated banking machine ("ABM") is a product similar in form to an automated teller machine ("ATM"). The first production units of the MAXcash ABM were introduced in the second quarter of fiscal 1999. Greenland has developed expertise in the point-of-sale transaction business through our efforts related to the MAXcash ABM.

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

         Also in March 2003, we entered into an Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations.

         In February 2003, we entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements with certain existing clients of Accord Human Resources, Inc, an Oklahoma corporation.

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

         Our principal executive offices are located 17075 Via Del Campo, San Diego, CA 92127. Our main phone number is (858) 451-6128.

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

         As a result of our recent expansion into the PEO business segment, we believe that a number of our PEO clients may want to provide check cashing services to employees at worksites. This opportunity to sell stand-alone MAXcash ABM units and/or license our back end software could be considerable.

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

         We believe that the demand for PEO services is driven by (1) the trend by small and medium-sized businesses toward outsourcing management tasks outside of core competencies; (2) the difficulty of providing competitive health care and related benefits to attract and retain employees; (3) the increasing costs of health and workers' compensation insurance coverage and workplace safety programs; and (4) complex regulation of labor and employment issues and the related costs of compliance.

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

         We have invested, capital, time and effort in the development of our back-office, risk management and transaction support software systems., We determined that our original plan to develop, produce, and successfully market and support our MAXcash ABM system was beyond the scope of our available resources.

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

         The Company's strategy has been oriented around two revenue streams. The first was the sale of the MAXcash ABM. The second revenue stream was to be generated from the fees earned in connection with the various banking services provided on each of the machines in operation. However, without sufficient numbers of machines in the field, this revenue stream did not produce material results in fiscal 2003.

         The Company's present strategy is the sale MAXcash ABM to PEO's and/or license our backend technology to those customer who wish to perform their own backend processing. This eliminates any risk to the Company for bad checks, pay day advances and need to add personnel and incur additional operating expenses.

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

         Commencing February we embarked on a series of acquisitions that established the Company in the PEO business. In February 2003, we entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements with certain existing clients of Accord Human Resources, Inc, an Oklahoma corporation. In March 2003, we entered into an Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations. In April 2003, we entered into a Stock Purchase Agreement along with ITEC, to acquire an Oklahoma-based PEO company, which we have organized as ExpertHR-OK, a wholly-owned subsidiary of Greenland. The Oklahoma facilities and personnel provided a substantial amount of the administration duties associated with our PEO business, including the implementation of system software.

         Although San Diego served as corporate headquarters, processing and most administrated services related to the PEO operations were conducted in the Oklahoma office. In addition our Michigan office was responsible for some processing and sales operations. With the acquisition of ExpertHr of Oklahoma, the Company also acquired a license to properitery software for payroll processing and accounting and a client base of approximately $9 million of revenue.

         During fiscal 2003,. Imaging Technologies Corporation ("ITEC") was the controlling shareholder of the Company and the Company Board of Directors was controlled by four members who were also members of the ITEC. In that capacity, ITEC directed that ITEC control finance and other operational matters. However, in October 2003, the Company gained control of its finances and certain operational functions and began to address the various financial and operational problems it inherited including non payment taxes, failure to comply with certain regulatory agencies, worker's compensation, legal issues and the up-streaming of approximately $1,300,000 from the Company to ITEC. Finally, in February 2004, the Company separated from ITEC and the ITEC Board Members resigned from the Company's board. (See "Managements Discussion and Plan of Operation")(See "Subsequent Events").

         In October 2003, the Company decided to move the processing from the proprietary system in Oklahoma to a more common system to save substantial costs associated with maintenance and upgrades. In November the Oklahoma operation lost the entire client base and was unable to obtain new clients. Accordingly, the Company began to shift operations from Oklahoma to the Michigan office and to San Diego. In March 2004, the Company closed the Oklahoma office at a substantial cost savings to the Company (See " Subsequent Events").

         The Company plans to focus its operations in San Diego and Michigan and maintain a sales staff in both locations. Any new acquisitions will be directed to obtaining a client base with the addition of offices, if any, constituting a sales office. We do not anticipate adding additional personal beyond 3-4 persons to assist in Human Resources, Administration and/or sales.

         The Company believes it is well positioned to operate in a financially prudent manner.

         We believe that the PEO business represents an opportunity to establish profitable operations, including expanded sales opportunities for our MAXcash ABM and/or our backend software.


BUSINESS STRATEGY

         Our goal is to achieve operating revenues and profits from our two business units. Our PEO business, which was activated primarily in the first quarter of 2003 is expected to provide large incremental revenues. We believe that we can achieve an operational break even point with the addition of approximately 500 work site employees with a goal to reach a total of approximately 2,000-3,000 work site employees in 2004. Our technology business, anchored by our MAXcash ABM system, is expected to grow in the future mainly through machine sales to PEO clients.

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

PROFESSIONAL EMPLOYMENT ORGANIZATION

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

         Also in March 2003, we entered into an Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations.

         In February 2003, we entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements with certain existing clients of Accord Human Resources, Inc, an Oklahoma corporation.

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

INTELLECTUAL PROPERTY

         We intend to protect our technology by filing copyright and/or patent applications for the patentable technologies that we consider important to the development of our business. We also intend to rely upon trade secrets, know-how, and continuing technological innovations to develop and maintain competitive advantage.

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

PERSONNEL

         Including officers, we employed 16 full-time employees at December 31, 2003. As of the date of this filing, the Company and its subsidiaries employs 10 full-time employees. We also use independent consultants and contractors for a variety of tasks, including, shareholder relations, and sales and marketing. None of our employee's are covered by collective bargaining agreements and we considers our employee relations to be satisfactory.

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

GOING CONCERN CONSIDERATIONS

         At December 31, 2003, and for the fiscal year then ended, we had a net loss, negative working capital and a decline in net worth, which raise substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve sales targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. We have reduced and/or discontinued some of our operations and, if we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

         For the year ended December 31, 2003, our net loss was $3.5 million and our decrease in net worth was $35.8 million. At December 31, 2003 our negative working capital was $5 million. Specific steps that we have taken to address these problems include entering the PEO business, which is expected to provide revenues and profits in the future. Additionally, we have reduced overhead costs through such actions as reductions in our work force and the relocation of our facilities to reduce rent payments.

         Furthermore, we plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs with interim cash flow deficiencies being addressed through additional equity financing. We also plan to pursue the acquisition of business units that will be consistent with our PEO business strategies. We anticipate that all of these initiatives will be carried out throughout the fiscal year ending December 31, 2004.

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

         To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our December 31, 2003 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

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

ITEM 2.

DESCRIPTION OF PROPERTY

         We currently occupy approximately 3,000 square feet of office space that we shared with ITEC at 17075 Via Del Campo, San Diego, California, on a month-to-month basis. PEO operations are also conducted from small branch offices in Troy Michigan and in Edmond Oklahoma.

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

         On May 23, 2001, the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001, the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The Company and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby Mr. Armani agreed to make certain cash payments to the Company and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, the Company obtained a judgment against Mr. Armani for $100,000. The Company and Armani settled for payment of $60,000 from Armani to the Company and the parties entered into releases.

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

         The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for board seats and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares (prior to a 1:50 reverse stock split in October 2002) of common stock for the investment. The shares were returned to us and were cancelled. . A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. On July 17, 2003, the court entered Judgment By Default and awarded the Company damages against IntelliCorp, IntelliGroup and Isaac Chang in the amount of $3,900,000 including $1,000,000 in punitive damages. Defendants time to appeal said damage award expired s on September 17, 2003. The Company is pursuing collection actions of said amount. There is no assurance that the Company will be successful in its collection efforts.

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

         John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action Mr. Ellis appears to have abandoned this action. John Ellis also filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action. In response to the action filed in San Diego County, the Company filed a motion to quash service and to compel arbitration.. The court granted the request of the Company and directed Mr. Ellis to pursue his claims in arbitration. The Company and Mr. Ellis have agreed to resolve this matter in mediation and a hearing is set for November 25, 2003. The Company believes it has valid defenses to the allegations. The amount at issue was recorded as a liability in the consolidated financial statements.

         The Company entered in a settlement with Mr. Ellis of all matters (See "Subsequent Events").

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

         On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company is requesting $500,000 in damages. The Company has filed a motion with the Court for a default judgment against CardPlus. CardPlus did not appear and a default was entered in favor of the Company for $500,000. The Company has not yet sought a judgment against CardPlus as it is presently seeking to name the officers of CardPlus as individual defendants.

         The Company has been notified by Accord of Oklahoma that it is owed fees or royalties. They have previously threatened litigation although any disputes would have to be resolved via arbitration. It is management's intention to settle this dispute rather than proceed to arbitration.

         Subsequent to December 31, 2003, certain sales or management employees have left their positions at the Company and it has been determined that during their employment they may have interfered with and/or directed clients of the Company to other competing companies and/or started their own competing business during their employment.. Management has obtained outside counsel to evaluate these circumstances and is prepared to take legal action against these individuals if circumstances warrant.

         Subsequent to December 31, 2003, the Company informed counsel Owen Naccarrato from Naccarrato and Associates that he had acted in a conflict of interest capacity by representing the Company and various third parties whose interest were adverse to the Company, including ITEC, Peter Benz, Bi-Costal Consulting without obtaining a waiver from the Company. The Company has requested a copy of all filed from Mr. Naccarrato who at this time has failed to comply. The Company has engaged outside counsel to pursue Mr. Naccarrato and determine if his representation of the Company was fair and equitable in the transactions in which the Company was involved.

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

PART II.

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market, and quoted on the OTC Electronic Bulletin Board under the symbol "GRLC". Our common stock has traded, during the fiscal year ended December 31, 2003 between $0.0381 and $0.005 per share. The number of shares of record of common stock, $.001 par value, was 177,441,875 at December 31, 2003 and 95,022,365 at March 31, 2004.
The following table sets forth the quarterly high and low last sales prices per share for the common stock as reported by the OTC Electronic Bulletin Board:

         ---------------------------------------------------------
                                               HIGH         LOW
         ---------------------------------------------------------
         Year ended Dec. 31, 2002
              First quarter                  $  0.25      $  0.03
              Second quarter                    1.00         0.23
              Third quarter                     0.10         0.02
              Fourth quarter                    0.05         0.01

         Year ended Dec. 31, 2003
              First quarter                 $  0.005     $  0.015
              Second quarter                   0.006        0.026
              Third quarter                    0.015        0.038
              Fourth quarter                   0.012        0.030
         ---------------------------------------------------------

         On March 31, 2004, the last sales price for the common stock as reported by the OTC Electronic Bulletin Board was $0.016 per share. On March 31, 2004 there were approximately 5,100 shareholders of record of the common stock.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion pertains to our operations and financial condition as of December 31, 2003, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

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

         Our strategy for marketing and sales of the MAXCash ABM, during fiscal 2001 and 2002 , was directed at locating distributors of ATM machines and entering into distribution agreements. Although we signed a number of such agreements, unit sales did not materialize.

         In the past, our strategy has been oriented around two revenue streams:
(1) sales of the MAXcash ABM and (2) fees earned in connection with the various banking services provided on each of the machines in operation. However, without sufficient numbers of machines in the field, this revenue stream has not produced material results.

         The Company has had six machines in place with CardPlus International, Inc. since 2001, but has not achieved any material revenue stream. Under the arrangement with CardPlus the Company sold six machines to CardPlus and licensed CardPlus the backend software so that CardPlus could operate as their own processor for check cashing and other services. This arrangement removed the Company from any obligation to perform backend services and to avoid liability regarding bad checks and/or other operational issues and eliminate need to hire a back office staff, yet still provide fees from the sale of machines and license fees (See " Subsequent Events").

         The Company will continue the strategy of selling machines and licensing its backend software to third parties and focus on PEO clients to compliment our PEO services.

         While we are optimistic that we can successfully produce and sell MAXcash ABM kiosks and/or license backend software to PEO clients (ours and others), there can be no assurance that we will achieve our goals in this regard. (ALSO SEE "RISKS AND UNCERTAINTIES" AND "BUSINESS STRATEGY.")

PROFESSIONAL EMPLOYER ORGANIZATION

         With the acquisition of a controlling interest in the shares of Greenland by ITEC (which closed in January 2003), in August 2002, we embarked on program to become a PEO provider. And PEO operations commenced in February 2003 with the acquisition of certain clients of Accord Human Resources. In March we concluded an acquisition of ExpertHR of Oklahoma and also an acquisition of certain clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2 both Michigan companies. We subsequently closed the Oklahoma operation (See `Subsequent Events").

         We now provide, through our wholly-owned ExpertHR subsidiary, comprehensive personnel management services. We provide a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

         As of the end of fiscal 2003, our business continues to experience operational and liquidity challenges. During fiscal 2003 we experienced several challenges. Since Imaging Technologies Corporation ("ITEC") was the controlling shareholder of the Company and since the Company Board of Directors was controlled by four members who were also members of the ITEC various issues arose. ITEC took control of finance ,including payment of taxes, payment of accounts payable and hiring of certain personnel and in that capacity up-streamed approximately $1,400,000 for its use. Unfortunately a significant amount of taxes owed by the Company were not paid , creditors were not paid and certain filing required to be made were not made with regulatory agencies. In addition certain funding opportunities directed and controlled by ITEC did not materialize which further hampered the Company's operations. Also, because of the control issue with ITEC, the Company was being identified and/or linked to ITEC regarding certain regulatory and tax issues. In October 2003, the Company gained control of its finances and began to address the various problems it inherited including unpaid taxes, unpaid or expired worker's compensation,, funds paid to certain members of the ITEC board and accounts payable.. Finally, in February 2004, the Company separated from ITEC and the ITEC Board Members resigned from the Company's board (See "Subsequent Events").

         Accordingly, the Company is starting to recover from the control by ITEC and the challenges of 2003, in taking steps to correct the past problems but is confronted with significant issues. Based on these events, year-to-year financial comparisons may be of limited usefulness now and for the next several periods due to changes in our business as these changes relate to potential acquisitions of new businesses and changes in products and services.

         Our current strategy is: (1) to expand our PEO business; (2) add various collateral services to the PEO services and (3) to commercialize our MAXcash ABM products and technology.

         We believe with the addition of approximately 500 employees the Company can achieve an operational break-even point. We anticipate reaching this goal through acquisition and efforts of our sales staff. Clearly the Company's objective to exceed break even and grow to approximately 2,000-3,000 employees in fiscal 2004.

         To successfully execute our current strategy, we will need to improve our working capital position. The report of the Company's independent auditors accompanying our December 31, 2003 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional and financing, and renegotiating existing obligations.


         Presently, the Company owns shares of common stock of Viper Networks Inc., which has recently traded between $.60 and $1.80 per share. Although all or a a majority of funds (depending on proceeds received) are set aside for payment of taxes, the Company anticipates a certain availability of funds to assist in the Company's on-going operation.

         In addition, the Company will likely engage in a private offering to raise funds.


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

         On March 8, 2003, we entered into a Stock Purchase Agreement along with ITEC, to acquire an Oklahoma-based PEO company, which we have organized as ExpertHR-OK, a wholly-owned subsidiary of Greenland. The purchase price of $920,612, which is payable in shares of convertible preferred stock (convertible into common stock or payable in cash within two years). The purchase price was computed as 150% of the gross profit of the acquired company as of June 30, 2003 on an annualized basis. The Company utilized the Oklahoma office as a processing center and headquarters for certain administrative functions and in addition as part of the acquisition the Company received a license for the system based software for processing and accounting functions. The Oklahoma office employed 8 persons. Through the Oklahoma office we were able to build a client base of approximately $9,000,000 of payroll revenue. Subsequent to December 31, 2003, the Company closed the Oklahoma operation (See " Subsequent Events").

         On March 1, 2003, the Company entered into a Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements (the "Accounts") with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations ("Staff Pro"). The purchase price, subject to adjustment, is Two Hundred Sixty Nine Thousand Four Hundred Eighty Three Dollars ($269,483.00) payable as follows: (i) Payment of $22,457.50 not later than March 18, 2003 (the "First Payment"); (ii) payment of $22,457.50 within 30 days of the First Payment (the "Second Payment"); (iii) monthly payments of $8,940.37 per month commencing 30 days after the Second Payment and continuing for 24 months;
(iv) one million restricted shares of ITEC. The Adjustment: The Purchase Price is based on representations by Staff Pro that the Accounts constitute a revenue base of $11,065,832 (the "Revenue Base"). In the event, either prior to or during the 24 month payment period, there is a reduction in the Revenue Base, the Purchase price will be reduced proportionately to said reduction of the Revenue Base. Provided, however, if during the first 90 days after the effective date of the Agreement, Staff Pro causes any existing client to execute a new client agreement with the Company on terms and conditions satisfactory to the Company, then that client shall be excluded from the revenue base calculation. The Company continues to operate this book of business although the base of business has decreased from a revenue base of $11,065,832 to $3,716,533 as of December 31, 2003.

         On February 16, 2003, the Company entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements (the "Accounts") with certain existing clients of Accord Human Resources, Inc, an Oklahoma corporation ("Accord"). The Purchase Price is calculated on a commission basis as follows: Greenland shall pay Accord an amount ("Accord Commission") equal to (25%) twenty-five percent of Gross Profits generated during a three (3) year period (the "Commission Period") beginning on the later to occur of February 1, 2003, or the date of Greenland's first payroll covering Existing Clients. During 2003, the Company realized revenue of approximately, $10,754,047.

         Subsequent to December 31, 2003 on February 13, 2004 the Company entered into a transaction with ePEO, Link, Inc., an Idaho based PEO., to acquire their client base of approximately $33,000,000 and assume certain liabilities. In February the Department of Insurance of the State of Idaho issued a temporary restraining order against ePEO to prohibit the sale or transfer of any assets. The Company withdrew its offer to purchase and is awaiting a decision from the Department of Insurance of the State of Idaho regarding the transaction.

         Subsequent to December 31, 2003 and effective April 1, 2004, the Company entered into an agreement with KEBS, INC., a Pennsylvania based PEO whereby the Company acquired all right title and interest in and to all the rights and benefits arising out of the Client Service Agreements with the existing clients of KEBS. The purchase price of twenty thousand dollars is paid, $10,000 at closing and the second $10,000, subject to adjustment, is paid one year from closing. The second payment shall be adjusted to increase or decrease depending on whether the administration fee during said one year period is less than or greater than $25,000. The client base consists of approximately 100 work-site employees with annual payroll of approximately $900,000. The Company also entered into a Consulting Agreement with the principal of KEBS for a term of ten months at $1,000 per month.


RESULTS OF OPERATIONS

GROSS BILLING

         We had total gross billing of $26.5 million from our PEO business, for the year December 31, 2003. We had no revenues in the prior year period. 2003 was our first venture into the PEO industry and our favorable experience here has made this our primary focus in 2004. Gross revenue include wages $ 21 million, taxes $1.9 million, workers' compensation $1.5 million, administrative fees $826 thousand and other $266 thousand.

         The Company's sales operations related to check cashing was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management is currently working to re-establish these operations, especially as they relate to value-added products and services to the Company's PEO clientele.

WORKSITE EMPLOYEE PAYROLL COST

         The Company incurred total costs of PEO services of $24.9 million for the year ended December 31, 2003. Cost of PEO services included: wages $21 million, taxes $1.8 million, workers' compensation $1.4 million and other $357 thousand.

         Cost of goods sold in the prior year periods, associated with check cashing operations, was $0, which was associated with the since-suspended operations related to transaction processing.

OPERATING EXPENSES

         Operating expenses for the years ended December 31, 2003, and 2002 were $4.9 million and $4.6 million, respectively. Operating expense includes impairment of investments and goodwill of $1 million and $2.2 million in 2003 and 2002, respectively. Netting out impairment of investments and goodwill, operating expense increased to $3.9 million in 2003 compared with $2.4 million in 2002 primarily due to increased staffing necessary for the PEO business.

         There were no research and development costs for the years ended December 31, 2003, and 2002, respectively.

NON-OPERATING EXPENSES

         Non-operating expenses were $147 thousand for the year ended December 31, 2003 compared to $1.1 million for the year ended December 31, 2002, a decrease of $978 thousand (87%). The decrease was due primarily to the settlement of litigation and inventory obsolescence related to the MAXcash ABM system in 2002.

NET LOSS

         The net loss for the year ended December 31, 2003 was $3.5 million compared to $5.7 million for fiscal year 2002, a decrease of 2.2 million (38%), due primarily to increased in gross income associated to the PEO business and decrease in non-operating expenses.

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

         At December 31, 2003, we had a working capital deficit of $5 million compared with a working capital deficit of $3.2 million at December 31, 2002. The increase of $1.8 million (56%) resulted primarily from an increase in PEO payroll tax and other payroll deductions.

         Stockholders' equity increased for the year ended December 31, 2003 from the previous fiscal year by $1.7 million, due primarily to the $3.5 million comprehensive loss, which was offset by increased paid-in-capital of $2.8 million.

         Net cash used for operating activities was $531 thousand compared to $28 thousand in fiscal 2002. The changes are due primarily to the increase in account receivable associated to the PEO services.

         There was no net cash provided by or used for investing activities in the year ended December 31, 2003. Net cash provided by investing activities was $0 in fiscal 2002.

         Net cash from financing activities was $527 thousand for the year ended December 31, 2003 compared to $25 thousand in the prior year; an increase of $502 thousand (95%). The increase was due primarily to changes in notes payable and the exercise of warrants and options.

         We have no material commitments for capital expenditures. However, presently, the Company owns shares of common stock of Viper Networks Inc., which has recently traded between $.60 and $1.80 per share. Although a majority of funds (depending on proceeds received) are set aside for payment of taxes, the Company anticipates a reasonable availability of funds to assist in the Company's on-going operation. In addition, the Company will likely engage in a private offering to raise funds.

         Subsequent to December 31, 2003, the Company issued 7,500,000 shares of common stock for services. However, subsequent to December 31, 2003, approximately 90 million shares were returned by ITEC and cancelled by the Company (See "Subsequent Events").

         Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to marketing and selling our products and services, and other factors. We anticipates that our capital requirements will increase in future periods as we reduces our debt and increase our sales and marketing efforts. The report of our independent auditors accompanying our December 31, 2003 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth.

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

SUBSEQUENT EVENTS

         Subsequent to December 31, 2003, the Company entered into an agreement with Imaging Technologies Corporation ("ITEC") on February 11, 2004 whereby the Company agreed to cancel or return a Convertible Promissory Note issued by ITEC to the Company in the amount of $2,250,000 and cancel an existing inter-company transfer debt of ITEC to the Company of approximately $1,300,000 and ITEC agreed to (i) return all but 19,183,390 shares of the Company common stock received in connection with their purchase of the Company stock on January 2003 ( including shares received in connection with exercise of warrants) (ii) retain an addition 6,000,000 shares of the Company common stock in the name of ITEC but with proxy rights to the Company for full voting authority and the right to the Company to sell said shares and receive proceeds from said sale(s) (iii) grant the Company all right title and interest in ITEC's rights to acquire any and all interest in and to ePEO Link, Inc.and (iv) cause all members of the Company board of directors who also serve on ITEC board to resign from the Company's board; Brian Bonar, Eric Gaer, Richard Green and Robert Dietrich. As a result of this transaction the Company's issued and outstanding shares were reduced to 88,000,000 and ITEC is no longer the controlling shareholder nor does ITEC board members control the Company Board of Directors. During the period that ITEC controlled the Company, management had significant disagreements with ITEC over use of funds, including up-streaming of approximately $1,300,000, accounting policies and failure to pay taxes and conflicts of interest by ITEC Board members and legal counsel selected by ITEC.

         Subsequent to December 31, Brian Bonar resigned as Chairman of the Board of the Company; Richard Green, Robert Dietrich and Eric Gaer resigned as member's of the Company's Board of Directors. Mr. Gaer also resigned as Secretary of the Company and Mr. Gaer and Mr. Bonar resigned as officers and directors of ExpertHR.

         Subsequent to December 31, 2003, Mr. Thomas Beener was appointed Chairman of the Board of the Company.

         Subsequent to December 31, 2003 on March 2, 2004, the Company closed the office in Oklahoma. This action was taken as a result of several factors:
(i) the software system utilized was found to be overly-expensive to operate and maintain and a better system was obtained (ii) the Oklahoma office lost its entire client base of approximately $9,000,000 and was unable to obtain new accounts (iii) operating functions performed in Oklahoma was transferred. The closing of this office reduced operating expenses by approximately $70,000 per month.

         Subsequent to December 31, 2003 on February 13, 2004 the Company entered into a transaction with ePEO, Link, Inc., an Idaho based PEO, to acquire their client base of approximately $33,000,000 and assume certain liabilities. In February the Department of Insurance of the State of Idaho issued a temporary restraining order against ePEO to prohibit the sale or transfer of any assets. The Company withdrew its offer to purchase and is awaiting a decision from the Department of Insurance of the State of Idaho regarding the transaction.

         Subsequent to December 31, 2003, the Company entered into a settlement agreement with John Elllis whereby Mr. Ellis dismissed all claims and granted the Company a complete release in exchange for 1,000,000 shares of the Company common stock.

         Subsequent to December 31, 2003 and effective April 1, 2004, the Company entered into an agreement with KEBS, INC., a Pennsylvania based PEO whereby the Company acquired all right title and interest in and to all the rights and benefits arising out of the Client Service Agreements with the existing clients of KEBS. The purchase price of twenty thousand dollars is paid, $10,000 at closing and the second $10,000, subject to adjustment, is paid one year from closing. The second payment shall be adjusted to increase or decrease depending on whether the administration fee during said one year period is less than or greater than $25,000. The client base consists of approximately 100 work-site employees with annual payroll of approximately $900,000. The Company also entered into a Consulting Agreement with the principal of KEBS for a term of ten months at $1,000 per month.

         Subsequent to December 31, 2003, certain sales or management employees have left their positions at the Company and it has been determined that during their employment they may have interfered with and/or directed clients of the Company to other competing companies and/or started their own competing business during their employment.. Management has obtained outside counsel to evaluate these circumstances and is prepared to take legal action against these individuals if circumstances warrant.

         Subsequent to December 31, 2003, the Company informed counsel Owen Naccarrato from Naccarrato and Associates that he had acted in a conflict of interest capacity by representing the Company and various third parties whose interest were adverse to the Company, including ITEC, Peter Benz, Bi-Costal Consulting without obtaining a waiver from the Company. The Company has requested a copy of all filed from Mr. Naccarrato who at this time has failed to comply. The Company has engaged outside counsel to pursue Mr. Naccarrato.

         Subsequent to December 31, 2003 on April 2, 204, Mr. Brad Urlaub was appointed Chief Operating Officer of the Company and has agreed to join the Board of Directors of Greenland Corporation.

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

The Board of Directors, through the Audit Committee (composed entirely of independent Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee annually recommends to the Board of Directors the selection of the independent auditors and submits the selection for ratification by shareholders at the Company's annual meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 2003 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To reinforce complete independence, Kabani & Company, Inc. has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

      By /s/ Thomas Beener
         --------------------

         Thomas Beener
         President, and Chief Executive Officer

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of independent accountants                                            28
Consolidated balance sheet as of December 31, 2003                           29
Consolidated statements of operations for the years ended
     December 31, 2003 and 2002                                              30
Consolidated statements of stockholders' equity (deficit) for the
years ended December 31, 2003 and 2002                                       31
Consolidated statements of cash flows for the years ended
     December 31, 2003 and 2002                                              32
Notes to consolidated financial statements                                   33

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Greenland Corporation

We have audited the accompanying consolidated balance sheet of Greenland Corporation, a Nevada Corporation and subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenland Corporation and subsidiary as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $35,772 thousand including net losses of $3,536 thousand and $5,714 thousand for the years ended December 31, 2003 and 2002, respectively. The Company has a working capital deficiency of $4,979 thousand on December 31, 2003. These factors as discussed in Note 5 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 20, 2004

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003



(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS
------

CURRENT ASSETS:

      Account Receivable, Net                                          $    432
      Receivable from related party                                       1,263
      Other receivables                                                     329
                                                                       ---------
           Total current assets                                           2,024

PROPERTY AND EQUIPMENT, net                                                  77
DEPOSITS                                                                    135
                                                                       ---------

                                                                       $  2,236
                                                                       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                  $  1,160
     PEO payroll taxes and other payroll deductions                       3,348
     Client deposit                                                           1
     Note payable                                                           608
     Note payable-related party                                             275
     Current  maturities of obligations under capital lease                 362
     Accrued payroll                                                        435
     Accrued interest                                                       281
     Other accrued expenses                                                 533
                                                                       ---------
          Total current liabilities                                       7,003

Long term debt:
      Obligations under capital lease less current maturities                 4

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Convertible Preferred Class A stock, $.001 par value;
     Authorized shares 10,000, issued and outstanding share 0                --
     Common stock, $.001 par value; authorized shares
        500,000,000, 177,441,875 shares issued and outstanding              637
     Additional paid in capital                                          32,079
     Subscribed shares and receivables                                   (1,715)
     Accumulated deficit                                                (35,772)
                                                                       ---------
          Total stockholders' deficit                                    (4,771)
                                                                       ---------
                                                                       $  2,236
                                                                       =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.


                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



(IN THOUSANDS)                                              2003            2002
                                                         ----------      ----------

Net Revenues-PEO Services                                $   5,953       $      --

Cost of revenues                                             4,399              --
                                                         ----------      ----------

Gross profit, (gross billings of $26,523  less
worksite employee payroll cost of $24,969)                   1,554              --

General and Administrative expense                           3,893           2,374
Impairment on investments & goodwill                         1,047           2,213
                                                         ----------      ----------
Operating Expenses                                           4,940           4,587
                                                         ----------      ----------

Loss from operations                                        (3,386)         (4,587)

Non-operating income (expense):
     Inventory obsolescence                                     --            (146)
     Impairment of asset                                        --            (300)
     Net loss on settlement of debt                           (107)           (484)
     Litigation                                                 --            (160)
     Loss on sale of assets                                     --              (3)
     Loss on termination of lease                               --             (65)
     Gain on sale of asset                                      --             150
     Interest expense                                         (219)           (117)
     Other income (expense)                                    179              --
                                                         ----------      ----------
Total non-operating income (expense)                          (147)         (1,125)
                                                         ----------      ----------

Loss before income tax                                      (3,533)         (5,712)

Provision for income tax                                         3               2
                                                         ----------      ----------

Net loss                                                 $  (3,536)      $  (5,714)
                                                         ==========      ==========

Basic and diluted weighted average number of shares
   of common stock outstanding                             197,436           6,634
                                                         ==========      ==========

Basic and diluted net loss per share:                    $   (0.02)      $   (0.86)
                                                         ==========      ==========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                       GREENLAND CORPORATION
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


(thousands)
                                         PREFERRED STOCK         COMMON STOCK                SUBSCRIBED ACCUMULATED          TOTAL
                                         ---------------  -------------------------             SHARES    OTHER              STOCK-
                                                                          ADDITIONAL  SHARES   UNISSUED  COMPRE-            HOLDERS'
                                                                           PAID IN  SUBSCRIBED   AND     HENSIVE ACCUMULATED EQUITY
                                          SHARES  AMOUNT  SHARES    AMOUNT  CAPITAL  UNISSUED RECEIVABLE  INCOME   DEFICIT (DEFICIT)
                                          -------------- --------------------------  -------- ---------  -------- --------- --------
BALANCE AT DECEMBER 31, 2001                --   $   --     3,348  $  169  $29,136   $  (712) $   (431)  $    --  $(26,522) $ 1,640

Shares cancelled                            --       --        --      --     (600)       --        --        --        --     (600)
Shares issued for settlement of debts       --       --       181       9       10        --        --        --        --       19
Shares issued for services                  --       --     4,297     192      489        --        --        --        --      681
Shares issued for salaries &
  reimbursement                             --       --     1,643      82      114        --        --        --        --      196
Subscribed shares unissued                  --       --         2      --        3       496        --        --        --      499
Exercised warrants & options                --       --       118       6       (6)       --        75        --        --       75
Shares issued for legal settlement          --       --       200      10        1        --        --        --        --       11
Stock options issued for
  compensation & services                   --       --                         75        --        --        --        --       75
Shares issued for prepaid expense           --       --     3,000       3       27        --       (30)       --        --       --
Net loss for the year                       --       --        --      --       --        --        --        --    (5,714)  (5,714)
                                          -------------- --------------------------  -------- ---------  -------- --------- --------
BALANCE AT DECEMBER 31, 2002                --       --    12,789     471   29,249      (216)     (386)       --   (32,236)  (3,118)

Shares issued for investment                --       --   115,103     115    2,135        --        --        --        --    2,250
Shares issued for settlement of debts       --       --    16,957      18      335        --        --        --        --      353
Shares issued for services                  --       --    10,283      11       89        --        --        --        --      100
Subscribed shares unissued                  --       --     9,400       9      199     1,093    (2,236)       --        --     (935)
Amortization of prepaid expense                                                                     30                           30
Exercised warrants & options                --       --    12,910      13       43        --        --        --        --       56
Stock options issued for comp and
  services                                  --       --        --      --       29        --        --        --        --       29

Net loss for the year                       --       --        --      --       --        --        --        --    (3,536)  (3,536)
                                          -------------- --------------------------  -------- ---------  -------- --------- --------

BALANCE AT DECEMBER 31, 2003                --   $   --   177,442  $  637  $32,079   $   877  $ (2,592)  $    --  $(35,772) $(4,771)
                                          ============== ==========================  ======== =========  ======== ========= ========

                                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                                             THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



(IN THOUSANDS)                                               2003         2002
                                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(3,536)     $(5,714)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                  181          482
Provision for doubtful accounts                                 10          258
Options issued for compensation & service                       29           75
Inventory obsolescence                                          --          146
Impairment of assets                                            --        2,513
Impairment of investment                                     1,047           --
Net gain on sale & disposal of asset                            --         (147)
Net loss on settlement of debt                                 107          484
Loss on termination of lease                                    --           65
Stock issued for services, prepaid & legal settlement          100          722
Stock issued for salaries & reimbursement                       --          196
(Increase) / decrease in current assets:
Accounts receivable                                         (1,755)          11
Inventory                                                       --           --
Prepaid Expense                                                 --           40
(Increase) decrease in other asset                            (396)          15
Increase / (decrease) in current liabilities:                3,682          826
                                                           --------     --------
Total Adjustments                                            3,005        5,686
                                                           --------     --------

Net cash used in operating activities                         (531)         (28)
                                                           --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock                                    115           --
Proceeds from the exercise of warrants & options                56           --
Principal payments on capital leases                          (205)        (142)
(Payment)/Proceeds from note payable                           325          (59)
Proceeds from note payable-related party                       236          226
                                                           --------     --------

Net cash provided by financing activities                      527           25
                                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (4)          (3)


CASH AND CASH EQUIVALENTS,
   BEGINNING BALANCE                                             4            7
                                                           --------     --------


CASH & CASH EQUIVALENTS,
   ENDING BALANCE                                          $    --      $     4
                                                           ========     ========

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                     $    39      $    20
                                                           ========     ========

Cash paid for income tax                                   $    --      $    --
                                                           ========     ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              GREENLAND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SEGMENTS

Greenland Corporation was formed on July 17, 1986 and was in the development stage until September 1994, when it acquired Gam Properties, Inc. Upon the disposition of the subsidiary at December 31, 1997, Greenland Corporation reentered the development stage and was in the development stage until the third quarter of 1999. Greenland Corporation is engaged in the production, distribution, servicing and marketing of advanced automatic check cashing machines similar to bank ATMs through its wholly owned subsidiary Check Central, Inc. (collectively, the Company). The Company markets and sells its products throughout the United States and grants unsecured credit to its customers. During the year 2001, the management of the Company determined that its efforts to develop, produce, and successfully market and support its MAXcash ABM system may be beyond the scope of its currently available resources. On April 2, 2001, the Company announced that it was temporarily suspending its Check Central subsidiary check cashing operations until such time as the integration of the Company's Check Central software with the MAXcash operating system was complete, in order to minimize its check cashing risk, reduce operating losses, and to conserve capital. The Company has elected to resume sales of the MAXcash ABM machine without back office software support to prospective customers that elect to undertake the risks of check cashing and payroll advances. On January 14, 2003, the Company completed its sale of 19,183,390 shares of common stock, which represent sixty percent (60%) of the issued and outstanding shares of the Company, to Imaging Technologies Corporation ("ITEC"). Additionally, the Company sold warrants to purchase 95,319,510 shares of the Company's common stock to ITEC, which would represent an additional thirty percent (30%) of the issued and outstanding shares of the Company. The sale price for the shares and the exercise of the warrants was $2,250,000 in the form of a promissory note convertible into shares of common stock of ITEC, the number of which would be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. The Company issued 124,302,900 shares of common stock for services and for the sale mentioned above and for shareholders who exercised their warrants.

Subsequent to December 31, 2003, the Company entered into an agreement with ITEC on February 11, 2004 whereby the Company agreed to cancel or return a Convertible Promissory Note issued by ITEC to the Company in the amount of $2,250,000 and cancel an existing inter-company transfer debt of ITEC to the Company of approximately $1,300,000 and ITEC agreed to return all but 19,183,390 shares of the Company common stock received in connection with their purchase of the Company stock (note 27).

On March 18, 2003, the Company entered into a purchase agreement with ExpertHR Oklahoma, Inc., newly formed corporation, to acquire all the issued and outstanding stock of ExpertHR Oklahoma, Inc. effective April 1, 2003. The number of shares of Preferred Stock and the face value of each share shall reflect the purchase price paid by the Company, which shall be an amount equal to one and one-half times gross profit of ExpertHR Oklahoma Inc.'s operations for the quarter ending June 30, 2003 multiplied by four as stated in an audit report to be performed (the "Purchase Price"). On the purchase, the Company recorded covenants not to compete for five years valued at $920,613 (note 13).

On March 1 ,2003, the Company entered into a Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements (the "Accounts") with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations ("Staff Pro"). The purchase price, subject to adjustment, is Two Hundred Sixty Nine Thousand Four Hundred Eighty Three Dollars ($269,483.00) payable as follows: (i) Payment of $22,457.50 not later than March 18, 2003 (the "First Payment"); (ii) payment of $22,457.50 within 30 days of the First Payment (the "Second Payment"); (iii) monthly payments of $8,940.37 per month commencing 30 days after the Second Payment and continuing for 24 months;
(iv) one million restricted shares of ITEC. The Adjustment: The Purchase Price is based on representations by Staff Pro that the Accounts constitute a revenue base of $11,065,832 (the "Revenue Base"). In the event, either prior to or during the 24 month payment period, there is a reduction in the Revenue Base, the Purchase price will be reduced proportionately to said reduction of the Revenue Base. Provided, however, if during the first 90 days after the effective date of the Agreement, Staff Pro causes any existing client to execute a new client agreement with the Company on terms and conditions satisfactory to the Company, then that client shall be excluded from the revenue base calculation.

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

The Company's strategy in PEO industry is to grow through both internal sales and acquisitions. and The Company achieved gross revenue of $26 million in PEO markets in 2003.

NOTE 2.     PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Greenland Corporation (parent) and its wholly owned subsidiary Check Central, Inc, and Expert HR, Inc, collectively referred to as the "Company". All significant intercompany transactions and accounts have been eliminated in consolidation.

NOTE 3.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

ACCOUNTS RECEIVABLE

In determining the allowance to be maintained, the management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts amounted to $436,284 as of December 31, 2003.

INVENTORIES

Inventories comprised of parts were stated at lower of cost, first-in first-out basis, or market. Provision for potentially obsolete or slow-moving inventory was made at 100% of inventory, amounting to $292,819in 2002.

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

CAPITALIZATION OF INTERNAL-USE SOFTWARE COSTS

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. This is in compliance with the accounting requirements of SOP NO. 98-1. Capitalized software had been amortized over a period of 5 years using the straight-line method. The unamortized portion of software costs were written off in 2002 as the management determined this being impaired.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Management evaluated its long-term and intangible assets for impairment and impairment loss of $1 million was recognized for intangible assets during the year ended December 31, 2003..

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

To conform to the net method, the Company netted worksite employee payroll costs of $25 million for the year ended December 31, 2003 from gross billings of $26.5 million.

ADVERTISING

Expenditures for advertising and sales promotion are charged to expense as incurred. Advertising costs for the years ended December 31, 2003 and 2002 were $145 and $0 thousand, respectively.

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

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company did not incur any research and development cost during the year ended December 31, 2003 and 2002.

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

COMPREHENSIVE INCOME

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. At December 31, 2003 and 2002, the Company did not have an accumulated comprehensive amount in the balance sheet.

REPORTING SEGMENTS

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance of its sales activities in two segment, (1) PEO services and (2) the sale and distribution of automatic check cashing machines.

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

RECLASSIFICATIONS

Certain reclassifications were made to the 2002 financial statements to confirm to the 2003 presentation.

NOTE 4.     RECENT PRONOUNCEMENTS

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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.


NOTE 5.     GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $5 million and an accumulated deficit of $35.8 million as of December 31, 2003, including losses of $3.5 million and $5.7 million for the years ended December 31, 2003 and 2002, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

On January 14, 2003, the Company completed its sale of 19,183,390 shares of Greenland common stock, which represent sixty percent (60%) of the issued and outstanding shares of the Company, to Imaging Technologies Corporation ("ITEC"). Additionally, the Company sold warrants to purchase 95,319,510 shares of the Company's common stock to ITEC, which will represent an additional thirty percent (30%) of the issued and outstanding shares of the Company. The sale price for the shares and the exercise of the warrants was $2,250,000 in the form of a promissory note convertible into shares of common stock of ITEC, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. (see note 27)

NOTE 6.     CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.


NOTE 7.     INVENTORIES

Inventories at December 31, 2003 were as follows:

                                         (IN THOUSANDS)

         Raw materials                      $   293
         Work-in-progress                       -0-
         Finished goods                         -0-
                                            --------
                                                293
         Less allowance for obsolescence       (293)
                                            --------

                                            $     0
                                            ========

Inventories are stated at lower of cost, first-in first-out basis or market. Provision for potentially obsolete or slow moving inventory was made at 100% in 2002 since the Company did not have any operation since March 2001.


NOTE 8.     ACCOUNTS RECEIVABLE

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The Company provided allowance for doubtful accounts for $ 436,285 to cover estimated losses. Included in this allowance was CardPlus International, Inc. The Company entered into an agreement with CardPlus International, Inc., the nation's only certified minority electronic payments processor. Pursuant to the agreement CardPlus purchased six interactive check cashing Maxcash (TM) Automated Banking Machine kiosks. These terminals are to be processed from CardPlus' Denver Colorado electronic transaction and data processing center. This transaction is the first purchase under the Company's ongoing strategy to aggressively pursue sales of the Maxcash ABM to customers that have their own processing capabilities. The Company has reserved 100% against the receivable for allowance for bad debts given the probability of collection.

NOTE 9.     RECEIVABLE FROM RELATED PARTIES

This represents the receivable from ITEC, a major shareholder on December 31, 2003 (note 1) amounting $ 1.26 million. This Note is secured by shares of Greenland Corporation issued to the Payor, pursuant to that certain Security Agreement of even date herewith between Holders and Payor (the "Security Agreement").The Principal Sum due two (2) years from the Closing, convertible into ITEC common stock at the average of the closing prices for the ten (10) trading days immediately preceding the date of the notice of conversion delivered by Holder to Payor or convertible into shares and/or other equity in any successor to Payor and/or Holder or its successor at the option of Holder. Principal and all accrued and unpaid interest under this Note shall be due and payable on January 8, 2005. Interest on the outstanding Principal Sum of this Note shall accrue at the rate of eight percent (8%) per annum on the basis of a 360-day year, for the number of actual days elapsed from January 7, 2003 until the entire Principal Sum is paid in full.

NOTE 10.    OTHER RECEIVABLES

This amount includes receivable of $150 thousand from a director of ITEC and interest receivable of $179 thousand from ITEC.


NOTE 11.    PROPERTY AND EQUIPMENT

Net property and equipment at December 31, 2003 was as follows:

         (IN THOUSANDS)

         Computers and equipment                         $  185
         Furniture & equipment under capital leases         236
         Demonstration equipment                            127
         Furniture and fixtures                              64
                                                         -------
                                                            612

         Accumulated depreciation & amortization
            (Including accumulated depreciation of
            $513,309 on leased assets and impairment)      (535)
                                                         -------

                                                         $   77
                                                         =======

Depreciation expense, including capital lease assets, for the years ended December 31, 2003 and 2002 were $145 thousand and $145 thousand, respectively.

The Company wrote off the net book balance of equipment related to check cashing operations as of December 31, 2002 amounting $300 thousand as impairment of asset.

NOTE 12.    INVESTMENT

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

NOTE 13.    INTANGIBLE ASSETS

On March 1, 2003, the Company entered into an Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements (the "Accounts") with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations ("Staff Pro"). The purchase price is $254,709 payable as follows: (i) Payment of $22,457.50 March 18, 2003 (the "First Payment"); (ii) payment of $22,457.50 within 30 days of the First Payment (the "Second Payment"); (iii) monthly payments of $8,940.37 per month commencing 30 days after the Second Payment and continuing for 24 months; (iv) one million restricted shares of ITEC. The Purchase Price is based on estimation that the Accounts constitute a revenue base of $11,065,832 (the "Revenue Base"). The Company allocated purchase price to client lists. In the event, either prior to or during the 24 month payment period, there is a reduction in the Revenue Base, the Purchase price will be reduced proportionately to said reduction of the Revenue Base. Provided, however, if during the first 90 days after the effective date of the Agreement, Staff Pro causes any existing client to execute a new client agreement with the Company on terms and conditions satisfactory to the Company, then that client shall be excluded from the revenue base calculation. Management evaluated the client list for impairment and wrote off the balance of investment, based upon the fair market value of similar assets, in the amount of $209,796 as of December 31, 2003.

On March 18, 2003, the Company entered into a purchase agreement with ExpertHR Oklahoma, Inc. to acquire all the issued and outstanding stock of ExpertHR Oklahoma effective April 1, 2003. The number of shares of Preferred Stock and the face value of each share shall reflect the purchase price paid by the Company, which shall be an amount equal to one and one-half times gross profit of ExpertHR Oklahoma Inc.'s operations for the quarter ending June 30, 2003 multiplied by four (the "Purchase Price"). The Company recorded covenants not to compete, amortizable overfive years and valued at $920,613. Management evaluated its intangible assets for impairment and wrote off the balance of investment, based upon the fair market value of similar assets, in the amount of $797,864 as of December 31, 2003.


NOTE 14. ACCRUED EXPENSES

Accrued expenses at December 31, 2003 are as follows:

        (IN THOUSANDS)

        Accrued expenses                               $   503
        Customer deposits                                    3
        Customer prepaid communication costs                27
                                                       --------
                                                       $   533
                                                       ========

NOTE 15.    CAPITAL LEASES

During 2000, the Company obtained financing for certain furniture and equipment through leases with interest rates ranging from 15.68% through 25.47%. Future minimum lease payments under the capital leases for the years ending December 31 are as follows:

        (IN THOUSANDS)

             2004                                      $ 362
             2005                                          4
                                                       ------
        Total minimum lease payments                     366
        Less current portion                            (362)
                                                       ------
        Long term portion                              $   4
                                                       ======

NOTE 16.    NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2003 were as follows:

         (IN THOUSANDS)
         Note payable to a stockholder of the Company. Interest at 8%.
         Principal August 6, 2005.  Interest expense as of December 31, 2003
         is $ 5,797                                                              $    164

         Note payable to a stockholder and officer of the Company.
         Interest at 8%.  Principal due at various dates through January
         2004.  Interest expense as of December 31, 2003 is $11,166.                  111
                                                                                 ---------

                                                                                 $    275
                                                                                 =========

The Company repaid notes payable during the year ended December 31, 2003 to related parties of $33 thousand through the issuance of stock.

The total interest expense on these notes for the year ended December 31, 2003 was $17 thousand.


NOTE 17.      NOTES PAYABLE

Notes payable at December 31, 2003 were as follows:

         (IN THOUSANDS)

         Note payable to an unrelated party, with interest at 10%.  Due through
         the payment of commissions earned through March 9, 2001.                $  320

         Note payable to an unrelated party, with interest at 5.75%. Due
         through the principal and interest payment  March 31, 2004.                 61

         Note payable to an unrelated party, with interest at 7.5%. Due through
         the principal and interest payment February 29, 2004.                       65

         Note payable related to acquisition of client services contracts from
         A third party with interest at 6%, payable through May 2005.               162
                                                                                 -------

                                                                                 $  608
                                                                                 =======

NOTE 18.      STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share.

The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors.

The Company has no convertible preferred stock outstanding through December 31, 2003.

COMMON STOCK SPLIT

The Company implemented the 50-to-1 reverse stock split on October 29, 2002. All shares have been stated to affect this reverse stock split.

COMMON STOCK ISSUED

The Company issued 10.3 million and 4.3 million shares of its common stock for consulting services during the years ended December 31, 2003 and 2002, respectively. The Company has recognized expenses for such consulting services in the amount of $100 thousand and $681 thousand in 2003 and 2002, respectively.

The Company issued 17 million and 181 thousand shares of common stock during the years ended December 31, 2003 and 2002 in settlement of debts totaling $353 thousand and $19 thousand, respectively. The Company issued 115 million shares of common stock for a promissory note amounting $2.25 million convertible to common stock of ITEC per sales agreement with ITEC (note 5)

In 2002, the Company issued 1.6 million shares of common stock for salaries and employee reimbursement totaling $196 thousand.

In 2002, the Company issued 200 thousand shares of common stock for legal settlement amounting $11 thousand.

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.


SUBSCRIBED SHARES UNISSUED

During 2002, the Company had $216 thousand for unissued shares of exercised warrant. This amount was increased to $877 thousand in 2003. These amounts from the unissued shares are carried in the accompanying consolidated statement of stockholders equity.

WARRANTS ISSUED

The Company issued warrants to purchase 77 thousand shares in the year ended December 31, 2002 in conjunction with notes and for other services. The Company has outstanding warrant of 71 thousand shares as of December 31, 2003.

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

In 2003 and 2002, the Company issued non-qualified options to employees and directors to purchase 22.7 and 14.1 million shares with a weighted average exercise price of $0.01 and $0.0035 and recorded $0 and $92 thousand of expenses, respectively. In addition, in 2003 the Company issued non-qualified options to consultants to purchase 4,000,000 shares with a weighted average exercise price of $0.0035. The Company recognized an expense in 2003 of $43,000 related to the issuance of these options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2003 and 2002: risk free interest rate of 3.5% and 3.5%; dividend yield of 0%and 0%; expected lives of the options of 5 years; and volatility of 211% and 209%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effects on compensation expense and net income had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended December 31, 2003 and 2002 are as follows:

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          2003             2002
                                                          ----             ----

Net Loss                                            $   (3,536)      $   (5,714)
Compensation recognized under APB 25                          -                -
Compensation recognized under SFAS 123                    (201)             (47)
Net loss, pro forma                                     (3,737)          (5,761)

Basic and diluted loss per common share
As reported                                              (0.02)           (0.87)
Pro forma                                                (0.02)           (0.87)

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2003 and 2002:

                                                         WEIGHTED AVERAGE
                                                    NUMBER OF          EXERCISE
                                                      SHARES             PRICE
                                                      ------             -----
                                                  (IN THOUSANDS)

Outstanding at January 1, 2002                          1,256           $  1.73
    Granted                                            14,100              0.01
    Exercised                                            (112)             0.92
    Expired                                              (421)             0.75
                                                      --------          --------
Outstanding at December 31, 2002                       14,823           $  0.08
                                                      --------          --------
    Granted in 2003                                    26,700              0.01
    Exercised                                         (12,913)             0.00
    Expired                                               (20)             0.80
                                                      --------          --------
Outstanding at December 31, 2003                       28,590           $  0.06
                                                      ========          ========
Options exercisable at Dec. 31, 2003                   28,530           $  0.06
                                                      ========          ========

The weighted average remaining contractual life of options outstanding issued under the stock option plan is 9.15 years at December 31, 2003. The exercise price for the options outstanding under the Stock Option Plan at December 31, 2003 were as follows:

     EXERCISE PRICE           NUMBER OF OPTIONS
     --------------           -----------------
                                  (IN THOUSANDS)

        $ 0.0035                          6,800
         $0.01                           21,088
      $0.40-$0.80                           489
      $1.10-$4.00                           102
      $7.0 - $14.5                          111
                                        --------
                                         28,590
                                        ========

For options granted during the year ended December 31, 2003 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.009 and the weighted-average exercise price of such options was $0.01. For options granted during the year ended December 31, 2003 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.011 and the weighted-average exercise price of such options was $0.0035. No options were granted during the year ended December 31, 2003, where the exercise price was greater than the stock price at the date of grant.

WARRANTS

The following summary presents warrants sold, exercised, expired and outstanding at December 31, 2003 and 2002:

                                                          WEIGHTED AVERAGE
                                                       NUMBER OF     EXERCISE
                                                        WARRANTS      PRICE
                                                        --------      -----
                                                     (IN THOUSANDS)

Outstanding at January 1, 2002                             313       $ 66.50
    Issued                                                  --         --
    Exercised                                               --         --
    Expired                                                236         61.30
                                                          -----      -------
Outstanding at December 31, 2002                            77          7.97
                                                          -----      -------
    Issued in 2003                                          --         --
    Exercised                                               --         --
    Expired                                                 (6)        61.25
Outstanding at December 31, 2003                            71       $  8.13
                                                          =====      =======
Warrants exercisable at December 31, 2003                   71       $  8.13
                                                          =====      =======

The weighted average remaining contractual life of options outstanding issued under the stock option plan is 0.07 years at December 31, 2003. The exercise price for the options outstanding under the Stock Option Plan at December 31, 2003 were as follows:

     EXERCISE PRICE            NUMBER OF OPTIONS
     --------------            -----------------
                                  (IN THOUSANDS)

         $2.50                               10
         $5.00                               13
         $7.50                               14
         $10.00                              17
         $12.5                               17
                                             --
                                             71
                                             ==

NOTE 19.      PROVISION FOR INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2003, the Company incurred aggregate net operating losses for tax purposes of approximately $28,214 thousand. Difference between financial statement and tax losses consist primarily of depreciation, which was not significant and write off of intangibles amounting $1,047 thousand in 2003. The net operating loss carryforwards may be used to reduce taxable income through the year 2023. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2008. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                      December 31, December 31,
                                                         2003         2002
                                                         ----         ----
Tax expense (credit) at statutory rate-federal           (34)%        (34)%
State tax expense net of federal tax                      (6)          (6)
Permanent differences                                      3            2
Changes in valuation allowance                            37           38
                                                         ----         ----
Tax expense at actual rate                                --           --
                                                         ====         ====

The net deferred tax asset balance as of December 31, 2003 was approximately $12,521 thousand relating to its net operating losses. Change in deferred tax from last year was $995 thousand. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.


NOTE 20.      EARNINGS PER SHARE

Basic and diluted net loss per share for the year ended December 31, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share (in thousands, except for per share data):

                                                                      2003            2002
                                                                      ----            ----
Numerators for basic and diluted earnings per share -
     Net loss                                                        (3,536)         (5,714)
Denominator for basic and diluted loss per share
     Adjusted weighted-average shares and assumed conversions        197,436           6,634

Basic earnings (loss) per share:
     Net loss                                                     $   (0.02)      $   (0.86)
                                                                  ==========      ==========

Diluted earnings (loss) per share:
     Net loss                                                     $   (0.02)      $   (0.86)
                                                                  ==========      ==========

Outstanding options and warrants were not included in the computation of diluted EPS because the effect of their exercise would be antidilutive.

NOTE 21.      SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company issued 10.3 million and 4.3 million shares of its common stock for services during the years ended December 31, 2003 and 2002, respectively. The Company has recognized expenses for such services in the amount of $100 thousand and $681 thousand in 2003 and 2002, respectively.

The Company issued 17 million and 181 thousand shares of common stock during the years ended December 31, 2003 and 2002 in settlement of debts totaling $353 thousand and $19 thousand, respectively.

The Company issued 115 million shares of common stock for a promissory note amounting $2.25 million convertible to common stock of ITEC per sales agreement with ITEC.

The Company issued 1.6 million shares of common stock for salaries and employee reimbursement totaling $196 thousand in 2002.

In 2002, the Company issued 200 thousand shares of common stock for legal settlement amounting $11 thousand.

In 2003 and 2002, the Company issued non-qualified options to employees and directors to purchase 22.7 and 14.1 million shares with a weighted average exercise price of $0.01 and $0.0035 and recorded $0 and $92 thousand of expenses, respectively. In addition, in 2003 the Company issued non-qualified options to consultants to purchase 4,000,000 shares with a weighted average exercise price of $0.0035. The Company recognized an expense in 2003 of $43,000 related to the issuance of these options.

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

The following is information for the Company's reportable segments for the year ended December 31, 2003 (in thousands):

                                                           ----------------------------------------------------
                                                                 PEO         Sales
                                                               Segment      Segment   Unallocated       Total
                                                           ----------------------------------------------------
         Revenue                                              $  5,953      $    -0-     $    -0-   $   5,953
         Gross margin                                            1,554           -0-          -0-       1,554
         Depreciation and amortization                              50          131           -0-         181
         Interest expense                                          113          106           -0-         219
         Other, net                                             (3,293)      (1,576)          -0-      (4,869)
         Loss from continuing operations before
            income taxes                                        (2,888)        (648)          -0-      (3,536)

         Identifiable assets                                     2,115          121           -0-       2,236
         Capital expenditures                                       41          -0-           -0-          41

The following is information for the Company's reportable segments for the year ended December 31, 2002 (in thousands):

                                                           ----------------------------------------------------
                                                                   PEO        Sales
                                                               Segment      Segment   Unallocated       Total
                                                           ----------------------------------------------------
         Revenue                                                $  -0-      $   -0-      $    -0-     $   -0-
         Gross margin                                              -0-          -0-           -0-         -0-
         Depreciation and amortization                             -0-          482           -0-         482
         Interest expense                                          -0-          117           -0-         117
         Other, net                                                -0-       (5,115)          -0-      (5,115)
         Loss from continuing operations before
            income taxes                                            -0-      (5,714)          -0-      (5,714)

         Identifiable assets                                       -0-          112           -0-         112
         Capital expenditures                                      -0-          -0-           -0-         -0-

The above negative gross margins include fixed overhead costs for expenses such as supervision, labor, amortization and depreciation, communications, and facilities, as well as the direct costs to manufacture and service the automated banking machines.

NOTE 23.      OPERATING LEASE

The Company had lease agreement for its office facilities under an operating lease expiring September 14, 2005 with monthly payments of $6 thousand due at the beginning of the month. In September 2002, the Company moved into a new office space. The Company shares this office space with ITEC and does not pay any rent. The unpaid rent through the lease term was accrued in the consolidated financial statements.

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

NOTE 25.      SOFTWARE DEVELOPMENT REVENUES

In anticipation of entering into a long term check cashing services agreement with ACS Retail Solutions, Inc. (ACS), the Company entered into an Interim Work and Assignment Agreement with ACS in June 2000. Under the terms of the Interim Agreement the Company provided development services, and recorded $303 thousand in revenues for those services in 2000. As a result of a dispute between Greenland Corporation and Seren Systems, Inc. regarding ownership of the software technology, the Company was unable to complete its obligation with respect to this Agreement. As a result, the Company recorded an $84 thousand reserve against the unpaid receivable balance in the year ended December 31, 2000. These services were accounted for on a percentage of completion basis. There was no such revenue in the year ended December 31, 2003 and 2002.

NOTE 26.      LEGAL PROCEEDINGS

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

On May 23, 2001 the Company filed a Complaint in San Diego County naming Michael Armani as the defendant. The Complaint alleges breach of contract by Michael Armani in connection with two separate stock purchase agreements. The Company seeks damages in the amount of $474,595. On August 7, 2001 the Company filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. The Company and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby Mr. Armani agreed to make certain cash payments to the Company and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, the Company obtained a judgment against Mr. Armani for $100,000. The Company and Mr. Armani settled for payment of $60,000 from Armani to the Company and the parties entered into releases.

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

John Ellis has filed a demand for arbitration in San Diego County against the Company seeking damages of approximately $70,000 for an alleged breach of contract action. The suit as amended in 2003 includes an allegation of unfair business practices.

John Ellis has filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action.. In response to the action filed in San Diego County, the Company filed a motion to quash service and to compel arbitration.. The court granted the request of the Company and directed Mr. Ellis to pursue his claims in arbitration. The Company and Mr. Ellis unsucessfully participated in mediation in 2003. The Company believes it has valid defenses to the allegations. The amount at issue was recorded as a liability in the consolidated financial statements.

Subsequent to December 31, 2003, the Company entered into a settlement with Mr. Ellis of all matters (note 27)

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

On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company has filed a motion in 2003 with the Court for a default judgment of approximately $500,000 against CardPlus. CardPlus did not appear and a default was entered. The Company has not yet sought a judgment against CardPlus as it presently is seeking to name the officers of CardPlus as individual defendants.

The Company has been notified by Accord of Oklahoma that it is owed fees or royalties. They have previously threatened litigation although any disputes would have to be resolved via arbitration. It is management's intention to settle this dispute rather than proceed to arbitration. The accrued fees are included in the consolidated financial statements.

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

NOTE 27.      SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company entered into an agreement with Imaging Technologies Corporation ("ITEC") on February 11, 2004 whereby the Company agreed to cancel or return a Convertible Promissory Note issued by ITEC to the Company in the amount of $2,250,000 and cancel an existing inter-company transfer debt of ITEC to the Company of approximately $1,300,000 and ITEC agreed to (i) return all but 19,183,390 shares of the Company common stock received in connection with their purchase of the Company stock on January 2003 (including shares received in connection with exercise of warrants) (ii) retain an addition 6,000,000 shares of the Company common stock in the name of ITEC but with proxy rights to the Company for full voting authority and the right to the Company to sell said shares and receive proceeds from said sale(s) (iii) grant the Company all right title and interest in ITEC's rights to acquire any and all interest in and to ePEO Link, Inc.and (iv) cause all members of the Company board of directors who also serve on ITEC board to resign from the Company's board; Brian Bonar, Eric Gaer, Richard Green and Robert Dietrich. As a result of this transaction the Company's issued and outstanding shares were reduced to 88,000,000 and ITEC is no longer the controlling shareholder nor does ITEC board members control the Company Board of Directors. During the period that ITEC controlled the Company, management had significant disagreements with ITEC over use of funds, including up-streaming of approximately $1,300,000, accounting policies and failure to pay taxes and conflicts of interest by ITEC Board members and legal counsel selected by ITEC.

Subsequent to December 31, Chairman of the Board of the Company;and three other directors resigned as member's of the Company's Board of Directors. Secreatry of the Company also resigned.

Subsequent to December 31, 2003, president of the Company was appointed Chairman of the Board of the Company.

On March 2, 2004, the Company closed the office in Oklahoma.

On February 13, 2004 the Company entered into a transaction with ePEO, Link, Inc., an Idaho based PEO., to acquire their client base of approximately $33,000,000 and assume certain liabilities. In February the Department of Insurance of the State of Idaho issued a temporary restraining order against ePEO to prohibit the sale or transfer of any assets. The Company withdrew its offer to purchase and is awaiting a decision from the Department of Insurance of the State of Idaho regarding the transaction.

Subsequent to December 31, 2003, the Company entered into a settlement agreement with John Ellis whereby Mr. Ellis dismissed all claims and granted the Company a complete release in exchange for 1,000,000 shares of the Company common stock.

Subsequent to December 31, 2003, the Company issued 7,500,000 shares of common stock for services. Subsequent to December 31, 2003, approximately 90 million shares were returned by ITEC and cancelled by the Company.

Effective April 1, 2004, the Company entered into an agreement with KEBS, INC., a Pennsylvania based PEO whereby the Company acquired all right title and interest in and to all the rights and benefits arising out of the Client Service Agreements with the existing clients of KEBS. The purchase price of twenty thousand dollars is paid, $10,000 at closing and the second $10,000, subject to adjustment, is paid one year from closing. The second payment shall be adjusted to increase or decrease depending on whether the administration fee during said one year period is less than or greater than $25,000. The client base consists of approximately 100 work-site employees with annual payroll of approximately $900,000. The Company also entered into a Consulting Agreement with the principal of KEBS for a term of ten months at $1,000 per month.

Subsequent to December 31, 2003, certain sales or management employees have left their positions at the Company and it has been determined that during their employment they may have interfered with and/or directed clients of the Company to other competing companies and/or started their own competing business during their employment.. Management has obtained outside counsel to evaluate these circumstances and is prepared to take legal action against these individuals if circumstances warrant.

Subsequent to December 31, 2003, the Company informed one of its counsel that he had acted in a conflict of interest capacity by representing the Company and various third parties whose interest were adverse to the Company, including ITEC, Peter Benz, Bi-Costal Consulting without obtaining a waiver from the Company. The Company has requested a copy of all filed from the counsel.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.
--------------------------------------------------------------------------------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The directors and executive officers of Greenland, their ages and positions with the Company as of December 31, 2003 are as follows:

        NAME                        AGE      SINCE        DIRECTOR TITLE
        ----                        ---      -----        --------------
        Thomas Beener               54       1999         Director and Chief Executive Officer
        Brian Bonar                 56       2003         Chairman of the Board of Directors
        Richard H. Green            67       2003         Director
        Robert A. Dietrich          58       2003         Director
        Eric W. Gaer                55       2003         Director
        Gene Cross                  67       1998         Director
        George Godwin               67       1998         Director

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


EXECUTIVE OFFICERS

         The executive officers of the Company as of the date of this filing, are as follows:

         NAME                      AGE        POSITION
         ----                      ---        --------

         Thomas Beener             54         Chief Executive Officer
         Thomas Beener             54         Chairman of the Board
         Thomas Beener             54         Chief Accounting Officer

ITEM 11.    EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE
                                                                                                      LONG TERM
                                                           ANNUAL            COMPENSATION        COMPENSATION AWARDS
                                                  -------------------------  ---------------  --------------------------
                                       FISCAL                                   OTHER ANNUAL      OPTIONS/         OTHER
NAME AND PRINCIPAL POSITION            YEAR            SALARY         BONUS     COMPENSATION      SARS (#)          COMP
-------------------------------------  ---------  -----------  ------------  ---------------  ------------  ------------
Thomas Beener(1)                       2003           168,000             -                -     5,000,000             -
Chief Executive Officer                2002                 -             -                -     4,500,000             -

Thomas Hyde, Jr. (2)                   2002            20,833             -          280,000             -             -
Chief Executive Officer (3)

------------------
(1) Mr Beener salary was partially paid by ITEC and partially by Expert HR..
(2) Mr. Hyde resigned from the Company in April 12, 2002.
(3) Mr. Hyde's other compensation was related to severance pay, paid in shares of Greenland common stock.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information on Options/SARs granted in the 2003 Fiscal Year to the Named Officers.

                                                                                   POTENTIAL REALIZABLE
                    NUMBER OF         PERCENT OF                                     VALUE AT ASSUMED
                    SECURITIES          TOTAL                                         ANNUAL RATES OF
                    UNDERLYING       OPTIONS/SARS                                       STOCK PRICE
                   OPTIONS/SARS       GRANTED TO      EXERCISE OR                     APPRECIATION FOR
                    GRANTED (#)      EMPLOYEES IN     BASE PRICE     EXPIRATION        OPTION TERM (2)
NAME                   (1)           FISCAL YEAR       ($/SHARE)        DATE          5% ($)     10% ($)
----------------   ------------     --------------   ------------    -----------    ---------- ----------
Thomas Beener        5,000,000               22%            .01           N/A       $  2,500    $  5,000

------------
(1) Warrants/options are immediately exercisable from date of grant.
(2) Calculated based on the closing price of the Company's common stock on March
31, 2004 ($0.016).

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table provides information on option exercises in the 2003 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at December 31, 2003. Warrants to purchase Common Stock are included as options. No stock appreciation rights were held by them at the end of the 2003 Fiscal Year.

                             SHARES        VALUE           NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                          ACQUIRED ON     REALIZED        UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS/SARS
NAME                      EXERCISE (#)       ($)        OPTIONS/SARS AT FY-END (#)        AT FISCAL YEAR END ($) (1)
----                      ------------       ---        --------------------------        --------------------------
                                                       EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                                                       -----------     -------------    -----------     -------------
Thomas Beener                      -          -         9,825,005                -        $ 98,250        $       -


--------------
(1) At the 2003 fiscal year end, the closing price of the Common Stock on that date as quoted by the NASD Electronic Bulletin Board was $0.016.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to the best of the Company's knowledge with respect to the beneficial ownership of Common Stock as of March 31, 2004, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

        NAME                                 NO. SHARES     PERCENT OF CLASS (1)
        ----                                 ----------     --------------------

        Thomas Beener (2)                    9,825,,005                    10.3%
        Brian Bonar (3)                       3,007,500                    3.17%
        Richard Green (4)                     2,500,000                     2.6%
        Robert Dietrich (4)                   2,500,000                     2.6%
        Eric Gaer (4)                         2,748,000                    2.89%
        George Godwin(4)                      3,012,000                    3.17%
        Gene Cross (4)                        4,509,000                    4.75%
        All current directors and
           executive officers
           (group of 7) (5)                  28,101,505                    29.6%

         (1) Percentage of ownership is based on 95,022,365 shares of Common Stock outstanding on March 31, 2004. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

         (2) Including options now exercisable to purchase 5,000,000 shares of Greenland common stock at $.01 per share, 500,000 shares of Greenland common stock at $.0035 per share, 4,000,000 shares of Greenland common stock (does not include compensation owed Mr. Beener of approximately $250,000 which may be paid in the form of cash, stock and/or stock options).

         (3) Includes warrants to purchase 3,000,000 shares that are currently exercisable.

         (4) Includes warrants to purchase 2,500,000 shares that are currently exercisable.

         (5) Includes warrants to purchase 18,000,000 shares that are currently exercisable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

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

         10(l) Agreement and Assignment of Rights, dated March 1, 2003, between StaffPro Leasing 2, Greenland Corporation, and ExpertHR, incorporated by reference to Exhibit 10(l) to Form 10-KSB filed April 7, 2003.

         10(m) Promissory Note, dated March 1, 2003, payable to StaffPro Leasing 2 by Greenland Corporation, incorporated by reference to Exhibit 10(m) to Form 10-KSB filed April 7, 2003.

         10(n) - Stock Purchase Agreement among Greenland, ITEC, and ExpertHR Oklahoma, Inc., dated March 18, 2003, incorporated by reference to Form 10-QSB dated August 19, 2003.

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

Date:April 7, 2004

GREENLAND CORPORATION

By:  /s/ Thomas Beener
     -----------------
     Thomas Beener
     Chief Executive Officer


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


          SIGNATURE                                 TITLE                                    DATE
          ---------                                 -----                                    ----

/s/ Thomas Beener                Chief Executive Officer and Chairman of the            April 7, 2004
-----------------                     Board and Chief Financial Officer
Thomas Beener                           (PRINCIPAL EXECUTIVE OFFICER )
                                        (PRINCIPAL ACCOUNTING OFFICER)


/s/ Gene Cross                                    Directors                             April 7, 2004
----------------
Gene Cross


/s/ George Godwin                                 Director                              April 7, 2004
----------------
George Godwin


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOTE:
               THE OFFICERS AND DIRECTORS ABOVE WERE THE OFFICERS
             AND DIRECTORS OF THE COMPANY FOR THE PERIOD REPORTED.