Form 10QSB
period 2004-03-31
GREENLAND CORP
filed 2004-05-17
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                 (858) 451-6128
                           (Issuer's telephone number)

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
                96,022,365 SHARES OUTSTANDING AS OF MAY 17, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Traditional Small Business Disclosure Format (check one): [X] YES   [ ] NO

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements (unaudited)

           Consolidated balance sheet as of March 31, 2004 (unaudited)

           Consolidated statements of operations for the three month periods ended March 31, 2004 and 2003

           Consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003

           Notes to consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Part II.   Other Information

Item 1.    Legal Matters

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (unaudited)


                                     ASSETS

(in thousands, except share amounts)

Current assets
     Account Receivable, net                                           $    150
     Other Receivable                                                         2
                                                                       ---------
          Total current assets                                              152

Property and equipment, net                                                  69
Deposits                                                                    124
                                                                       ---------
                                                                       $    345
                                                                       =========
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable                                                  $  1,221
     PEO payroll taxes and other payroll deductions                       3,526
     Accrued payroll                                                        363
     Accrued interest                                                       312
     Other accrued expenses                                                 532
     Client Deposit                                                           4
     Current maturities of obligations under capital lease                  355
     Notes payable to related parties                                       455
     Current Portion - Notes payable                                         85
                                                                       ---------

          Total current liabilities                                       6,853

Note Payable - Long Term                                                    338
                                                                       ---------
                                                                          7,191
Stockholders' deficiency
     Convertible Preferred Class A stock, $.001 par value;
       10,000 shares authorized, no shares issued or outstanding             --
     Common stock, $0.001 par value, 500,000,000 shares
       authorized, 95,022,365 shares issued and
       outstanding, respectively                                             95
     Subscribed shares                                                      877
     Subscription receivable                                               (439)
     Paid-in capital                                                     30,974
     Accumulated deficit                                                (38,353)
                                                                       ---------
          Total shareholders' deficiency                                 (6,846)

                                                                       $    345
                                                                       =========

     See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


In thousand, except per share amounts                 2004             2003
                                                 --------------   --------------

   Net Revenue - PEO Services                    $         762    $         197
   Cost of Revenue                                         706              174
                                                 --------------   --------------
        Gross profit, (gross billings of
          $3,703,556, less worksite Employee
          payroll cost of $3,647,213)                       56               23
Operating expenses:
   General and Administrative expense                      680              299
                                                 --------------   --------------

Loss from operations                                      (624)            (276)

Non-operating income  (expenses):
   Gain on settlement of debt                                6               --
   Interest expense                                        (34)             (21)
   Interest income                                          --               42
                                                 --------------   --------------
         Total non-operating income (expense)              (28)              21

                                                 --------------   --------------
Net loss                                                  (652)            (255)
                                                 ==============   ==============

Basic and diluted net loss per share                    (0.008)           (0.01)
                                                 --------------   --------------

Basic and diluted weighted average number
  of common stock outstanding                       84,972,365      119,376,239
                                                 --------------   --------------

      See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


(in thousands)                                                  2004       2003
                                                               ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(652)     $(255)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                              8         13
        Allowance for doubtful account                             5         --
        Stock issued for services                                 86         --
        Stock issued for salaries & reimbursement                 --         76
        Gain in settlement of debt                                (6)        --
     (Increase) / decrease in current assets:
          Accounts receivable                                    (17)        --
          Interest receivable                                     --        (42)
          Other assets                                           338         --
     Increase in current liabilities:
          Account payable and accrued expense                    194        290
                                                               ------     ------
             Total Adjustments                                   608        337
                                                               ------     ------
  Net cash provided by (used in) operating activities            (44)        82

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases                            --        (35)
  Principal payments on line of credit                            --        (59)
  Principal payment on note payable                             (136)       (22)
  Proceeds from note payable-related party                       180         67
                                                               ------     ------
  Net cash provided by (used in) financing activities             44        (49)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                --         33

CASH & CASH EQUIVALENTS , BEGINNING BALANCE                       --          4
                                                               ------     ------

CASH & CASH EQUIVALENTS , ENDING BALANCE                       $  --      $  37
                                                               ------     ------

SUPPLEMENTAL INFORMATION:

  Cash paid for interest                                       $  18      $  --
                                                               ------     ------
  Cash paid for income tax                                     $   1      $  --
                                                               ------     ------

      See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
               (A Subsidiary of Imaging Technologies Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 was filed on April 8, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

NOTE 2.  GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $6.7 million and an accumulated deficit of $38.4 million as of March 31, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three month period ended March 31, 2004 as follows ($ in thousands, except per share amounts) :

         Net Loss - as reported                                           $(652)
         Stock-Based employee compensation
           expense included in reported net
           income, net of tax                                                --

              Total stock-based employee
                compensation expense determined
                under fair-value-based method for
                all rewards, net of tax                                     (24)
                                                                          ------
         Pro forma net loss                                               $(676)
                                                                          ======


            Loss per share:
            Basic, as reported                        $     (0.008)
            Diluted, as reported                      $     (0.008)
            Basic, pro forma                          $     (0.008)
            Diluted, pro forma                        $     (0.008)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:



                       Risk-free interest rate                        3.5%

                       Expected life of the options                   5 years

                       Expected volatility                            305%

                       Expected dividend yield                        -



On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

To conform to the net method, the Company reclassified worksite employee payroll costs of $2.9 million for the three months period ended March 31, 2004, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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


NOTE 5.  PROPERTY AND EQUIPMENT

Net property and equipment at March 31, 2004 was as follows:

         (In thousands)
         Computers and equipment                          $ 185
         Furniture & equipment under capital lease          236
         Demonstration equipment                            127
         Furniture and fixture                               64
                                                          ------
                                                            612
         Accumulated depreciation & amortization
            (Including accumulated amortization of
            $521,539 on leased assets)                     (543)
                                                          ------
                                                          $  69
                                                          ======


Depreciation expenses, including amortization of capital lease assets, for the three months ended March 31, 2004 and 2003 were $8 thousand and $13 thousand, respectively.


NOTE 6.  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at March 31, 2004 were as follows:

                                                                  (in thousands)
         Note payable to a stockholder of the Company.
         Interest at 8%. Principal due at various dates
           through February 2005.
         Interest expense as of March 31, 2004 is $4,686.             $  314
         Notes payable to a stockholder and officer of the Company.
         Interest at 8%. Principal due at various dates
           through September 2004.
         Interest expense as of March 31, 2004 is $120.                   30
         Notes payable to a stockholder and officer of the Company.
         Interest at 8%. Principal due at various dates through
           January 2004.
         Interest expense as of March 31, 2004 is $2,239.                111
                                                                      -------
                                                                      $  455
                                                                      =======

Total interest expense for Notes payable to stockholders of the Company, for the three month period ended March 31, 2003 amounted to $5,873.


NOTE 7.       NOTES PAYABLE

Notes payable at March 31, 2004 were as follows:


                                                                  (in thousands)
         Note payable to an unrelated party, with interest at 10%.
           Due through the payment of commissions earned through
           March 9, 2001.                                              $    320
         Note payable to an unrelated party, with interest at
           5.75%. Due through the principal and interest payment
           March 31, 2004.                                                   16
         Note payable related to acquisition of client services
           contracts from a third party, payable without interest
           through May 2005.                                                 87
                                                                       ---------
                                                                       $    423
                                                                       =========


NOTE 8. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has no convertible preferred stock outstanding through March 31, 2004.

Common Stock Issued During the Period

The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the three month period ended March 31, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (note 14).

The Company issued 2.5 million shares to retire notes payable in the amount of $50 thousand in the three months ended March 31, 2004

The Company issued 5 million and 8.3 million shares for services for the three months ended March 31, 2004 and 2003, respectively. The Company has recognized expenses for such services in the amount of $86 thousand and $76 thousand in 2004 and 2003, respectively.

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

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at March 31, 2004:


                                                         WEIGHTED AVERAGE
                                                   NUMBER OF         EXERCISE
                                                    SHARES            PRICE
                                                    --------        ---------
                                                 (IN THOUSANDS)
         Outstanding at December 31, 2003            28,590         $   0.06
                                                    --------        ---------
             Granted in 2004                          1,600             0.02
             Exercised                                   --             0.00
             Expired                                   (135)            6.42
         Outstanding at March 31, 2004               30,055         $   0.02
                                                    ========        =========
         Options exercisable at March  31, 2004      29,995         $   0.02
                                                    ========        =========


NOTE 9.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three month periods ended March 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.


NOTE 10. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services and salaries, in the amount of $86 thousand and $76 thousand for the three months ended March 31, 2004 and 2003, respectively, by issuing its common stock.

The Company repaid notes payable to related parties of $50 thousand and $27 thousand in the three month period ended March 31, 2004 and 2003, by the issuance of common stock.

The Company entered into an agreement with Imaging Technologies Corporation ("ITEC") on February 11, 2004 whereby the Company agreed to cancel or return a Convertible Promissory Note issued by ITEC to the Company in the amount of $2,250,000 and cancel an existing inter-company transfer debt of ITEC to the Company of approximately $1,400,000 and ITEC agreed to (i) return all but 19,183,390 shares of the Company common stock received in connection with their purchase of the Company stock on January 2003 (including shares received in connection with exercise of warrants) (ii) retain an addition 6,000,000 shares of the Company common stock in the name of ITEC but with proxy rights to the Company for full voting authority and the right to the Company to sell said shares and receive proceeds from said sale(s) (iii) grant the Company all right title and interest in ITEC's rights to acquire any and all interest in and to ePEO Link, Inc. and (iv) cause all members of the Company board of directors who also serve on ITEC board to resign from the Company's board. The above $1,400,000 cancellation of inter-company debt is not reflected on the cash flow statement.

During the quarter ended March 31, 2004, the Company wrote off the Receivable from one of the officers of ITEC for $ 150,000. This has been reflected on the financials as deemed dividend and is part of Retained Earnings of the company. This amount has not been nor reflected in the cash flow statement.

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

The following is information for the Company's reportable segments for the three month ended March 31, 2004:


                                                      ----------------------------------------
         (in thousands)                                 ABM        PEO
                                                      Segment    Segment  Unallocated  Total
                                                      ----------------------------------------
         Revenue                                        $  --     $ 762     $  --      $ 762
         Gross margin
                                                           --        56        --         56
         Depreciation and amortization                      5         3        --          8
         Interest expense                                  31         3        --         34
         Other, net                                        --      (674)       --        674
         Loss from continuing operations before tax       (31)     (621)       --       (652)

         Identifiable assets                               43       302        --        345
         Capital expenditures                              --        --        --         --


The following is information for the Company's reportable segments for the three month ended March 31, 2003

                                                      ----------------------------------------
         (in thousands)                                 ABM        PEO
                                                      Segment    Segment  Unallocated  Total
                                                      ----------------------------------------
         Revenue                                        $  --     $ 197     $  --      $ 197
         Gross margin
                                                           --        23        --         23
         Depreciation and amortization                     13        --        --         13
         Interest expense                                  21        --        --         21
         Other, net                                        --      (278)       --       (278)
         Loss from continuing operations before taxes      --      (255)       --       (255)

         Identifiable assets                              137       306        --        443
         Capital expenditures                              --        --        --         --

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

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. On July 17, 2003, the court entered Judgment By Default By Court and awarded the Company damages against IntelliCorp, IntelliGroup and Isaac Chang in the amount of $3,900,000 including $1,000,000 in punitive damages. Defendant's time to appeal said damage award expired s on September 17, 2003. The Company is pursuing collection actions of said amount. There is no assurance that the Company will be successful in its collection efforts.

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

John Ellis has filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action. In response to the action filed in San Diego County, the Company filed a motion to quash service and to compel arbitration. The court granted the request of the Company and directed Mr. Ellis to pursue his claims in arbitration. The Company and Mr. Ellis unsuccessfully participated in mediation in 2003. The Company believes it has valid defenses to the allegations. The amount at issue was recorded as a liability in the consolidated financial statements.

The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1,000,000 shares of the Company stock.

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

On May 14, 2004 the Company commenced an action in Superior Court in San Diego County against Kelly Allee and Outsource Now, Inc. seeking damages for interference with client's relationships and improper use of confidential information. Ms. Allee was a former employee of ExpertHR.

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


NOTE 13. SUBSEQUENT EVENTS

Subsequent to March 31, 2004, 1 million shares of the Company's common stock were issued for legal settlement (See Legal Proceedings).

Effective April 1, 2004, the Company entered into an agreement with KEBS, INC., a Pennsylvania based PEO whereby the Company acquired all right title and interest in and to all the rights and benefits arising out of the Client Service Agreements with the existing clients of KEBS. The purchase price of twenty thousand dollars is paid, $10,000 at closing and the second $10,000, subject to adjustment, is paid one year from closing. The second payment shall be adjusted to increase or decrease depending on whether the administration fee during said one year period is less than or greater than $25,000. The client base consists of approximately 100 work-site employees with annual payroll of approximately $900,000. The Company also entered into a Consulting Agreement with the principal of KEBS for a term of ten months at $1,000 per month. The Company has allocated purchase price to client list. The proforma information for KEBS acquisition has not been presented since the acquired operations were insignificant.

Subsequent to March 31, 2004, the Company has instructed legal counsel to commence an action in Superior Court in San Diego County on behalf of the Company, against Kelly Allee and Outsource Now, Inc. seeking damages for interference with client's relationships and improper use of confidential information. Ms. Allee was a former employee of ExpertHR. Counsel has indicated the legal action will be filed on or about May 18, 2004.

Subsequent to March 31, 2004, Management was contacted by management of Viper Networks and informed that they intended to place an "Administrative Hold" and/or take other action to prevent the sale of Viper Networks shares owned by the Company. The Company purchased shares of Viper's common stock in April 2003 and obtained a promissory note in the amount of $225,000 to be paid from proceeds of fund raising activities of Viper. Under Rule 144 of the Securities Act once shares of restricted stock is owned for at least one year it can be sold subject to certain restrictions. The Company has complied with said restrictions and is attempting to sell shares of Viper pursuant to Rule 144. The primary purpose of said sales is to meet Company obligations to the Internal Revenue Service and the EDD. The Management of Viper has refused to acknowledge the Company's right to sell said shares. Viper and their Board of Directors have been informed that the Company has earmarked the proceeds of the sale of Viper Shares to the Internal Revenue Service and the EDD. Viper's Board has also been informed that their "Administrative Hold" and/or any other action that restricts or blocks the Company's ability to sell the Viper shares places Viper at risk for liability and possible personal liability to each Director. In addition the Company has notified Vipers transfer agent, Interwest Transfer, that the Company may take legal action against the transfer agent, for what may be improper conduct by the transfer agent. Finally, the Company will seek relief from certain stock promoters including and/or funding sources, engaged by Viper's Board of Directors for among other things failure to pay the Company approximately $225,000 in connection with the promissory note that is payable from proceed from funding sources. The Company has notified the Internal Revenue Service and EDD of the situation.

The Company reserves the right to pursue available legal remedies against Viper, its Board of Directors, the Transfer Agent and any other appropriate party.

NOTE 14. ITEC ACQUISITION AGREEMENT

On January 14, 2003, the Company completed its sale of 19,183,390 shares of its common stock, which represented sixty percent (60%) of the issued and outstanding shares of the Company, to Imaging Technologies Corporation ("ITEC"), accordingly, there was a change of control.

Additionally, the Company sold warrants to purchase 95,319,510 shares of its common stock to ITEC, which represented an additional thirty percent (30%) of the issued and outstanding shares of the Company.

The sale price for the shares and the exercise of the warrants was $2,250,000 in the form of a promissory note convertible into shares of common stock of ITEC, the number of which was to be determined by a formula applied to the market price of the shares at the time that the promissory note was to be converted.

The warrants were exercised and 115.1 million of the Company's common shares were issued to ITEC and delivered pursuant to the terms of the Closing Agreement. Accordingly, ITEC held voting rights to 115.1 million shares of the Company's common stock, representing 83% of the total outstanding the Company's common shares at May 16, 2003.

Also on January 14, 2003, four new directors were elected to serve on the Company's Board of Directors as nominees of ITEC. The Company's Chief Executive Officer remained in his position. ITEC's CEO served as Chairman of the Company's Board of Directors.

On February 11, 2004, the Company entered into an agreement with Imaging Technologies Corporation ("ITEC"), whereby the Company agreed to cancel or return a Convertible Promissory Note issued by ITEC to the Company in the amount of $2,250,000 and cancel an existing inter-company transfer debt of ITEC to the Company of approximately $1,400,000 and ITEC agreed to (i) return all but 19,183,390 shares of the Company common stock received in connection with their purchase of the Company stock on January 2003 (including shares received in connection with exercise of warrants) (ii) retain an addition 6,000,000 shares of the Company common stock in the name of ITEC but with proxy rights to the Company for full voting authority and the right to the Company to sell said shares and receive proceeds from said sale(s) (iii) grant the Company all right title and interest in ITEC's rights to acquire any and all interest in and to ePEO Link, Inc. and (iv) cause all members of the Company board of directors who also serve on ITEC board to resign from the Company's board. As a result of this transaction the Company's issued and outstanding shares were reduced to 88,000,000 and ITEC is no longer the controlling shareholder nor does ITEC board members control the Company Board of Directors.

The company incurred loss of $ 1,778,000 on the settlement with ITEC. This amount has been treated as Deemed Dividend since it resulted in loss on settlement of receivable from the majority shareholder at that time and has been reflected on the financials as part of Retained Earnings (accumulated deficit) for the period ending March 31, 2004.

As a part of above agreement, the Company wrote off a Receivable from one of the officers of ITEC for $ 150,000. This has been reflected on the financials as deemed dividend and is part of Retained Earnings (accumulated deficit) of the company as on March 31, 2004.

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

INTRODUCTION

         The following discussion pertains to our operations and financial condition as of March 31, 2004, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

         With the acquisition of a controlling interest in the shares of Greenland by ITEC (which closed in January 2003), in August 2002, we embarked on program to become a PEO provider. And PEO operations commenced in February 2003 with the acquisition of certain clients of Accord Human Resources. In March we concluded an acquisition of ExpertHR of Oklahoma and also an acquisition of certain clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2 both Michigan companies. We subsequently closed the Oklahoma operation in March 2004 as previously reported in our 10K-SB for year ended December 31, 2003.

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

         Accordingly, the Company is starting to recover from the control by ITEC and the challenges of 2003, in taking steps to correct the past problems but is confronted with significant issues. Based on these events, year-to-year or quarter to quarter financial comparisons may be of limited usefulness now and for the next several periods due to changes in our business as these changes relate to potential acquisitions of new businesses and changes in products and services.

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

         To successfully execute our current strategy, we will need to improve our working capital position. The report of the Company's independent auditors includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional and financing, and renegotiating existing obligations.

         Presently, the Company owns shares of common stock of Viper Networks Inc., which has recently traded between $.60 and $1.80 per share. Although all or a a majority of funds (depending on proceeds received) are set aside for payment of taxes, the Company anticipates a certain availability of funds to assist in the Company's on-going operation. However, they may be certain difficulities regarding the sale of said shares (See "Subsequent Events")

         In addition, the Company will likely engage in a private offering to raise funds.

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

         Also in March 2003, we entered into a Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations..

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

         The Company has had six machines in place with CardPlus International, Inc. since 2001, but has not achieved any material revenue stream. Under the arrangement with CardPlus the Company sold six machines to CardPlus and licensed CardPlus the backend software so that CardPlus could operate as their own processor for check cashing and other services. This arrangement removed the Company from any obligation to perform backend services and to avoid liability regarding bad checks and/or other operational issues and eliminate need to hire a back office staff, yet still provide fees from the sale of machines and license fees.

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

RESULTS OF OPERATIONS

Gross Billing

         We had total gross billing of $3.6 million and $1.4 million from our PEO business for the three month ended March 31, 2004 and 2003. 2003 was our first venture into the PEO industry and our favorable experience here has made this our primary focus in 2004. Gross revenue include wages $2.9 million, taxes $348 thousand, workers' compensation $233 thousand, administrative fees $99 thousand and other $81 thousand.

         The Company's sales operations related to check cashing was temporarily suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management is currently working to re-establish these operations, especially as they relate to value-added products and services to the Company's PEO clientele.

Worksite Employee Payroll Cost

         The Company incurred total costs of PEO services of $3.6 million and $1.2 million for the three month ended March 31, 2004 and 2003. Cost of PEO services included: wages $2.9 million, taxes $323 thousand, workers' compensation $242 thousand and other $135 thousand.

         Cost of goods sold in the prior year periods, associated with check cashing operations, was $0, which was associated with the since-suspended operations related to transaction processing.

Operating Expenses

         Selling, general and administrative expenses for the three months ended March 31, 2004 and 2003 were $680 thousand and $299 thousand, respectively. The increase of $381 thousand (56%) was due to some one time charges for this year and expenses that was previously shared with the parent company ITEC in the previous year. We expect this number to be significantly lower in the second quarter.

Other Expense

         Net other income was $(28) thousand for the three month period ended March 31, 2004. Net other expenses were $21 thousand for the year-earlier period. The difference is due to increase in interest expense.

Net Loss

         The net loss for the three months ended March 31, 2004 was $652 thousand compared to a net loss of $255 thousand for comparative period in 2003, an increase of $397 thousand, or 61%. The increase in net loss is due to the break up with the parent company.

Liquidity and Capital Resources

         Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. To date, we have not been able to support our operations from revenues through sales of products or services.

         At March 31, 2004, we had a working capital deficit of $6.7 million compared with a working capital deficit of $5 million at December 31, 2003. The increase in working capital of $1.7 million, or 26% resulted primarily from an increase in PEO payroll tax and other payroll deductions.

         Stockholders' deficit increased for the three months ended March 31, 2004 from the previous fiscal year by $3.6 million, due primarily from the loss related to the break up with the parent company, ITEC, and the $652 thousand net loss.

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

RISKS AND UNCERTAINTIES

LIMITED OPERATING HISTORY:

         We began our check cashing operations in 1998 and have been inactive for the past two years. Additionally, we entered the PEO business in January 2003. Accordingly, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which early stage companies in rapidly evolving industries such as automated check cashing and professional employment services are exposed. We cannot provide assurances that its business strategy will be successful or that we will successfully address these risks and the risks described herein.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. As a result of the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last quarter.

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

         On May 23, 2001 we filed a Complaint in San Diego County naming Michael Armani as the defendant. We allege breach of contract by Michael Armani in connection with two separate stock purchase agreements. We seek damages in the amount of $474,595. On August 7, 2001 we filed a request for Entry of Default against Mr. Armani in the amount of $474,595 and the court granted entry of default. Subsequently Mr. Armani filed a motion to set aside the entry of default and on October 26, 2001 the court granted said motion and the entry of default was set aside. Greenland and Mr. Armani participated in mediation and as a result entered into a settlement agreement whereby Mr. Armani agreed to make certain cash payments to us and the parties entered into mutual release of all claims. Mr. Armani defaulted in his obligation to make the first cash payment and consequently, we obtained a judgment against Mr. Armani for $100,000. The Company and Mr Armani settled for payment of $60,000 from Armani to the Company and the parties entered into releases.

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

         The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. On July 17, 2003, the court entered Judgment By Default By Court and awarded the Company damages against IntelliCorp, IntelliGroup and Isaac Chang in the amount of $3,900,000 including $1,000,000 in punitive damages. Defendant's time to appeal said damage award expired s on September 17, 2003. The Company is pursuing collection actions of said amount. There is no assurance that the Company will be successful in its collection efforts.

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

         John Ellis has filed an action in San Diego County against the Company seeking damages of approximately $60,000 for an alleged breach of contract action. In response to the action filed in San Diego County, the Company filed a motion to quash service and to compel arbitration. The court granted the request of the Company and directed Mr. Ellis to pursue his claims in arbitration. The Company and Mr. Ellis unsuccessfully participated in mediation in 2003. The Company believes it has valid defenses to the allegations. The amount at issue was recorded as a liability in the consolidated financial statements.

         The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1,000,000 shares of the Company stock.

         NKS Enterprises, Inc. commenced a legal action against us in San Diego Superior Court in Vista California seeking damages in connection with the purchase and operation of a MaxCash ABM. The case was settled in December 2002. The maximum amount to be paid under the settlement is $100,000. In exchange, we will receive the MaxCash ABM sold to NKS Enterprises. . The company was unable to comply with terms of settlement and NKS has entered a judgment against the company for $100,000. This amount was recorded as a liability in the consolidated financial statements.

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

         On May 12, 2004 the Company commenced an action in Superior Court in San Diego County against Kelly Allee and Outsource Now, Inc seeking damages for interference with client's relationships and improper use of confidential information. Ms. Allee was a former employee of ExpertHR.

         The Company has contacted outside legal counsel to review the various issues between ITEC and the Company and will provide a written response to the Board of Directors of the Company shortly.

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

ITEM 2 - CHANGES IN SECURITIES

            The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the three month period ended March 31, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (note 14).

            The Company issued 2.5 million and 3.9 million shares to retire notes payable in the amount of $50 thousand and $27 thousand for the three months ended March 31, 2004 and 2003 respectively.

            The Company issued 5 million and 8.3 million shares for services for the three months ended March 31, 2004 and 2003, respectively. The Company has recognized expenses for such services in the amount of $86 thousand and $76 thousand in 2004 and 2003, respectively.

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



Date: May 17, 2004              By: /s/ Thomas J. Beener
                                ------------------------
                                Thomas J. Beener
                                CEO, President



Date: May 17, 2004              By: /s/ Thomas Beener
                                ------------------------
                                Thomas Beener
                                Chief Accounting Officer