Form 10QSB
period 2004-06-30
GREENLAND CORP
filed 2004-08-16
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                         COMMISSION FILE NUMBER: 017833

                              GREENLAND CORPORATION
             (Exact Name of Registrant as specified in its charter)



                 NEVADA                                    87-0439051
    (State of other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
              113,022,365 SHARES OUTSTANDING AS OF AUGUST 16, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Traditional Small Business Disclosure Format (check one): [X] YES  [ ] NO

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

Part I.     Financial Information

Item 1.     Financial Statements (unaudited)

            Unaudited Consolidated balance sheet as of June 30, 2004

            Unaudited Consolidated statements of operations for the three month periods ended June 30, 2004 and 2003

            Unaudited Consolidated statements of operations for the six month periods ended June 30, 2004 and 2003

            Unaudited Consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003

            Unaudited Notes to consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Part II.    Other Information

Item 1.     Legal Matters

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (unaudited)


                                     ASSETS

(in thousands, except share amounts)

Current assets
     Account Receivable, net                                           $    121
                                                                       ---------

          Total current assets                                              121

Property and equipment, net                                                  36
Deposits                                                                    120
                                                                       ---------

                                                                       $    277
                                                                       =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable                                                  $  1,108
     PEO payroll taxes and other payroll deductions                       3,644
     Accrued payroll                                                        280
     Accrued interest                                                       349
     Other accrued expenses                                                 473
     Client Deposit                                                           4
     Current maturities of obligations under capital lease                  356
     Notes payable to related parties                                       755
     Current Portion - Notes payable                                        422
                                                                       ---------

        Total current liabilities                                         7,391



Stockholders' deficiency
   Convertible Preferred Class A stock, $.001 par value;
     10,000 shares authorized, no shares issued or outstanding                0
    Common stock, $0.001 par value, 500,000,000 shares                      111
      authorized, 110,522,365 shares
      issued and outstanding, respectively
   Subscribed shares                                                        877
   Subscription receivable                                                 (439)
   Paid-in capital                                                       31,010
     Accumulated deficit                                                (38,673)
                                                                       ---------
          Total shareholders' deficiency                                 (7,114)

                                                                       $    277
                                                                       =========

     See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


In thousand, except per share amounts                 2004             2003
                                                 --------------   --------------

   Net Revenue - PEO Services                    $         577    $         203
   Cost of Revenue                                         548              191
                                                 --------------   --------------
        Gross profit, (gross billings of                    29               12
        $2,944,157, less worksite Employee
        payroll cost of $2,915,035)
Operating expenses:
   General and Administrative expense                      327            1,113
                                                 --------------   --------------

Loss from operations                                      (298)          (1,101)

Non-operating income  (expenses):
   Gain on settlement of debt                               45                3
   Loss on disposal of assets                              (31)               0
   Interest expense                                        (36)            (113)
   Interest income                                           0               45
                                                 --------------   --------------
         Total non-operating income (expense)              (22)             (65)

                                                 --------------   --------------
Net loss                                         $        (320)   $      (1,166)
                                                 ==============   ==============

Basic and diluted net loss per share                    (0.003)          (0.008)
                                                 --------------   --------------

Basic and diluted weighted average number
       of common stock outstanding                  99,055,332      138,632,881
                                                 --------------   --------------

     See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


In thousand, except per share amounts                 2004             2003
                                                 --------------   --------------

   Net Revenue - PEO Services                    $       1,339    $         400
   Cost of Revenue                                       1,254              365
                                                 --------------   --------------
        Gross profit, (gross billings of                    85               35
        $6,647,713, less worksite Employee
        payroll cost of $6,562,248)
Operating expenses:
   General and Administrative expense                    1,007            1,411
                                                 --------------   --------------

Loss from operations                                      (922)          (1,376)

Non-operating income  (expenses):
   Gain on settlement of debt                               51                3
   Loss  on disposal of assets                             (31)               0
   Interest expense                                        (71)            (135)
   Interest income                                           0               87
                                                 --------------   --------------
         Total non-operating income (expense)              (51)             (45)

                                                 --------------   --------------
Net loss                                         $        (973)   $      (1,421)
                                                 ==============   ==============

Basic and diluted net loss per share                    (0.010)          (0.011)
                                                 --------------   --------------

Basic and diluted weighted average number
       of common stock outstanding                  91,500,387      129,057,755
                                                 --------------   --------------

      See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


(in thousands)                                                 2004       2003
                                                             --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (973)   $(1,421)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                             10         75
        Allowance for doubtful account                             5          0
        Stock issued for services                                 50         29
        Stock issued for legal services                           15          0
        Stock issued for salaries & reimbursement                  0         98
        Gain in settlement of debt                               (51)         0
        Loss on disposal of assets                                31
     (Increase) / decrease in current assets:
          Accounts receivable                                     13       (759)
          Interest receivable                                      0        (87)
          Other assets                                           342         35
     Increase in current liabilities:

          Account payable and accrued expense                    198      3,220
                                                             --------   --------
             Total Adjustments                                   613      2,611
                                                             --------   --------

   Net cash provided by (used in) operating activities          (360)     1,190

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital leases                             0        (68)
  Principal payments on line of credit                             0        (59)
  Principal payment on note payable                             (136)      (116)

  Proceeds from note payable-related party                       496         92
                                                             --------   --------
  Net cash provided by (used in) financing activities            360       (151)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                 0      1,039

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         0          4
                                                             --------   --------

CASH & CASH EQUIVALENTS, ENDING BALANCE                      $     0    $ 1,043
                                                             --------   --------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                     $    21    $    70
                                                             --------   --------
  Cash paid for income tax                                   $     1    $     0
                                                             --------   --------

      See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 was filed on April 8, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

NOTE 2.  GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $7.3 million and an accumulated deficit of $38.7 million as of June 30, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the six month period ended June 30 , 2004 as follows ($ in thousands, except per share amounts):

         Net Loss - as reported                                     $      (973)
         Stock-Based employee compensation expense
           included in reported net income, net of tax                        0
         Total stock-based employee compensation
           expense determined under fair-value-based
          method for all rewards, net of tax                               (192)
                                                                    ------------
         Pro forma net loss                                         $    (1,165)
                                                                    ============


         Loss per share:
         Basic, as reported                                         $   (0.0127)
         Diluted, as reported                                       $   (0.0127)
         Basic, pro forma                                           $   (0.0127)
         Diluted, pro forma                                         $   (0.0127)


The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:


                       Risk-free interest rate                   3.5%

                       Expected life of the options              5 years

                       Expected volatility                       305%

                       Expected dividend yield                     -


Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three month period ended June 30, 2004 as follows ($ in thousands, except per share amounts):


         Net Loss - as reported                                        $   (320)
         Stock-Based employee compensation expense
           included in reported net income, net of tax                        0
         Total stock-based employee compensation
           expense determined under fair-value-based
          method for all rewards, net of tax                               (168)
                                                                       ---------
         Pro forma net loss                                            $   (488)
                                                                       =========


         Loss per share:
         Basic, as reported                                            $ (0.005)
         Diluted, as reported                                          $ (0.005)
         Basic, pro forma                                              $ (0.005)
         Diluted, pro forma                                            $ (0.005)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:


                       Risk-free interest rate                   3.5%

                       Expected life of the options              5 years

                       Expected volatility                       305%

                       Expected dividend yield                     -


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

To conform to the net method, the Company reclassified worksite employee payroll costs of $5.3 million for the six months period ended June 30, 2004, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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

NOTE 5.  PROPERTY AND EQUIPMENT

Net property and equipment at June 30, 2004 was as follows:


         (In thousands)
         Computers and equipment                                     $ 143
         Furniture & equipment under capital lease                     236
         Demonstration equipment                                       127
         Furniture and fixture                                          68
                                                                     ------
                                                                       574
         Accumulated depreciation & amortization
            (Including accumulated amortization of
            $517,556 on leased assets)                                (538)
                                                                     ------
                                                                     $  36
                                                                     ======

Depreciation expenses, including amortization of capital lease assets, for the six months ended June 30, 2004 and 2003 were $14 thousand and $10 thousand, respectively.

The assets in the Oklahoma office were disposed off due to the shut down of the office. Property and equipment in Okhaloma office at beginning of the quarter ending June 30, 2004 was as follows:

         (In thousands)
         Computers and equipment                                     $  36
         Furniture and fixture                                           5
                                                                     ------
                                                                        41
         Accumulated depreciation & amortization                       (10)
                                                                     ------
                                                                     $  31
                                                                     ======

The entire $31 thousand was disposed off during the quarter and has been recorded on the financials under Non-operating expense as "Loss on disposal of assets".

NOTE 6.  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2004 were as follows:


                                                                  (in thousands)
         Note payable to a stockholder of the Company.
         Interest at 8%. Principal due at various dates
         through February 2005.
         Interest expense for the three month period ending
         June 30, 2004 and 2003 is $10,013 and $2,392 respectively.      $  568
         Notes payable to a stockholder and officer of the Company.
         Interest at 8%. Principal due at various dates through
         September 2004.
         Interest expense for the three month period ending June
         30, 2004 and 2003 is $1,144  and $0  respectively.                  78
         Notes payable to a stockholder and officer of the Company.
         Interest at 8%. Principal due at various dates through
         January 2004.
         Interest expense for the three month period ending June
         30, 2004 and 2003 is $2,215 and $2,345 respectively.               109
                                                                         -------
                                                                         $  755
                                                                         =======

Total interest expense for Notes payable to stockholders of the Company, for the six month period ended June 30, 2003 amounted to $39,623.


NOTE 7.       NOTES PAYABLE

Notes payable at June 30, 2004 were as follows:


                                                                  (in thousands)
         Note payable to an unrelated party, with interest at
         10%. Due through the payment of commissions earned
         through March 9, 2001.
         Interest expense for the three month period ending June
         30, 2004 and 2003 is $8,089 and $8,089 respectively             $  320
         Note payable to an unrelated party, with interest at
         5.75%. Due through the principal and interest payment
         June 30, 2004.
         Interest expense for the three month period ending
         June 30, 2004 and 2003 is $215 and $215 respectively                15
         Note payable related to acquisition of client services
         contracts from a third party, payable without interest
         through May 2005.                                                   87
                                                                         -------
                                                                         $  422
                                                                         =======


NOTE 8.       STOCKHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has no convertible preferred stock outstanding through June 30, 2004.

Common Stock Issued During the Period

The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the six month period ended June 30, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (See Note 14).

The Company issued 7.5 million shares to retire notes payable in the amount of $68 thousand in the six months ended June 30, 2004.

The Company issued 9.5 million and 10.3 million shares for services for the six months ended June 30, 2004 and 2003, respectively. The Company has recognized expenses for such services in the amount of $49 thousand and $98 thousand in 2004 and 2003, respectively.

The Company issued 5 million shares of common stock for accrued salary payable to the director of the company totaling $57 thousand in the period ended June 30, 2004

The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock. The Company had accrued $60 thousand on the books as a liability. The Company recorded a gain of $45 thousand on the settlement of the debt.

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

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at June 30, 2004:


                                                   WEIGHTED AVERAGE
                                                      NUMBER OF        EXERCISE
                                                       SHARES            PRICE
                                                       --------        ---------
                                                    (IN THOUSANDS)

Outstanding at December 31, 2003                        28,590         $   0.06
                                                       --------        ---------
    Granted in 2004                                     12,200             0.02
    Exercised                                           (5,000)            0.00
    Expired                                            (11,222)             .09
                                                       --------        ---------
Outstanding at June 30, 2004                            24,568         $   0.02
                                                       ========        =========
Options exercisable at June 30, 2004                    24,508         $   0.02
                                                       ========        =========


NOTE 9.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the six month periods ended June 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.


NOTE 10. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company repaid notes payable to related parties of $67 thousand and $27 thousand in the six month period ended June 30, 2004 and 2003, by the issuance of common stock.

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

During the six month ended June 30, 2004, the Company wrote off the Receivable from one of the officers of ITEC for $150,000. This has been reflected on the financials as deemed dividend and is part of Retained Earnings of the company. This amount has not been nor reflected in the cash flow statement.


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

The following is information for the Company's reportable segments for the six month ended June 30, 2004:

                                                      --------------------------------------------
         (in thousands)                                   ABM       PEO
                                                        Segment   Segment   Unallocated    Total
                                                      --------------------------------------------
         Revenue                                      $   -0-   $  1,339      $   -0-    $  1,339
         Gross margin
                                                          -0-         85          -0-          85
         Depreciation and amortization                      8          5          -0-          13
         Interest expense                                  31         40          -0-          71
         Other, net                                       -0-       (987)         -0-        (987)
         Loss from continuing operations before tax       (31)      (942)         -0-        (973)

         Identifiable assets                               37        240          -0-         277
         Capital expenditures                             -0-        -0-          -0-         -0-


The following is information for the Company's reportable segments for the six month ended June 30, 2003.

                                                      --------------------------------------------
         (in thousands)                                   ABM       PEO
                                                        Segment   Segment   Unallocated    Total
                                                      --------------------------------------------
         Revenue                                      $   -0-   $   400       $   -0-    $   400
         Gross margin
                                                          -0-        35           -0-         35
         Depreciation and amortization                     26        49           -0-         75
         Interest expense                                  38        97           -0-        135
         Other, net                                       -0-    (1,599)          -0-     (1,599)
         Loss from continuing operations before taxes     (38)   (1,383)          -0-     (1,421)

         Identifiable assets                               82     3,150           -0-      3,232
         Capital expenditures                             -0-       -0-           -0-        -0-


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

The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1,000,000 shares of the Company stock. The Company had accrued $60,000 on the books as a liability. The Company recorded a gain of $45,000 on the settlement of the debt in the consolidated financial statements.

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

On May 14, 2004 the Company commenced an action in Superior Court in San Diego County against Kelly Allee, Dawn Jefferies and Outsource Now, Inc. seeking damages for interference with client's relationships and improper use of confidential information. Ms. Allee was a former employee of ExpertHR. The Company is in discussions with all defendants.

On June 11, 2004 Viper Networks, Inc filed an action in Superior Court seeking among other things, recession of the April 25, 2003 agreement with the Company, damages and a Temporary Restraining Order preventing the Company from selling the shares of common stock of Viper that the Company owns. On June 22, 2004 a hearing was held at which time the court granted Vipers request for the TRO, provided Viper post a $15,000 undertaking. The TRO became effective at posting of the undertaking which Viper did on June 28, 2004. The court scheduled a hearing for July 9, 2004 (note 13).

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


NOTE 13. SUBSEQUENT EVENTS

Subsequent to June 30, 2004, 2.5 million shares of the Company's common stock were issued through exercise of options and warrants and in settlement of debt.

On July 8, 2004, the court issued a Tentative Ruling denying Viper's motion for Preliminary Injunction. On July 9, 2004, a hearing was held on the issue and on July 14, 2004, the court issued its order adopting the Tentative Ruling, denying Viper's motion for Preliminary Injunction and thereby extinguishing the previously granted Temporary Restraining Order.

Viper then sought, ex parte, to stay the court's order pending some form of an appeal by Viper. A hearing was held on July 19, 2004, and the court denied Viper's request.

August 5, 2004 the Third Judicial District Court in and For Salt Lake County, State of Utah issued an order dissolving an order to Interplead Stock entered by the Court on August 3, 2004 on behalf of Viper Networks. Furthermore the Court stated: Because the Ex Parte Order to Interpleader Stock granted injunctive relief and was WRONGFULLY entered, that the Company is entitled to its reasonable attorney fees in an amount to be established"

In summary, this dispute arose in connection with the Company's acquisition of shares of Viper Networks pursuant to a contract entered into on or about April 25, 2003. Under Rule 144 of the Securities Act, once the stock has been held for one year, said shares can be sold pursuant to Rule 144. The Company commenced steps to sell the stock on or about May 3, 2004 at which time it was informed that Viper would "block" any attempted sale.

In order to sell under Rule 144, the Company, in addition to other requirements, must obtain a statement from Viper or its counsel that Viper meets the requirements of 17 CFR 240 15c2-11 which in summary states that the company has adequate public information available including certain financial disclosure. Despite certain verbal representations by Viper's counsel, the Company has been unable to obtain written confirmation directly from Viper or its counsel that Viper is in compliance with 17 CFR 240 15 c2-11. The Company intends to file a motion for attorneys fees and sanctions based on Viper's conduct.

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

The company incurred loss of $ 1,778,000 on the settlement with ITEC. This amount has been treated as Deemed Dividend since it resulted in loss on settlement of receivable from the majority shareholder at that time and has been reflected on the financials as part of Retained Earnings (accumulated deficit) for the period ending June 30, 2004.

As a part of above agreement, the Company wrote off a Receivable from one of the officers of ITEC for $150,000. This has been reflected on the financials as deemed dividend and is part of Retained Earnings (accumulated deficit) of the company as on June 30, 2004.

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

INTRODUCTION

         The following discussion pertains to our operations and financial condition as of June 30, 2004, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

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

         As of the end of fiscal 2003, our business continues to experience operational and liquidity challenges. During fiscal 2003 we experienced several challenges. Since Imaging Technologies Corporation ("ITEC") was the controlling shareholder of the Company and since the Company Board of Directors was controlled by four members who were also members of the ITEC various issues arose. ITEC took control of finance, including payment of taxes, payment of accounts payable and hiring of certain personnel and in that capacity up-streamed approximately $1,400,000 for its use. Unfortunately a significant amount of taxes owed by the Company were not paid, creditors were not paid and certain filing required to be made were not made with regulatory agencies. In addition certain funding opportunities directed and controlled by ITEC did not materialize which further hampered the Company's operations. Also, because of the control issue with ITEC, the Company was being identified and/or linked to ITEC regarding certain regulatory and tax issues. In October 2003, the Company gained control of its finances and began to address the various problems it inherited including unpaid taxes, unpaid or expired worker's compensation, funds paid to certain members of the ITEC board and accounts payable. Finally, in February 2004, the Company separated from ITEC and the ITEC Board Members resigned from the Company's board (See "Subsequent Events").

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

         Presently, the Company owns shares of common stock of Viper Networks Inc., which has recently traded between $0.29and $0.51per share. Although all or a majority of funds (depending on proceeds received) are set aside for payment of taxes, the Company anticipates a certain availability of funds to assist in the Company's on-going operation. However, they may be certain difficulties regarding the sale of said shares (See "Legal Proceedings")

         In addition, the Company will likely engage in a private offering to raise funds.

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

            On April 1, 2004, the Company entered into an agreement with KEBS, INC., a Pennsylvania based PEO whereby the Company acquired all right title and interest in and to all the rights and benefits arising out of the Client Service Agreements with the existing clients of KEBS. The client base consists of approximately 100 work-site employees with annual payroll of approximately $900,000.
            In April 2003, we entered into a Stock Purchase Agreement along with ITEC, to acquire an Oklahoma-based PEO company, which we have organized as ExpertHR-OK, a wholly-owned subsidiary of Greenland. The Oklahoma facilities and personnel provide a substantial amount of the administration duties associated with our PEO business, including the implementation of system software.

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

Results of Operations

Gross Billing

         We had total gross billing of $6.6 million and $10.7 million from our PEO business for the six month ended June 30, 2004 and 2003. 2003 was our first venture into the PEO industry and our favorable experience here has made this our primary focus in 2004. Gross revenue include wages $5.3 million, taxes $612 thousand, workers' compensation $389 thousand, administrative fees $170 thousand and other $165 thousand.

         Total gross billing of $2.9 million and $9.3 million for the three-month period ended June 30, 2004 and 2003, respectively; a decrease of $6.4 million (69%).The decrease due to losing the customer base in Oklahoma due to the company not been able to provide worker compensation in the state of Oklahoma. In addition, the Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Section) The Company has made an aggressive effort to contact all clients and initiate a strong customer service department to address this problem.

         The Company's sales operations related to check cashing was suspended due to the legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management is currently working to re-establish these operations, especially as they relate to value-added products and services to the Company's PEO clientele

Worksite Employee Payroll Cost

         The Company incurred total costs of PEO services of $6.6 million and $10.3 million for the six month ended June 30, 2004 and 2003. Cost of PEO services included: wages $5.3 million, taxes $528 thousand, workers' compensation $423 thousand and other $297 thousand.

         Cost of PEO services for the three month period ended June 30, 2004 and 2003 were $2.9 million and $9.1 million, respectively. The decrease in cost of services due primarily to losing the customer base in Oklahoma due to the company unable to provide worker compensation in the state of Oklahoma The decrease in cost is directly related to loss of clients for the reasons set forth above.

         Cost of goods sold associated with check cashing operations, was $0, which was associated with the since-suspended operations related to transaction processing.

Operating Expenses

         Selling, general and administrative expenses have consisted primarily of salaries and related costs for general corporate functions, including accounting, facilities, legal and fees for professional services.

         Selling, general and administrative expenses for the six months ended June 30, 2004 and 2003 were $1 million and $1.4 million, respectively. The decrease of $404 thousand was due the closing of the Oklahma office. Selling, general and administrative expenses for the three months ended June 30, 2004 and 2003 were $327 thousand and $1.1 million, respectively. The decrease of $786 thousand was due the closing of the Oklahoma office. Although expenses decreased related to loss of clients, the Company believes that as clients are added that operating expenses will not increase significantly. The Company has centeralized operations in California and feels that it is positioned to add clients without adding personnel. Accordingly, the Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.

Other Expense

         Net other expense was $(51) thousand for the six month period ended June 30, 2004. Net other expenses were $(45) thousand for the year-earlier period. In prior period interest expense and interest income was higher. Net other expense was $(22) thousand for the three month period ended June 30, 2004. Net other expenses were $(65) thousand for the year-earlier period. The difference is due to decrease in interest expense.

Net Loss

         The net loss for the six months ended June 30, 2004 was $973 thousand compared to a net loss of $1.4 million for comparative period in 2003, a decrease of $448 thousand, or 46%. The net loss for the three months ended June 30, 2004 was $320 thousand compared to a net loss of $1.2 million for comparative period in 2003, a decrease of $846 thousand. The decrease in net loss is due to closing the office in Oklahoma. The Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.


Liquidity and Capital Resources

         Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. To date, we have not been able to support our operations from revenues through sales of products or services.

         At June 30, 2004, we had a working capital deficit of $7.3 million compared with a working capital deficit of $4.4 million at December 31, 2003. The increase in working capital of $2.97 million, or 66% resulted primarily from an increase in note payable to related party, PEO payroll tax and other payroll deductions.

         Stockholders' deficit increased for the six months ended June 30, 2004 from the previous fiscal year by $3.7 million, due primarily from the loss related to the break up with the parent company, ITEC, and the $973 thousand net loss.

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

         In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations and to continue to grow its PEO business. In addition, the Company believes that once it can commence the sale of Viper stock, (see "Legal") the Company will have access to capital needed to pay operational expenses as well as certain tax obligations.

         Finally, the Company believes that if it can obtain approximately 500 work site employees, the Company can reach a cash flow break even position. The Company remains optimistic that this goal can be achieved by the end of 2004.

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

         On May 14, 2004 the Company commenced an action in Superior Court in San Diego County against Kelly Allee, Dawn Jefferies and Outsource Now, Inc. seeking damages for interference with client's relationships and improper use of confidential information. Ms. Allee was a former employee of ExpertHR. The Company is in discussions with all defendants.

         On June 11, 2004 Viper Networks, Inc filed an action in Superior Court seeking among other things, recession of the April 25, 2003 agreement with the Company, damages and a Temporary Restraining Order preventing the Company from selling the shares of common stock of Viper that the Company owns. On June 22,

2004 a hearing was held at which time the court granted Vipers request for the TRO, provided Viper post a $15,000 undertaking. The TRO became effective at posting of the undertaking which Viper did on June 28, 2004. The court scheduled a hearing for July 9, 2004.

         On July 8, 2004, the court issued a Tentative Ruling denying Viper's motion for Preliminary Injunction. On July 9, 2004, a hearing was held on the issue and on July 14, 2004, the court issued its order adopting the Tentative Ruling, denying Viper's motion for Preliminary Injunction and thereby extinguishing the previously granted Temporary Restraining Order.

         Viper then sought, ex parte, to stay the court's order pending some form of an appeal by Viper. A hearing was held on July 19, 2004, and the court denied Viper's request.

         August 5, 2004 the Third Judicial District Court in and For Salt Lake County, State of Utah issued an order dissolving an order to Interplead Stock entered by the Court on August 3, 2004 on behalf of Viper Networks. Furthermore the Court stated: Because the Ex Parte Order to Interpleader Stock granted injunctive relief and was WRONGFULLY entered, that the Company is entitled to its reasonable attorney fees in an amount to be established.

         In summary, this dispute arose in connection with the Company's acquisition of shares of Viper Networks pursuant to a contract entered into on or about April 25, 2003. Under Rule 144 of the Securities Act, once the stock has been held for one year, said shares can be sold pursuant to Rule 144. The Company commenced steps to sell the stock on or about May 3, 2004 at which time it was informed that Viper would "block" any attempted sale.

         In order to sell under Rule 144, the Company, in addition to other requirements, must obtain a statement from Viper or its counsel that Viper meets the requirements of 17 CFR 240 15c2-11 which in summary states that the company has adequate public information available including certain financial disclosure. Despite certain verbal representations by Viper's counsel, the Company has been unable to obtain written confirmation directly from Viper or its counsel that Viper is in compliance with 17 CFR 240 15 c2-11. The Company intends to file a motion for attorneys fees and sanctions based on Viper's conduct. Greenland may also pursue remedies against the officers and directors of Viper.

         The Company has contacted outside legal counsel to review the various issues between ITEC and the Company and will provide a written response to the Board of Directors of the Company shortly. The Company anticipates acting on said recommendations shortly.

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

ITEM 2 - CHANGES IN SECURITIES

         The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the six month period ended June 30, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (See Note 14).

         The Company issued 7.5 million and 3.9 million shares to retire notes payable in the amount of $68 thousand and $27 thousand for the six months ended June 30, 2004 and 2003 respectively.

         The Company issued 9.5 million and 10.3 million shares for services for the six months ended June 30, 2004 and 2003, respectively. The Company has recognized expenses for such services in the amount of $49 thousand and $98 thousand in 2004 and 2003, respectively.

         The Company issued 5 million shares of common stock for unpaid salary totaling $57 thousand in the period ended June 30, 2004.

         The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock. The Company had accrued $60 thousand on the books as a liability. The Company recorded a gain of $45 thousand on the settlement of the debt.

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



Date: August 16, 2004           By: /s/ Thomas J. Beener
                                Thomas J. Beener
                                CEO, President



Date: August 16, 2004           By: /s/ Thomas Beener
                                Thomas Beener
                                Chief Accounting Officer