Form 10QSB
period 2004-09-30
GREENLAND CORP
filed 2004-11-09
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
              113,022,365 SHARES OUTSTANDING AS OF NOVEMBER 8, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Traditional Small Business Disclosure Format (check one): [X] YES   [ ] NO

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

Part I.           Financial Information

Item 1.           Financial Statements (unaudited)

                  Unaudited Consolidated balance sheet as of September 30, 2004

                  Unaudited Consolidated statements of operations for the three month periods ended September 30, 2004 and 2003

                  Unaudited Consolidated statements of operations for the nine month periods ended September30, 2004 and 2003

                  Unaudited Consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003

                  Unaudited Notes to consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Part II.          Other Information

Item 1.           Legal Matters

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (unaudited)


                                     ASSETS

(in thousands, except share amounts)

Current assets
     Account Receivable, net                                           $    289
                                                                       ---------
          Total current assets                                              289

Property and equipment, net                                                  33
Deposits                                                                     38
                                                                       ---------

                                                                       $    360
                                                                       =========

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable                                                  $  1,162
     PEO payroll taxes and other payroll deductions                       3,847
     Accrued payroll                                                        280
     Accrued interest                                                       391
     Other accrued expenses                                                 472
     Client Deposit                                                           4
     Current maturities of obligations under capital lease                  348
      Notes payable to related parties                                      750
     Current Portion - Notes payable                                        456
                                                                       ---------

        Total current liabilities                                         7,710


Stockholders' deficiency
   Convertible Preferred Class A stock, $.001 par value;
     10,000 shares authorized, no shares issued or outstanding              -0-
    Common stock, $0.001 par value, 500,000,000 shares
      authorized, 113,022,365 shares
      issued and outstanding, respectively                                  114
   Subscribed shares                                                        877
   Subscription receivable                                                 (439)
   Paid-in capital                                                       31,023
     Accumulated deficit                                                (38,925)
                                                                       ---------
          Total shareholders' deficiency                                 (7,350)

                                                                       $    360
                                                                       =========

     See accompanying notes to condensed consolidated financial statements


                                        GREENLAND CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                             (UNAUDITED)


In thousand, except per share amounts                                2004                2003
                                                                     ----                ----
   Net Revenue - PEO Services                                   $         561       $       2,525
   Cost of Revenue                                                        516               1,881
                                                                --------------      --------------
        Gross profit, (gross billings of $2,969,192, less
        worksite Employee payroll cost of $2,923,246)                      45                 644
Operating expenses:
   General and Administrative expense                                     265               1,101
                                                                --------------      --------------

Loss from operations                                                     (220)               (457)

Non-operating income  (expenses):
   Gain on legal settlement                                                10                 -0-
   Interest expense                                                       (41)                (22)
   Interest income                                                        -0-                  46
                                                                --------------      --------------
         Total non-operating income (expense)                             (31)                 24

Loss before income tax                                                   (251)               (433)

Provision for Income tax                                                    1                   1
                                                                --------------      --------------
Net loss                                                        $        (252)      $        (434)
                                                                ==============      ==============


Basic and diluted net loss per share                                   (0.002)             (0.003)
                                                                --------------      --------------

Basic and diluted weighted average number
       of common stock outstanding                                112,478,887         155,514,375
                                                                --------------      --------------

                See accompanying notes to condensed consolidated financial statements


                                        GREENLAND CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                             (UNAUDITED)


In thousand, except per share amounts                                2004               2003
                                                                     ----               ----
   Net Revenue - PEO Services                                  $       1,900       $       2,925
   Cost of Revenue                                                     1,769               1,881
                                                               --------------      --------------
        Gross profit, (gross billings of $9,616,905, less
        worksite Employee payroll cost of  $9,485,494 )                  131               1,044
Operating expenses:
   General and Administrative expense                                  1,272               2,877
                                                               --------------      --------------

Loss from operations                                                  (1,141)             (1,833)

Non-operating income  (expenses):
   Gain on settlement of debt                                             61                   3
   Loss  on disposal of assets                                           (31)                -0-
   Interest expense                                                     (112)               (158)

   Interest income                                                       -0-                 133
                                                               --------------      --------------
         Total non-operating income (expense)                            (82)                (22)

Loss before income tax                                                (1,223)             (1,855)


Provision for Income tax                                                   1                   1
                                                               --------------      --------------
Net loss                                                       $      (1,224)      $      (1,856)
                                                               ==============      ==============


Basic and diluted net loss per share                                  (0.012)             (0.013)
                                                               --------------      --------------

Basic and diluted weighted average number
       of common stock outstanding                                98,544,263         137,973,539
                                                               --------------      --------------

               See accompanying notes to condensed consolidated financial statements


                                             GREENLAND CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                                  (UNAUDITED)


(in thousands)                                                               2004          2003
                                                                           --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(1,224)      $(1,856)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                           17           148
        Allowance for doubtful account                                           5             1
        Stock issued for services                                               50            29
        Stock issued for legal services                                         15            -0-
        Options granted for services                                             6            -0-
        Stock issued for salaries & reimbursement                               -0-           98
        Gain in settlement of debt                                             (61)           -0-
        Loss on disposal of assets                                              31            -0-
     (Increase) / decrease in current assets:
          Accounts receivable                                                 (156)       (1,544)
          Interest receivable                                                   -0-         (133)
          Other assets                                                         424          (176)
     Increase in current liabilities:
          Account payable and accrued expense                                  541         3,664
                                                                           --------       -------
             Total Adjustments                                                 872         2,087
                                                                           --------       -------

   Net cash provided by (used in) operating activities                        (352)          231

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of  equipment                                                       (4)          (41)
                                                                           --------       -------
   Net cash used in investing activities                                        (4)          (41)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on line of credit                                          -0-          (59)
  Principal payment on note payable                                           (136)          (32)
  Proceeds from exercise of options and warrants                                -0-          100
  Principal payment on note payable-related party                              (28)           -0-
  Proceeds from note payable-related party                                     520           196
                                                                           --------       -------
  Net cash provided by (used in) financing activities                          356           205

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                              -0-          395

CASH & CASH EQUIVALENTS , BEGINNING BALANCE                                     -0-            4
                                                                           --------       -------

CASH & CASH EQUIVALENTS , ENDING BALANCE                                   $    -0-       $  399
                                                                           --------       -------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                   $     2        $   27
                                                                           --------       -------
  Cash paid for income tax                                                 $    -0-       $   -0-
                                                                           --------       -------

                     See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 was filed on April 8, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

NOTE 2.  GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $7.4 million and an accumulated deficit of $38.9 million as of September 30, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine month period ended September 30 , 2004 as follows ($ in thousands, except per share amounts) :

         Net Loss - as reported                              $ (1,224)
         Stock-Based employee compensation expense
           included in reported net income, net of tax             -0-
         Total stock-based employee compensation
           expense determined under fair-value-based
          method for all rewards, net of tax                     (192)
                                                             ---------
         Pro forma net loss                                  $ (1,416)
                                                             =========

         Loss per share:
         Basic, as reported                           $  (0.012)
         Diluted, as reported                         $  (0.012)
         Basic, pro forma                             $  (0.014)
         Diluted, pro forma                           $  (0.014)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

         Risk-free interest rate                           3.5%

         Expected life of the options                   5 years

         Expected volatility                               100%

         Expected dividend yield                              -


Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would not have been adjusted to the pro forma amounts for the three month period ended September 30, 2004 as no new options were granted to employees.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

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

To conform to the net method, the Company reclassified worksite employee payroll costs of $7.7 million for the nine months period ended September 30, 2004, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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

NOTE 5.  PROPERTY AND EQUIPMENT

Net property and equipment at September 30, 2004 was as follows:

         (In thousands)
         Computers and equipment under capital lease   $    177
         Computers and equipment                            144
         Furniture & equipment under capital lease           59
         Demonstration equipment                            127
         Furniture and fixture                               67
                                                       ---------
                                                            574
         Accumulated depreciation & amortization
            (Including accumulated amortization of
            $219,230 on leased assets)                     (541)
                                                       ---------
                                                       $     33
                                                       =========

Depreciation expenses, including amortization of capital lease assets, for the nine months ended September 30, 2004 and 2003 were $17 thousand and $40 thousand, respectively.

The assets in the Oklahoma office were disposed off due to the shut down of the office. Property and equipment in Oklahoma office for the nine month ending September 30, 2004 was as follows:


         (In thousands)
         Computers and equipment                       $     36
         Furniture and fixture                                5
                                                       ---------
                                                             41
         Accumulated depreciation & amortization            (10)
                                                       $     31
                                                       =========

The entire $31 thousand was disposed off during the year and has been recorded on the financials under Non-operating expense as "Loss on disposal of assets".

NOTE 6.  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at September 30, 2004 were as follows:

                                                                                 (in thousands)
         Note payable to a stockholder of the Company.
         Interest at 8%. Principal due at various dates through February 2005.
         Interest expense for the three month period ending September 30, 2004
         and 2003 is $11,540 and $2,110 respectively.                            $      561

         Notes payable to a stockholder and officer of the Company.
         Interest at 8%. Principal due at various dates through September 2004.
         Interest expense for the three month period ending September 30, 2004
         and 2003 is $1,637 and $0 respectively.                                         80

         Notes payable to a stockholder and officer of the Company.
         Interest at 8%. Principal due at various dates through January 2004.
         Interest expense for the three month period ending September 30, 2004
         and 2003 is $2,228 and $2,300 respectively.                                    109
                                                                                 -----------
                                                                                 $      750
                                                                                 ===========

Total interest expense for Notes payable to stockholders of the Company, for the nine month period ended September 30, 2003 amounted to $63,723.

NOTE 7.       NOTES PAYABLE

Notes payable at September 30, 2004 were as follows:

                                                                               (in thousands)
         Note payable to an unrelated party, with interest at 10%. Due through the payment of commissions earned through March 9, 2001.
         Interest expense for the three month period ending September  30,
         2004 and 2003 is $8,178 and $8,178  respectively                        $       320

         Note payable to an unrelated party, with interest at 5.75%. Due through the principal and interest payment June 30, 2004.
         Interest expense for the three month period ending September  30,
         2004 and 2003 is $215 and $215 respectively                                      15

         Note payable related to acquisition of client services contracts from
         a third party, payable without interest through May 2005.                       121
                                                                                 ------------
                                                                                 $       456
                                                                                 ============

NOTE 8.       STOCKHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has no convertible preferred stock outstanding through September 30, 2004.

Common Stock Issued During the Period

The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the nine month period ended September 30, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (See Note 14).

The Company issued 7.5 million shares to retire notes payable in the amount of $68 thousand in the nine months ended September 30, 2004.

The Company issued 9.5 million and 10.3 million shares for services for the nine months ended September 30, 2004 and 2003, respectively. The Company has recognized expenses for such services in the amount of $49 thousand and $98 thousand in 2004 and 2003, respectively.

The Company issued 5 million shares of common stock for accrued salary payable to the director of the company totaling $57 thousand in the period ended September 30, 2004

The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock. The Company had accrued $60 thousand on the books as a liability. The Company recorded a gain of $45 thousand on the settlement of the debt.

The Company issued 2.5 million shares towards the exercise of option. The monies due on the exercise of the option amounted to $ 10,000 which has been applied towards the note payable due to the optionee.

The Company issued 5.4 million shares to related parties to retire notes payable in the amount of $33 thousand for the nine months ended September 30, 2003, respectively.

COMMON STOCK OPTION PLAN

During 1999, the Company adopted a stock option plan covering both incentive and non-qualified stock options for employees, directors and consultants. The Company's stockholders initially authorized a total of 15 million common shares to be available for grant under the plan and the plan has subsequently been amended to include an additional shares. The Company currently has 100 million common shares available for grant under the plan. The plan allows for incentive options with exercise prices of at least 100% of the fair market value of the Company's common stock. However, 10% or greater shareholders may not be granted options with exercise prices below 110% of the fair market value of the Company's common stock.

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

         During the three month ending September 30, 2004, the Company granted
2.5 million shares under the option plan to the consultant. These options were exercised during the period. The Company issued 2.5 million shares towards the exercise of option. The monies due on the exercise of the option amounted to $ 10,000 which has been applied towards the note payable due to the optionee. The Company recorded $ 6,055 of consulting expenses under the Black-Scholes method at the date of grant based on the following assumptions:


                  Expected life (years)                           5 years
                  Risk-free interest rate                           3.50%
                  Dividend yield                                       0%
                  Volatility                                         100%


The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at September 30, 2004:

                                                    WEIGHTED AVERAGE
                                                NUMBER OF          EXERCISE
                                                   SHARES             PRICE
                                           --------------    --------------
                                            (IN THOUSANDS)

Outstanding at December 31, 2003                   28,590    $         0.05
                                           --------------    --------------
    Granted in 2004                                14,700              0.01
    Exercised                                     (7,500)              0.00
    Expired                                      (11,222)              0.09
                                           --------------    --------------
Outstanding at September  30, 2004                 24,568    $         0.03
                                           ==============    ==============
Options  exercisable  at September  30,
2004                                               24,508    $         0.02
                                           ==============    ==============


NOTE 9.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the nine month periods ended September 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 10. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company repaid notes payable to related parties of $67 thousand and $27 thousand in the nine month period ended September 30, 2004 and 2003, by the issuance of common stock.

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

During the nine month ended September 30, 2004, the Company wrote off the Receivable from one of the officers of ITEC for $150,000. This has been reflected on the financials as deemed dividend and is part of Retained Earnings of the company. This amount has not been nor reflected in the cash flow statement.


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

The following is information for the Company's reportable segments for the nine month ended September 30, 2004:

                                                        ------------------------------------------------
         (in thousands)                                     ABM         PEO
                                                          Segment     Segment   Unallocated     Total
                                                        ------------------------------------------------
         Revenue                                            $    -0-  $  1,900      $   -0-    $  1,900
         Gross margin                                            -0-       131          -0-         131

         Depreciation and amortization                           11          6          -0-          17
         Interest expense                                        46         66          -0-         112

         Other, net                                              -0-    (1,243)         -0-      (1,243)
         Loss from continuing operations before tax             (45)    (1,178)         -0-      (1,223)

         Identifiable assets                                     29        331          -0-         360
         Capital expenditures                                    -0-         4          -0-           4


The following is information for the Company's reportable segments for the nine month ended September 30, 2003.


                                                       ------------------------------------------------------
         In thousands                                      ABM          PEO
                                                         Segment      Segment     Unallocated      Total
                                                       ------------------------------------------------------

         Revenue                                         $   -0-     $  2,925        $   -0-     $  2,925
         Gross margin                                        -0-        1,044            -0-        1,044

         Depreciation and amortization                       38           110            -0-          148
         Interest expense                                    15           143            -0-          158

         Other, net                                          -0-       (2,744)           -0-       (2,744)
         Loss from continuing operations before taxes       (15)       (1,840            -0-       (1,855)

         Identifiable assets                                  5         3,422            -0-        3,427
         Capital expenditures                                -0-           41            -0-           41


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

On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company has filed a motion in 2003 with the Court for a default judgment of approximately $500,000 against CardPlus. CardPlus did not appear and a default was entered. The Company obtained a judgment against CardPlus and has turned the matter over to a collection company.

The Company has been notified by Accord of Oklahoma that it is owed fees or royalties based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $278,000. Dalarada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and is also a named party in the action. A hearing date is set for January 2005. The Company has supplied information that it believes reflects that the Company may not owe Accord anything or in the alternative, very little. It is management's intention to settle this dispute, however there is no assurance that management efforts will be successful.

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

NOTE 13. SUBSEQUENT EVENTS

Subsequent to September 30, 2004, San Diego Superior Court, granted a Motion to Compel Arbitration filed by Viper and the parties are in the process of selecting an arbitrator. The Company has filed a counter claim against Viper and Jason Sunstein and Steve Young, officers and directors of Viper.

Subsequent to September 30, 2004, the Company filed in the Third Judicial District Court of Utah, Salt Lake County Utah, a Complaint, Counter Claim against Viper and Cross Complaint against Interwest Transfer Company; seeking among other things, a court order to compelling Viper to cooperate in the sale of Viper stock by the Company, damages, attorney fees and costs against Viper and Interwest for their conduct.


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

On February 11, 2004, the Company entered into an agreement with Imaging Technologies Corporation ("ITEC"), whereby the Company agreed to cancel or return a Convertible Promissory Note issued by ITEC to the Company in the amount of $2,250,000 and cancel an existing inter-company transfer debt of ITEC to the Company of approximately $1,400,000 and ITEC agreed to (i) return all but 19,183,390 shares of the Company common stock received in connection with their purchase of the Company stock on January 2003 (including shares received in connection with exercise of warrants) (ii) retain an addition 6,000,000 shares of the Company common stock in the name of ITEC but with proxy rights to the

Company for full voting authority and the right to the Company to sell said shares and receive proceeds from said sale(s) (iii) grant the Company all right title and interest in ITEC's rights to acquire any and all interest in and to ePEO Link, Inc. and (iv) cause all members of the Company board of directors who also serve on ITEC board to resign from the Company's board. As a result of this transaction the Company's issued and outstanding shares were reduced to 88,000,000 and ITEC is no longer the controlling shareholder nor do ITEC board members control the Company Board of Directors.

The company incurred loss of $ 1,778,000 on the settlement with ITEC. This amount has been treated as Deemed Dividend since it resulted in loss on settlement of receivable from the majority shareholder at that time and has been reflected on the financials as part of Retained Earnings (accumulated deficit) for the period ending September 30, 2004.

As a part of above agreement, the Company wrote off a Receivable from one of the officers of ITEC for $150,000. This has been reflected on the financials as deemed dividend and is part of Retained Earnings (accumulated deficit) of the company as on September 30, 2004.

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

INTRODUCTION

         The following discussion pertains to our operations and financial condition as of September 30, 2004, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

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

         Our current strategy is: (1) to expand our PEO business and (2) add various collateral services to the PEO services

         We believe with the addition of approximately 500 employees the Company can achieve an operational break-even point. We anticipate reaching this goal through acquisition and efforts of our sales staff. Our previous goal was to exceed break even and grow to approximately 2,000-3,000 employees in fiscal 2004. Unfortunately it does not seem likely that that goal will be achieved. However, the Company believes it may reach approximately 1,500 work site employees by December 2004.

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

         Presently, the Company owns shares of common stock of Viper Networks Inc., which has recently traded between $0.29and $0.51per shares. Although all or a majority of funds (depending on proceeds received) are set aside for payment of taxes, the Company anticipates a certain availability of funds to assist in the Company's on-going operation. However, they may be certain difficulties regarding the sale of said shares (See "Legal Proceedings")

         In addition, the Company will likely engage in a private offering to raise funds. Management believes that with its experience in the PEO industry and the fact that the Company has been public since 1986, it can offer an acquisition candidate a unique opportunity to participate in a profitable business and gain the benefits of a publicly traded company. Management believes this is a unique approach in the PEO industry and that it can be successful.

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

         On April 1, 2004, the Company entered into an agreement with KEBS, INC., a Pennsylvania based PEO whereby the Company acquired all right title and interest in and to all the rights and benefits arising out of the Client Service Agreements with the existing clients of KEBS. The client base consists of approximately 100 work-site employees with annual payroll of approximately $900,000. Unfortunately the Company has been unsuccessful in retaining the majority of these clients.

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

         Also in March 2003, we entered into an Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations. The Company has been unable to retain the majority of these clients and is in negotiations with Staff Pro to resolve an issue as to funds owed Staff Pro that may involve the return of the balance of the clients previously purchased from Staff Pro to Staff Pro.

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

Check Cashing

         During 1998 through 2000 we developed proprietary software that is capable of providing support for delivery to consumers of a range of on-line financial services including check cashing, ATM, money orders and phone card dispensing services. We have developed, manufactured and has delivered limited numbers of freestanding kiosks, under the trademarked brand name MAXcash ABM. The unit is similar in appearance to an ATM machine. We acquired our base technology in May 1998, when Check Central was incorporated into Greenland as a wholly-owned subsidiary.

         We have invested capital, time, and effort in the development and evolution of our back-office, risk management and transaction support software systems. Due to shortages of working capital and litigation with a key supplier, we altered our plans for ongoing development, production, and marketing of the MAXcash ABM system. We believed that there was further opportunity to market the MAXcash ABM kiosk through PEO customers of our ExpertHR subsidiary; and to clients of other PEO companies in order to provide check cashing and other automated banking services to employees. However, our efforts have been unsuccessful and there can be no assurance that the Company will be able to implement said strategy. Due to the limited resources of the Company, it is unlikely that any funds will be available to market the check cashing technology.

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

         The Company will discontinue the strategy of selling machines and licensing its backend software to third parties. The Company will to a very limited capacity offer to PEO clients the check cashing technology to compliment our PEO services. The Company feels that revenue stream from such efforts is unlikely.

         There can be no assurance that we will achieve our goals in this regard.

Results of Operations

Gross Billing

         We had total gross billing of $9.6 million and $20.3 million from our PEO business for the nine month ended September 30, 2004 and 2003. 2003 was our first venture into the PEO industry and our favorable experience here has made this our primary focus in 2004. Gross revenue include wages $7.7 million, taxes $867 thousand, workers' compensation $530 thousand, administrative fees $239 thousand and other $263 thousand.

         Total gross billing of $2.9 million and $9.6 million for the three-month period ended September 30, 2004 and 2003, respectively; a decrease of $6.7 million (70%).The decrease due to losing the customer base in Oklahoma due to the company not been able to provide worker compensation in the state of Oklahoma. In addition, the Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Section) The Company has made an aggressive effort to contact all clients and initiate a strong customer service department to address this problem.

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

         The Company incurred total costs of PEO services of $9.5 million and $19.2 million for the nine month ended September 30, 2004 and 2003. Cost of PEO services included: wages $7.7 million, taxes $711 thousand, workers' compensation $638 thousand and other $420 thousand.

         Cost of PEO services for the three month period ended September 30, 2004 and 2003 were $2.9 million and $8.9 million, respectively. The decrease in cost of services due primarily to losing the customer base in Oklahoma due to the company unable to provide worker compensation in the state of Oklahoma The decrease in cost is directly related to loss of clients for the reasons set forth above.

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

         Selling, general and administrative expenses for the nine months ended September 30, 2004 and 2003 were $1.3 million and $2.9 million, respectively. The decrease of $1.6 million was due the closing of the Oklahoma office. Selling, general and administrative expenses for the three months ended September 30, 2004 and 2003 were $266 thousand and $1.1 million, respectively. The decrease of $835 thousand was due the closing of the Oklahoma office. Although expenses decreased related to loss of clients, the Company believes that as clients are added that operating expenses will not increase significantly. The Company has centralized operations in California and feels that it is positioned to add clients without adding personnel. Accordingly, the Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.

Other Expense

         Net other expense was $(82) thousand for the nine month period ended September 30, 2004. Net other expenses were $(22) thousand for the year-earlier period. In prior period interest expense and interest income was higher. Net other expense was $(31) thousand for the three month period ended September 30, 2004. Net other expenses were $24 thousand for the year-earlier period. The difference is due to increase in interest expense.

Net Loss

         The net loss for the nine months ended September 30, 2004 was $1.2 million compared to a net loss of $1.9 million for comparative period in 2003, a decrease of $632 thousand, or 34%. The net loss for the three months ended September 30, 2004 was $252 thousand compared to a net loss of $434 thousand for comparative period in 2003, a decrease of $182 thousand. The decrease in net loss is due to closing the office in Oklahoma. The Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.


Liquidity and Capital Resources

         Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. To date, we have not been able to support our operations from revenues through sales of products or services.

         At September 30, 2004, we had a working capital deficit of $7.4 million compared with a working capital deficit of $4.4 million at December 31, 2003. The increase in working capital of $3.1 million, or 70% resulted primarily from an increase in note payable to related party, PEO payroll tax and other payroll deductions.

         Stockholders' deficit increased for the nine months ended September 30, 2004 from the previous fiscal year by $2.6 million, due primarily from the loss related to the break up with the parent company, ITEC, and the $1.2 million net loss.

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

OUR STANDARD AGREEMENTS WITH PEO CLIENTS ARE SUBJECT TO CANCELLATION ON 60-DAYS WRITTEN NOTICE BY EITHER THE COMPANY OR THE CLIENT.

         Accordingly, the short-term nature of these agreements makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. Additionally, our results of operations are dependent, in part, upon our ability to retain or replace client companies upon the termination or cancellation of our agreements.

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

CLIENT RETENTION

         The Company has experienced a low client retention rate and must implement steps to safeguard against further client losses. There is no assurance that the company will be successful.

TAX LIABILITIES

         The Company has unpaid tax obligations. The company is working with Internal revenue service and EDD to resolve said deficiencies. There can be no assurances the company will be successful.

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

         On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company has filed a motion in 2003 with the Court for a default judgment of approximately $500,000 against CardPlus. CardPlus did not appear and a default was entered. The Company obtained a judgment against CardPlus and has turned the matter over to a collection company.

         The Company has been notified by Accord of Oklahoma that it is owed fees or royalties based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $278,000. Dalarada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and is also a named party in the action. A hearing date is set for January 2005. The Company has supplied information that it believes reflects that the Company may not owe Accord anything or in the alternative, very little. It is management's intention to settle this dispute, however there is no assurance that management efforts will be successful.

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

         In order to sell under Rule 144, the Company, in addition to other requirements, must obtain a statement from Viper or its counsel that Viper meets the requirements of 17 CFR 240 15c2-11, which in summary states that the company has adequate public information available including, certain financial disclosure. Despite certain verbal representations by Viper's counsel, the Company has been unable to obtain written confirmation directly from Viper or its counsel that Viper is in compliance with 17 CFR 240 15 c2-11. The Company intends to file a motion for attorney's fees and sanctions based on Viper's conduct. Greenland may also pursue remedies against the officers and directors of Viper.

         Subsequent to September 30, 2004, San Diego Superior Court, granted a Motion to Compel Arbitration filed by Viper and the parties are in the process of selecting an arbitrator. The Company has filed a counter claim against Viper and Jason Sunstein and Steve Young, officers and directors of Viper.

         Subsequent to September 30, 2004, the Company filed in the Third Judicial District Court of Utah, Salt Lake County Utah, a Complaint, Counter Claim against Viper and Cross Complaint against Interwest Transfer Company; seeking among other things, a court order to compelling Viper to cooperate in the sale of Viper stock by the Company, damages, attorney fees and costs against Viper and Interwest for their conduct.

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

ITEM 2 - CHANGES IN SECURITIES

         The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the nine month period ended September 30, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (See Note 14).

         The Company issued 7.5 million shares to retire notes payable in the amount of $68 thousand for the nine months ended September 30, 2004.

         The Company issued 9.5 million and 10.3 million shares for services for the nine months ended September 30, 2004 and 2003, respectively. The Company has recognized expenses for such services in the amount of $49 thousand and $98 thousand in 2004 and 2003, respectively.

         The Company issued 5 million shares of common stock for unpaid salary totaling $57 thousand in the period ended September 30, 2004.

         The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock. The Company had accrued $60 thousand on the books as a liability. The Company recorded a gain of $45 thousand on the settlement of the debt.

         The Company issued 2.5 million shares towards the exercise of option. The monies due on the exercise of the option amounted to $ 10,000 which has been applied towards the note payable due to the optionee.

         The Company issued 5.4 million shares to related parties to retire notes payable in the amount of $33 thousand for the nine months ended September 30, 2003.


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



Date: November 8, 2004          By: /s/ Thomas J. Beener
                                    --------------------
                                Thomas J. Beener
                                CEO, President



Date: November 8, , 2004        By: /s/ Thomas Beener
                                    --------------------
                                Thomas Beener
                                Chief Accounting Officer

                                  EXHIBIT 99.1

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Greenland Corporation (the "Company") on Form 10-QSB for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Beener, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ THOMAS BEENER
------------------
Thomas Beener
Chief Executive Officer

Date: November 8, 2004