Form 10KSB
period 2004-12-31
GREENLAND CORP
filed 2005-03-31
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

             100 E. San Marcos Blvd, Suite 400, San Marcos, CA 92069
              (Address and zip code of principal executive offices)
                                 (760) 510-5986
              (Registrant's telephone number, including area code)

                    17075 Via Del Campo, San Diego, CA 92127
                                 (Prior Address)
                                 (858) 451-6128
                            (Prior telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was 95,397,365 based upon a $0.015 per share trading price on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      CLASS A COMMON STOCK $0.001 PAR VALUE
               113,022,365 SHARES OUTSTANDING AS OF MARCH 31, 2005
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
      Traditional Small Business Disclosure Format (check one): [X] YES NO

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

         In April 2001, we suspended our back-office support of its check cashing operations. This decision was in part the result of litigation with our then software developer over access to and ownership rights of the Check Central Software. We then elected to resume sales of the MAXcash ABM machine without back office software support to prospective customers that elect to undertake the risks of check cashing and payroll advances.

         Implementing the strategy to pursue sales of the MAXcash ABM to customers that have their own processing capabilities, in July 2001, we entered into an agreement with CardPlus International, Inc. Pursuant to the agreement, CardPlus purchased six MAXcash ABM's and licensed our intellectual property to establish an electronic transaction and data processing center.

         In December 2001, we entered into a license agreement with Automated Cash Machines ("ACM") through which we licensed our intellectual property to ACM to enable ACM to have its own processing capabilities to operate MAXcash ABM units.

         With little or no revenue being generated form check-cashing activities, in August 2002, we signed an agreement, subject to closing, to sell 60% of our total issued and outstanding shares of common stock to Imaging Technologies Corporation ("ITEC") plus warrants to purchase an additional 30% of the Company's total issued and outstanding shares of common stock. In addition four members of the ITEC Board of Directors joined the Company's Board. The Closing was in January 2003.

         Related to the ITEC transaction, the Company in August 2002, organized a wholly-owned subsidiary, ExpertHR Inc. ExpertHR is a professional employer organization ("PEO"). The PEO business provides a broad range of services associated with staff leasing and human resources management. These include benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services. ITEC as part of the purchase transaction was to supply certain PEO clients to ExpertHR.

          The Company then completed three acquisitions to commence its PEO operations and added another wholly-owned subsidiary, ExpertHR-Michigan: to handle certain accounts. (i) In February 2003, we entered into an Agreement and Assignment of Rights to acquire all right, title, and interest in and to the rights and benefits arising under or out of PEO service agreements with certain existing clients of Accord Human Resources, Inc, an Oklahoma corporation. (ii) In March 2003, we entered into an Agreement and Assignment of Rights to acquire all right title and interest in and to the rights and benefits arising under or out of personal staffing agreements with the existing clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2, both Michigan corporations. (iii) In April 2003, we entered into a Stock Purchase Agreement, along with ITEC, to acquire an Oklahoma-based PEO company, which we have organized as ExpertHR-OK, a wholly-owned subsidiary of Greenland. The Oklahoma facilities and personnel provide a substantial amount of the administration duties associated with our PEO business, including the implementation of system software.

         On February 11, 2004 the Company entered into an agreement with Imaging Technologies Corporation ("ITEC") whereby, among other conditions (see "Business Operation") ITEC agreed to (i) return all but 19,183,390 shares of the Company common stock received in connection with their purchase of the Company stock on January 2003 (including shares received in connection with exercise of warrants) and (ii) cause all members of the Company board of directors who also serve on ITEC board to resign from the Company's board; Brian Bonar, Eric Gaer, Richard Green and Robert Dietrich. As a result of this transaction ITEC was no longer the controlling shareholder nor does ITEC board members control the Company Board of Directors. During the period that ITEC controlled the Company, management had significant disagreements with ITEC over use of funds, including up-streaming of approximately $1,300,000, accounting policies and failure to pay taxes and conflicts of interest by ITEC Board members and legal counsel selected by ITEC.

         During, 2004, the Company's business operations was the PEO business with limited activity from any check cashing activities. The Company initially believed that certain PEO customers may have an interest in purchasing the MaxCash ABM but results in 2004 did not reflect success.

         Our current strategy is: (1) to expand our PEO business through the use of our sales force and strategic acquisitions and (2) add various collateral services to the PEO services.

         The Company will no longer pursue it's check cashing operations in 2005.

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

         Our principal executive offices are located 100 E. San Marcos Blvd, Suite 400, San Marcos, CA 92069. Our main phone number is (760) 510-5986.


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

         The Company adopted the strategy of the sale MAXcash ABM to PEO's and/or license our backend technology to those customer who wish to perform their own backend processing. This eliminates any risk to the Company for bad checks, pay day advances and need to add personnel and incur additional operating expenses. Unfortunately, this strategy, for a variety of reasons, including lack of funds, inability to update the technology and market acceptance, has proved unsuccessful and the Company has determined that it is in the best interest of the Company to not pursue any check cashing activities in 2005 and in the future.

         During fiscal 2003, Imaging Technologies Corporation ("ITEC") was the controlling shareholder of the Company and the Company Board of Directors, consisting of seven members was controlled by four board members who were also members of the ITEC. In that capacity, ITEC directed that ITEC control finance and other operational matters. However, in October 2003, the Company gained control of its finances and certain operational functions and began to address the various financial and operational problems it inherited including non payment taxes, failure to comply with certain regulatory agencies, worker's compensation, legal issues and the up-streaming of approximately $1,300,000 from the Company to ITEC. The Company entered into an agreement with Imaging Technologies Corporation ("ITEC") on February 11, 2004 whereby the Company agreed to cancel or return a Convertible Promissory Note issued by ITEC to the Company in the amount of $2,250,000 and cancel an existing inter-company transfer debt of ITEC to the Company of approximately $1,300,000 and ITEC agreed to (i) return all but 19,183,390 shares of the Company common stock received in connection with their purchase of the Company stock on January 2003 (including shares received in connection with exercise of warrants) (ii) retain an addition 6,000,000 shares of the Company common stock in the name of ITEC but with proxy rights to the Company for full voting authority and the right to the Company to sell said shares and receive proceeds from said sales (iii) grant the Company all right title and interest in ITEC's rights to acquire any and all interest in and to ePEO Link, Inc. and (iv) cause all members of the Company board of directors who also serve on ITEC board to resign from the Company's board; Brian Bonar, Eric Gaer, Richard Green and Robert Dietrich. As a result of this transaction the Company's issued and outstanding shares were reduced to 88,000,000 and ITEC is no longer the controlling shareholder nor does ITEC board members control the Company Board of Directors. During the period that ITEC controlled the Company, management had significant disagreements with ITEC over use of funds, including up-streaming of approximately $1,300,000, accounting policies and failure to pay taxes and conflicts of interest by ITEC Board members and legal counsel selected by ITEC.

         The control by ITEC resulted in the Company facing many serious problems in 2004 and into 2005 including, loss of the Oklahoma business in November 2003, tax liabilities with the Internal Revenue Service and the EDD and loss of significant cash and resulting inability to pay obligations of the Company. The Company has initiated action to address these problems (see" Legal Matters").

         On February 13, 2004 the Company entered into a transaction with ePEO, Link, Inc., an Idaho based PEO, to acquire their client base of approximately $33,000,000 and assume certain liabilities. In February the Department of Insurance of the State of Idaho ("DOI") issued a temporary restraining order against ePEO to prohibit the sale or transfer of any assets. The Company withdrew its offer to purchase and is awaiting a decision from the Department of Insurance of the State of Idaho regarding the transaction. The Company is presently in discussions with the DOI and ePEO and although there can be no assurances that a transaction will be completed and if so, on what terms or conditions. The Company is optimistic that the transaction will be completed (see "Subsequent Events").

         Effective April 1, 2004, the Company entered into an agreement with KEBS, INC., a Pennsylvania based PEO whereby the Company acquired all right title and interest in and to all the rights and benefits arising out of the Client Service Agreements with the existing clients of KEBS.

         Effective January 2004, all processing and related services were transferred from the properitery system in Oklahoma (the Company acquired a license to the properitery system as part of the purchase of ExpertHR of Oklahoma) to a more common system to save substantial costs associated with maintenance and upgrades. In March 2004, the Company closed the Oklahoma office at a substantial cost savings to the Company.

         Commencing January 2004, San Diego serves not only as corporate headquarters but also, as the center for processing and most administrated services related to the PEO operations. Our Michigan office is also responsible for some processing and sales operations.

         The Company plans to continue to focus its operations in San Diego and maintain a sales staff in San Diego and Michigan. Any new acquisitions will be directed to obtaining a client base with the addition of offices, if any, constituting a sales office. We do not anticipate adding additional personal beyond 3-4 persons to assist in Human Resources, Administration and/or sales depending on growth of client base.

         The Company believes that business operations have been severely restricted because of the litigation with Viper Networks, Inc. (see "Legal Matters") and the pending obligations with the Internal Revenue Service and the EDD. The Company believes it will prevail against Viper and/or Viper's officers and directors.

         The Company continues to consolidate its operations and believes if it can resolve certain pending issues such as Viper, it is well positioned to operate in a financially prudent manner.

BUSINESS STRATEGY

         During 2004, our goal was to achieve operating revenues and profits from our two business units. Our PEO business, which was activated primarily in the first quarter of 2003 was and is expected to provide large incremental revenues. We believe that we can achieve an operational break even point with the addition of approximately 500 work site employees. Our technology business, anchored by our MAXcash ABM system, was expected to grow in the future mainly through machine sales to PEO clients. However, based on lack of success and lack of available funds related to the sale of the MaxCash ABM, management decided to cease its sales efforts related to the system.

CHECK CASHING

         During 2004, while our market focus was on sales of our MAXcash ABM kiosk, we hoped to broaden our market focus to license back-office software to enable users of our machines to offer transaction processing and support services to the self-service check cashing, retail, and POS transaction industries. However, our efforts did not produce results and based on lack of success and lack of available funds related to these efforts management decided to cease its sales efforts related to the system. In the event an unexpected opportunity arises, the Company will reconsider its decision. The decision does not have a material impact on the Company, in that no revenues were derived in 2004 and the value of the system has been completely written off as an asset.

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

         On February 13, 2004 the Company entered into a transaction with ePEO, Link, Inc., an Idaho based PEO., to acquire their client base of approximately $33,000,000 and assume certain liabilities. In February the Department of Insurance of the State of Idaho issued a temporary restraining order against ePEO to prohibit the sale or transfer of any assets. The Company withdrew its offer to purchase and is awaiting a decision from the Department of Insurance of the State of Idaho regarding the transaction. The Company is presently in discussions with the DOI and ePEO and although there can be no assurances that a transaction will be completed and if so, on what terms or conditions. The Company is optimistic that the transaction will be completed (see "Subsequent Events"). If the Company is successful in this acquisition, the transaction should have a material positive affect on the Company's operations.

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

         On March 2, 2004, the Company closed the office in Oklahoma. This action was taken as a result of several factors: (i) the software system utilized was found to be overly-expensive to operate and maintain and a better system was obtained (ii) the Oklahoma office lost its entire client base of approximately $9,000,000 and was unable to obtain new accounts (iii) operating functions performed in Oklahoma was transferred. The closing of this office reduced operating expenses by approximately $70,000 per month. This book of business and office was acquired as part of an acquisition in April 2003 along with ITEC.

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

         Although in 2003 we successfully implemented our strategy of growth by acquisition, unfortunately the Company has been unsuccessful in client retention. Management believes this is a combination of factors including, issues involving litigation, lack of available funds, prior involvement with Imaging Technologies Corporation and issues with taxing authorities. Management continues to address these issues and focus on client retention.

         As another factor affecting client retention, the PEO business is highly competitive, with approximately 900 firms operating in the U.S. There are several firms that operate on a nationwide basis with revenues and resources far greater than ours. Some large PEO companies are owned by insurance carriers; and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, and Staff Leasing, Inc.

MANUFACTURING, PRODUCTION, AND SOURCES OF SUPPLY

         Previously we outsourced the manufacturing and assembly of our MAXcash terminals pursuant to an agreement with California Chassis located in Anaheim, California. In addition to buying components from outside vendors, we purchased and/or licensed software programs, including operating systems and intellectual property modules (pre-written software code to execute a specifically defined operation). We have directly licensed system software that is either embedded or otherwise incorporated in our products.

         Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software.

WARRANTY/MAINTENANCE

         Previously we provided a one year full parts and labor warranty for the MAXcash ABM and an extended maintenance plan at additional cost to the purchaser. Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software.

RESEARCH AND DEVELOPMENT

         The markets for our check cashing products and services are characterized by evolving technology, new product introductions, and price competition.. Advances in technology require ongoing investment. (ALSO SEE "RISKS AND UNCERTAINTIES.") Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software

COMPETITION

         The markets for our check cashing products and services are highly competitive. Our ability to compete in our markets depends on a number of factors, including selling prices, product performance, product distribution, marketing ability, and customer support. Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software.

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


INTELLECTUAL PROPERTY

         We intended to protect our technology by filing copyright and/or patent applications for the patentable technologies that we consider important to the development of our business. We also intended to rely upon trade secrets, know-how, and continuing technological innovations to develop and maintain competitive advantage.

         Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software.

PERSONNEL

         Including officers, we employed 16 full-time employees at December 31, 2004. As of the date of this filing, the Company and its subsidiaries employs 8 full-time employees. We also use independent consultants and contractors for a variety of tasks, including, shareholder relations, and sales and marketing. None of our employee's are covered by collective bargaining agreements and we considers our employee relations to be satisfactory.

GOVERNMENT REGULATION

         We were subject to regulation in several jurisdictions in which we operated, including jurisdictions that regulate check cashing fees and payday advance fees. We are subject to federal and state regulations relating to the reporting and recording of certain currency transactions. There can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit the ability of us to expand, significantly decrease the service charges for check cashing and/or other services, or prohibit or more stringently regulate the sale of certain goods which could cause a significant adverse effect on our future prospects. States have different licensing requirements. Some states require that the owner of a check-cashing machine obtain the license; others require that the provider of the cash in the machine ("vault cash") obtain a license or the possessor of the machine obtain the license or that we, jointly with the owner, possessor, or vault cash provider obtain a license. Certain states require that the entity to be licensed maintain certain levels of liquid assets for each location at which a machine is placed.

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

         Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software.

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

GOING CONCERN CONSIDERATIONS

         At December 31, 2004, and for the fiscal year then ended, we had a net loss, negative working capital and a decline in net worth, which raise substantial doubt about our ability to continue as a going concern. Our losses have resulted primarily from an inability to achieve sales targets due to insufficient working capital. Our ability to continue operations will depend on positive cash flow from future operations and on our ability to raise additional funds through equity or debt financing. We have reduced and/or discontinued some of our operations and, if we are unable to raise or obtain needed funding, we may be forced to discontinue operations.

         For the year ended December 31, 2004, our net loss was $3.2 million and our decrease in net worth was $41 million. At December 31, 2004 our negative working capital was $8.7 million. Specific steps that we have taken to address these problems include entering the PEO business, which is expected to provide revenues and profits in the future. Additionally, we have reduced overhead costs through such actions as reductions in our work force and the relocation of our facilities to reduce rent payments.

         Furthermore, we plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs with interim cash flow deficiencies being addressed through additional equity financing. We also plan to pursue the acquisition of business units that will be consistent with our PEO business strategies. We anticipate that all of these initiatives will be carried out throughout the fiscal year ending December 31, 2005.

RISKS AND UNCERTAINTIES

LIMITED OPERATING HISTORY:

         We began our check cashing operations in 1998 and have been inactive for a substantial period of time, although we continued to attempt sales of machines and licensing of software. Additionally, we entered the PEO business in January 2003. Accordingly, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which early stage companies in rapidly evolving industries such as automated check cashing and professional employment services are exposed. We cannot provide assurances that its business strategy will be successful or that we will successfully address these risks and the risks described herein.

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

         To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our December 31, 2004 financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

POTENTIAL FLUCTUATON IN QUARTERLY PERFORMANCE:

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

         We may experience significant quarterly fluctuations in revenues and operating expenses. Furthermore, quarterly results are not necessarily indicative of future performance for any particular period.

GOVERNMENT REGULATION:

         We are subject to regulation in several jurisdictions in which we operate. There can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could inhibit our ability to operate, which could cause a significant adverse effect on our future prospects.

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

RESOLUTION OF LITIGATION:

         A key component to the Company will be the resolution of certain litigation, primarily with Viper Networks, Inc and the sale of the Viper stock owned by the Company.

PAYMENT OF TAXES:

         The Company is working with the Internal Revenue Service and the EDD to resolve certain past due tax obligations. In the event the Company is unsuccessful, the taxing authorities could take action against the Company that would have a material adverse impact and could halt the Companies operations.

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

ITEM 2.

DESCRIPTION OF PROPERTY

We currently occupy approximately 1,000 square feet of office space at 100 E. San Marcos Blvd, Suite 400, San Marcos, California. on a month-to-month basis.


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

          The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for board seats and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares (prior to a 1:50 reverse stock split in October 2002) of common stock for the investment. The shares were returned to us and were cancelled. . A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. On July 17, 2003, the court entered Judgment By Default and awarded the Company damages against IntelliCorp, IntelliGroup and Isaac Chang in the amount of $3,900,000 including $1,000,000 in punitive damages. Defendants time to appeal said damage award expired on September 17, 2003. The Company is pursuing collection actions of said amount. There is no assurance that the Company will be successful in its collection efforts.

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

         The Company entered in a settlement with Mr. Ellis of all matters in consideration of 1,000,000 shares of the Company stock. The company had accrued $60,000 on the books as a liability. The company recorded a gain of $45,000 on the settlement of debt in the consolidated financial statements.

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

         On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company has filed a motion in 2003 with the Court for a default judgment of approximately $500,000 against CardPlus. CardPlus did not appear and a default was entered. The Company obtained a judgment against CardPlus and has turned the matter over to collections company.

         The Company has been notified by Accord of Oklahoma that it is owed fees or royalties based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $300,000. The company has accrued the amount in the accompanying financials. Dalarada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and is also a named party in the action.

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

         Viper then sought, ex parte, to stay the court's order pending some form of an appeal by Viper. A hearing was held on July 19, 2004, and the court denied Viper's request. In October 2004, the Court sent all matters before the San Diego Court to Arbitration. Presently the court proceedings are stayed pending arbitration. The Arbitration proceeding is pending with scheduling dates to be set at a later date.

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

         On December 9, 2004, the Court issued a Preliminary Injunction against Viper ordering Viper to cooperate in the sale of Viper Stock by the Company. On or about January 13, 2005, the Court issued a show cause order whereby Viper is required to show cause why it should not be held in contempt for violating the Court's previous order. On March 8, 2005 the Court found Viper not to be in contempt, re-affirmed its December 9, 2004 order and refused to clarify the December 9, 2004 order.

         The Company continues to have pending in the Utah court and action against Viper and InterWest transfer seeking $500,000 of damages. This action will likely be stayed pending outcome of the Arbitration proceeding in San Diego.

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

NONE

PART II.


ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market, and quoted on the OTC Electronic Bulletin Board under the symbol "GRLC". Our common stock has traded, during the fiscal year ended December 31, 2004 between $0.002 and $0.022 per share. The number of shares of record of common stock, $.001 par value, was 113,022,365 at December 31, 2004 and 113,022,365 at March 31, 2005.
The following table sets forth the quarterly high and low last sales prices per share for the common stock as reported by the OTC Electronic Bulletin Board:

                        ------------------------------ ---------- ---------
                                                          HIGH       LOW
                        ------------------------------ ---------- ---------
                          Year ended Dec. 31, 2003
                             First quarter              $  0.005  $  0.015
                             Second quarter                0.006     0.026
                             Third quarter                 0.015     0.038
                             Fourth quarter                0.012     0.030

                          Year ended Dec. 31, 2004
                             First quarter              $  0.022  $  0.011
                             Second quarter                0.017     0.006
                             Third quarter                 0.006     0.002
                             Fourth quarter                0.003     0.012

         On March 31, 2005, the last sales price for the common stock as reported by the OTC Electronic Bulletin Board was $0.0018 per share. On March 31, 2005 there were approximately 5,100 shareholders of record of the common stock.

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


ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion pertains to our operations and financial condition as of December 31, 2004, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

CHECK CASHING

         Greenland developed proprietary software that is capable of providing support for delivery to consumers of a range of on-line financial services including check cashing, ATM, money orders and phone card dispensing services. We have developed, manufactured and has delivered limited numbers of freestanding kiosks, under the trademarked brand name MAXcash ABM. The unit is similar in appearance to an ATM machine. We acquired our base technology in May 1998, when Check Central was incorporated into Greenland as a wholly-owned subsidiary.

         We have invested capital, time, and effort in the development and evolution of our back-office, risk management and transaction support software systems. Due to shortages of working capital and litigation with a key supplier, we altered our plans for ongoing development, production, and marketing of the MAXcash ABM system. However, our efforts have been unsuccessful and the Company has decided to discontinue its efforts in connection with the software.

         Our strategy for marketing and sales of the MAXCash ABM, during fiscal 2001 and 2002, was directed at locating distributors of ATM machines and entering into distribution agreements. Although we signed a number of such agreements, unit sales did not materialize. The Company has decided to discontinue its efforts regarding sales of MaxCash ABM through distributors.

         In the past, our strategy has been oriented around two revenue streams:
(1) sales of the MAXcash ABM and (2) fees earned in connection with the various banking services provided on each of the machines in operation. However, without sufficient numbers of machines in the field, this revenue stream has not produced material results.

         The Company has had six machines in place with CardPlus International, Inc. since 2001, but has not achieved any material revenue stream. Presently the Company is in litigation with CardPlus to collect approximately $500,000 owed by CardPlus to the Company.

         The Company will discontinue the strategy of selling machines and licensing its backend software to third parties. However, in the event PEO clients wish to purchase a machine the Company will entertain such an opportunity. The Company feels that revenue stream from such an opportunity is highly unlikely.

PROFESSIONAL EMPLOYER ORGANIZATION

          With the acquisition of a controlling interest in the shares of Greenland by ITEC (which closed in January 2003), in August 2002, we embarked on program to become a PEO provider. And PEO operations commenced in February 2003 with the acquisition of certain clients of Accord Human Resources. In March 2003 we concluded an acquisition of ExpertHR of Oklahoma and also an acquisition of certain clients of Staff Pro Leasing, Inc and Staff Pro Leasing 2 both Michigan companies. We subsequently closed the Oklahoma operation in March 2004.

         We now provide, through our wholly-owned ExpertHR subsidiary, comprehensive personnel management services. We provide a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

         As of the end of fiscal 2004, our business continues to experience operational and liquidity challenges. During fiscal 2004 we experienced several challenges. In February 2004, the Company separated from ITEC and the ITEC Board Members resigned from the Company's board. This followed a series of events in 2003, whereby ITEC was the controlling shareholder of the Company and the Company Board of Directors was controlled by four directors who were also directors of ITEC. ITEC took control of finance, including payment of taxes, payment of accounts payable and hiring of certain personnel and in that capacity up-streamed approximately $1,300,000 for its use. Unfortunately a significant amount of taxes owed by the Company were not paid, creditors were not paid and certain filing required to be made were not made with regulatory agencies. In addition certain funding opportunities directed and controlled by ITEC did not materialize which further hampered the Company's operations. Also, because of the control issue with ITEC, the Company was being identified and/or linked to ITEC regarding certain regulatory and tax issues. Accordingly, in the first quarter of 2004, the Company is starting to recover from the control by ITEC and the challenges of 2003, in taking steps to correct the past problems but is confronted with significant issues. Based on these events, year-to-year financial comparisons may be of limited usefulness now and for the next several periods due to changes in our business as these changes relate to potential acquisitions of new businesses and changes in products and services.

         In addition, the Company in 2004 experienced a very poor client retention rate which it is addressing and feels it can correct through increased performance, more attention to customer requirements and addressing many of the issues created by ITEC.

         Our current strategy is: (1) to expand our PEO business and (2) add various collateral services to the PEO services.

         We believe with the addition of approximately 500 employees the Company can achieve an operational break-even point. We anticipate reaching this goal through acquisition and efforts of our sales staff. For example, on February 13, 2004 the Company entered into a transaction with ePEO, Link, Inc., an Idaho based PEO., to acquire their client base of approximately $33,000,000 and assume certain liabilities. In February the Department of Insurance of the State of Idaho issued a temporary restraining order against ePEO to prohibit the sale or transfer of any assets. The Company withdrew its offer to purchase and is awaiting a decision from the Department of Insurance of the State of Idaho ("DOI") regarding the transaction The Company is presently in discussion with the DOI and is optimistic that a transaction may be completed (see "Subsequent Events"). If successful, this transaction would have a material positive affect on the Company's operations. .

         To successfully execute our current strategy, we will need to improve our working capital position. The report of the Company's independent auditors accompanying our December 31, 2004 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional and financing, and renegotiating existing obligations.

         Presently, the Company owns shares of common stock of Viper Networks Inc., which has traded in 2004 between $.30 and $.80 per share. Although all or a majority of funds (depending on proceeds received) are set aside for payment of taxes, the Company anticipates a certain availability of funds to assist in the Company's on-going operation.

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

          On March 8, 2003, we entered into a Stock Purchase Agreement along with ITEC, to acquire an Oklahoma-based PEO company, which we have organized as ExpertHR-OK, a wholly-owned subsidiary of Greenland. . The Company utilized the Oklahoma office as a processing center and headquarters for certain administrative functions and in addition as part of the acquisition the Company received a license for the system based software for processing and accounting functions. The Oklahoma office employed 8 persons. Through the Oklahoma office we were able to build a client base of approximately $9,000,000 of payroll revenue. On March 2, 2004, the Company closed the office in Oklahoma. This action was taken as a result of several factors: (i) the software system utilized was found to be overly-expensive to operate and maintain and a better system was obtained (ii) the Oklahoma office lost its entire client base of approximately $9,000,000 and was unable to obtain new accounts (iii) operating functions performed in Oklahoma was transferred. The closing of this office reduced operating expenses by approximately $70,000 per month.

          On February 13, 2004 the Company entered into a transaction with ePEO, Link, Inc., an Idaho based PEO., to acquire their client base of approximately $33,000,000 and assume certain liabilities. In February the Department of Insurance of the State of Idaho issued a temporary restraining order against ePEO to prohibit the sale or transfer of any assets. The Company withdrew its offer to purchase and is awaiting a decision from the Department of Insurance of the State of Idaho regarding the transaction. The Company is presently in discussion with the DOI and is optimistic that a transaction may be completed (see "Subsequent Events"). If successful, this transaction would have a material positive affect on the Company's operations.

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

         Subsequent to December 31, 2004, the Company signed the Fort Wayne Komets. The Fort Wayne Komets are one of fourteen teams in the United Hockey League, located in seven states throughout the Midwest. The Company is optimistic that other members of the United Hockey League will also use the Company's services.

RESULTS OF OPERATIONS

GROSS BILLING

         We had total gross billing of $11.3 million and $17.5 million from our PEO business for the year ended December 31, 2004 and 2003, respectively, a decrease of $6.2 million (35%). The Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Section). The Company has made an aggressive effort to contact all clients and initiate a strong customer service department to address this problem. Gross revenue include wages $9 million, taxes $1 million, workers' compensation $632 thousand, administrative fees $284 thousand and other $338 thousand.

         The Company's sales operations related to check cashing was suspended due to the legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software.

WORKSITE EMPLOYEE PAYROLL COST

         The Company incurred total costs of PEO services of $11.2 million and $17.4 million for the year ended December 31, 2004 and 2003, respectively. The decrease in cost is directly related to loss of clients for the reasons set forth above. Cost of PEO services included: wages $9 million, taxes $859 thousand, workers' compensation $763 thousand and other $535 thousand.
Cost of goods sold associated with check cashing operations, was $0, which was associated with the since-suspended operations related to transaction processing.

OPERATING EXPENSES

         Selling, general and administrative expenses have consisted primarily of salaries and related costs for general corporate functions, including accounting, facilities, legal and fees for professional services. Selling, general and administrative expenses for the year ended December 31, 2004 and 2003 were $3.2 million and $2.4 million, respectively. The increase was due to write off of uncollectible receivable and posting interest and penalty on unpaid payroll tax. The Company believes that as clients are added that operating expenses will not increase significantly. The Company has centralized operations in California and feels that it is positioned to add clients without adding personnel. Accordingly, the Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.

         There were no research and development costs for the years ended December 31, 2004 and 2003, respectively.

OTHER EXPENSES

         Net other expense was $(96) thousand for the year ended December 31, 2004. Net other expenses were $(141) thousand for the year-earlier period, a decrease of $45 thousand. This decrease was due primarily on gain on settlement of debt.

NET LOSS

         The net loss for the year ended December 31, 2004 was $3.2 million compared to a net loss of $3.5 million for comparative period in 2003, a decrease of $317 thousand, or 9%. The Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Section). The Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.

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

         At December 31, 2004, we had a working capital deficit of $8.7 million compared with a working capital deficit of $5 million at December 31, 2003. The increase of $3.7 million (43%) resulted primarily from an increase in PEO payroll tax and other payroll deductions.

         Stockholders' deficit increased for the year ended December 31, 2004 from the previous fiscal year by $3.9 million, due primarily from the loss related to the break up with the parent company, ITEC and to the $3.2 million comprehensive loss.

         Net cash used for operating activities was $238 thousand compared to $531 thousand in fiscal 2003. The changes are due primarily to the decrease in account receivable associated to the PEO services.

         Net cash provided by investing activities was $4 thousand in the year ended December 31, 2004 as a result of purchase of some computer equipment. There was no net cash provided by or used for investing activities in the year ended December 31, 2003.

         Net cash from financing activities was $352 thousand for the year ended December 31, 2004 compared to $527 thousand in the prior year; a decrease of $175 thousand (33%). The decrease was due primarily to changes in notes payable and the proceeds from sale of stock.

         We have no material commitments for capital expenditures. However, presently, the Company owns shares of common stock of Viper Networks Inc., which has traded in 2004 between $.60 and $.80 per share. Although a majority of funds (depending on proceeds received) are set aside for payment of taxes, the Company anticipates a reasonable availability of funds to assist in the Company's on-going operation. In addition, the Company will likely engage in a private offering to raise funds.

         Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to marketing and selling our products and services, and other factors. We anticipates that our capital requirements will increase in future periods as we reduces our debt and increase our sales and marketing efforts. The report of our independent auditors accompanying our December 31, 2004 financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to the decreases in our working capital and net worth.

         We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity and/or debt financing.

         We continue to pursue additional financings to fund our operations and growth. There can be no assurance, however, that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce, or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company. Also see "Risks and Uncertainties-Future Capital Needs."

SUBSEQUENT EVENTS

         Subsequent to December 31, 2004 the Company, with the knowledge and consent of the Department of Insurance of the State of Idaho,("DOI") sent a written offer to ePEO Link, Inc., an Idaho based PEO, and the DOI, to acquire their certain assets of ePEO. This is a follow up to previous communications between the Company, ePEO and the DOI in connection with the attempt by the Company in February 2004, to acquire assets of ePEO.

            Subsequent to December 31, 2004, two Greenland shareholders, Jason Sunstein and John Castiglione, sent a draft of a legal action against Greenland, its officers and directors and former officers and directors of Greenland who were also officers/directors of Imaging Technologies Corporation. Management believes this threatened action is without merit. However, there is no assurance the action will not be filed and if so, the Company will defend its interest against Mr. Sunstein and Mr. Castiglione the law firm who has a major conflict of interest.

         Subsequent to December 31, 2004, the Court issued a show cause order whereby Viper is required to show cause why it should not be held in contempt for violating the Court's previous order. On March 8, 2005 the Court found Viper not to be in contempt, re-affirmed its December 9, 2004 order and refused to clarify the December 9, 2004 order granting the Company its preliminary Injunction.

         Subsequent to December 31, 2004, in January 2005, the Company settled with OutSource Now whereby OutSource Now paid $2,500 and the parties issued mutual releases.

          In March 2005, the Company settled with Ms. Allee, whereby Ms. Allee released the Company for a Department of Labor dispute, the parties issued join releases and the Company paid Ms. Allee $2,500.

         Subsequent to December 31, 2004, on or about March 21, 2005, the Company filed an action in Superior Court of San Diego against, Brian Bonar, Eric Gaer, Richard Green, Robert Dietrich, Peter Benz and Dalrada Financial Corporation (formerly Imaging Technologies Corporation: "ITEC") . Bonar, Gaer, Green and Dietrich are former members of the board of directors of the Company were also serving as board members of ITEC during 2003 and part of 2004. The action alleges Breach of Fiduciary Duty, Fraud; negligent misrepresentation, concealment and conversion. The action also alleges legal malpractice against Owen Naccarrato and conspiracy to defraud against Peter Benz. The Company seeks two million dollars in damages.

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

         Kabani & Company, Inc., an independent auditing firm, is engaged to audit the consolidated financial statements of Greenland Corporation and subsidiaries and issue reports thereon. The audit is conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management.

         The Board of Directors, through the Audit Committee (composed entirely of independent Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee annually recommends to the Board of Directors the selection of the independent auditors and submits the selection for ratification by shareholders at the Company's annual meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 2004 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To reinforce complete independence, Kabani & Company, Inc. has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

By       /s/ Thomas Beener
         -----------------

         Thomas Beener
         President, and Chief Executive Officer

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

       Report of independent registered public accounting firm              28
       Consolidated balance sheet as of December 31, 2004                   29
       Consolidated statements of operations for the years ended
            December 31, 2004 and 2003                                      30
       Consolidated statements of stockholders' equity (deficit)
            for the years ended December 31, 2004 and 2003                  31
       Consolidated statements of cash flows for the years ended
            December 31, 2004 and 2003                                      32
       Notes to consolidated financial statements                           33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Greenland Corporation

We have audited the accompanying consolidated balance sheet of Greenland Corporation, a Nevada Corporation and subsidiary (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders'deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenland Corporation and subsidiary as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $40,919 thousand including net losses of $3,219 thousand and $3,536 thousand for the years ended December 31, 2004 and 2003, respectively. The Company has a working capital deficiency of $8,727 thousand on December 31, 2004. These factors as discussed in Note 5 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
March 7, 2005

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004



(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS
------

CURRENT ASSETS:
      Cash and cash equivalents                                        $    110
      Account receivable, net of allowance for bad debts of $ 441           205
                                                                       ---------


           Total current assets                                             315

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $ 96              29
DEPOSITS                                                                      9
                                                                       ---------
                                                                       $    353
                                                                       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                  $  1,380
     PEO payroll taxes and other payroll deductions                       4,855
     Client deposit                                                           4
     Note payable                                                           456
     Note payable-related party                                             736
     Current  maturities of obligations under capital lease                 348
     Accrued payroll                                                        312
     Accrued interest                                                       464
     Other accrued expenses                                                 487
                                                                       ---------
          Total current liabilities                                       9,042


COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Convertible Preferred Class A stock, $.001 par value;
     Authorized shares 10,000, issued and outstanding share 0                 0
     Common stock, $.001 par value; authorized shares
        500,000,000, 113,022,365 shares issued and outstanding              114
     Additional paid in capital                                          31,023
     Subscribed shares and receivables                                    1,093
     Accumulated deficit                                                (40,919)
                                                                       ---------
          Total stockholders' deficit                                    (8,689)
                                                                       ---------
                                                                       $    353
                                                                       =========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(IN THOUSANDS)                                             2004          2003
                                                         ----------   ----------

Net Revenues-PEO Services                                $   2,319    $   3,418
Cost of revenues                                             2,166        3,337
                                                         ----------   ----------

Gross profit, (gross billings of $11,328  less
  worksite employee payroll cost of $11,175)                   153           81

General and Administrative expense                           3,243        2,376
Impairment on investments & goodwill                             0        1,047
                                                         ----------   ----------
Operating Expenses                                           3,243        3,423
                                                         ----------   ----------

Loss from operations                                        (3,090)      (3,342)

Non-operating income (expense):
     Gain on settlement of Debt                                 61         (107)
    Interest expense                                          (190)        (213)
    Other income (expense)                                      33          179
                                                         ----------   ----------
Total non-operating income (expense)                           (96)        (141)
                                                         ----------   ----------
Loss from continuing operation before income tax            (3,186)      (3,483)

Provision for income tax                                         2            2
                                                         ----------   ----------
Loss from continuing operations                             (3,188)      (3,485)

Discontinued operations
Loss from operation of discontinued operations                 (31)         (51)
                                                         ----------   ----------

Net loss                                                 $  (3,219)   $  (3,536)
                                                         ==========   ==========

Basic and diluted weighted average number of shares
   of common stock outstanding                             102,184      197,436
                                                         ==========   ==========


Basic and diluted loss per share from continuing
  operation:                                             $   (0.03)   $   (0.02)
                                                         ==========   ==========
Basic and diluted loss per share from discontinued
  operation:                                             $   (0.00)   $   (0.00)
                                                         ==========   ==========
Basic and diluted net loss per share:                    $   (0.03)   $   (0.02)
                                                         ==========   ==========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

GREENLAND CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(thousands)
                                            PREFERRED  STOCK   COMMON STOCK
                                            -----------------  -------------------------------------
                                                                                       ADDITIONAL      SHARES
                                                                                       PAID IN         SUBSCRIBED
                                            SHARES   AMOUNT    SHARES      AMOUNT      CAPITAL         UNISSUED
                                            -------  --------  ---------   ---------   -------------   ---------

BALANCE AT DECEMBER 31, 2002                    --   $    --     12,789    $    471    $     29,249    $   (216)

Shares issued for investment                    --        --    115,103         115           2,135          --
Shares issued for settlement of debts           --        --     16,957          18             335          --
Shares issued for services                      --        --     10,283          11              89          --
Shares issued for salaries & reimbursement      --        --         --          --              --          --
Subscribed shares unissued                      --        --      9,400           9             199       1,093
Exercised warrants & options                    --        --     12,910          13              43          --
Shares issued for legal settlement              --        --         --          --              --          --
Stock options issued for comp & services        --        --         --          --              29          --
Amortization for prepaid expense                --        --         --          --              --          --
Net loss for the year                           --        --         --          --              --          --

                                            -------  --------  ---------   ---------   -------------   ---------
BALANCE AT DECEMBER 31, 2003                    --        --    177,442         637          32,079         877

Cancellation of shares issued for
investment                                      --        --    (89,920)       (549)         (1,223)         --
Shares issued for settlement of debts           --        --      7,500           8              53          --
Shares issued for services                      --        --      9,500          10              40          --
Shares issued for salaries & reimbursement      --        --      5,000           5              52          --
Subscribed shares issued                        --        --         --          --              --         216
Exercised warrants & options                    --        --      2,500           2               8          --
Share issued for legal settlement               --        --      1,000           1              14          --
Net loss for the year                           --        --         --          --              --          --

                                            -------  --------  ---------   ---------   -------------   ---------
BALANCE AT DECEMBER 31, 2004                    --   $    --    113,022    $    114    $     31,023    $  1,093
                                            =======  ========  =========   =========   =============   =========
                                                                                                     (CONTINUED)



                                            SUBSCRIBED     ACCUMULATED
                                            SHARES         OTHER                        TOTAL
                                            UNISSUED       COMPREHENSIVE  ACCUMULATED   STOCKHOLDERS'
                                            & RECEIVABLE   INCOME         DEFICIT       DEFICIT
                                            ------------   -------------  -----------   -------------

BALANCE AT DECEMBER 31, 2002                $      (386)   $         --   $  (32,236)   $     (3,118)

Shares issued for investment                         --              --           --           2,250
Shares issued for settlement of debts                --              --           --             353
Shares issued for services                           --              --           --             100
Shares issued for salaries & reimbursement           --              --           --              --
Subscribed shares unissued                       (2,236)             --           --            (935)
Exercised warrants & options                         --              --           --              56
Shares issued for legal settlement                   --              --           --              --
Stock options issued for comp & services             --              --           --              29
Amortization for prepaid expense                     30              --           --              30
Net loss for the year                                --              --       (3,536)         (3,536)

                                            ------------   -------------  -----------   -------------
BALANCE AT DECEMBER 31, 2003                     (2,592)             --      (35,772)         (4,771)

Cancellation of shares issued for
investment                                           --              --       (1,928)         (3,700)
Shares issued for settlement of debts                --              --           --              61
Shares issued for services                           --              --           --              50
Shares issued for salaries & reimbursement           --              --           --              57
Subscribed shares issued                          2,592              --           --           2,808
Exercised warrants & options                         --              --           --              10
Share issued for legal settlement                    --              --           --              15
Net loss for the year                                --              --       (3,219)         (3,219)

                                            ------------   -------------  -----------   -------------
BALANCE AT DECEMBER 31, 2004                $        --    $         --   $  (40,919)   $     (8,689)
                                            ============   =============  ===========   =============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                       31

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(IN THOUSANDS)                                                2004        2003
                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(3,219)    $(3,536)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                    20         181
Provision for doubtful accounts                                   5          10
Stock issued for service and legal services                     122         129
Net loss on settlement of debt                                   --         107
Options granted for services                                     10          --
Write off of subscription receivable                            399          --
Impairment of investment                                        (61)      1,047
Loss on disposal of operations                                   31          51
(Increase) / decrease in current assets:
Accounts receivable                                             (71)     (1,755)
(Increase) decrease in other asset                              126        (396)
Increase / (decrease) in current liabilities                  2,400       3,631
                                                            --------    --------
Total Adjustments                                             2,981       3,005
                                                            --------    --------
Net cash used in operating activities                          (238)       (531)
                                                            --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment                                            (4)         --
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock                                       0         115
Proceeds from the exercise of warrants & options                 10          56
Principal payments on notes payable                            (136)       (205)
Principal payments on note payable - related parties            (42)        325
Proceeds from note payable-related party                        520         236
                                                            --------    --------
Net cash provided by financing activities                       352         527
                                                            --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              110          (4)


CASH AND CASH EQUIVALENTS,
   BEGINNING BALANCE                                              --           4
                                                            --------    --------

CASH & CASH EQUIVALENTS,
   ENDING BALANCE                                           $   110     $    --
                                                            ========    ========

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                      $     2     $    39
                                                            ========    ========
Cash paid for income tax                                    $    --     $    --
                                                            ========    ========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

GREENLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SEGMENTS

Greenland Corporation was formed on July 17, 1986. and was in the development stage until September 1994, when it acquired Gam Properties, Inc. Upon the disposition of the subsidiary at December 31, 1997, Greenland Corporation reentered the development stage and was in the development stage until the third quarter of 1999. Greenland Corporation is engaged in the production, distribution, servicing and marketing of advanced automatic check cashing machines similar to bank ATMs through its wholly owned subsidiary Check Central, Inc. (collectively, the Company). The Company markets and sells its products throughout the United States and grants unsecured credit to its customers. During the year 2001, the management of the Company determined that its efforts to develop, produce, and successfully market and support its MAXcash ABM system may be beyond the scope of its currently available resources.On April 2, 2001, the Company announced that it was temporarily suspending its Check Central subsidiary check cashing operations until such time as the integration of the Company's Check Central software with the MAXcash operating system was complete, in order to minimize its check cashing risk, reduce operating losses, and to conserve capital. The Company has elected to resume sales of the MAXcash ABM machine without back office software support to prospective customers that elect to undertake the risks of check cashing and payroll advances.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

In determining the allowance to be maintained, the management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts amounted to $441,303 as of December 31, 2004.

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

DEBT SETTLEMENT

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002." SFAS 145 provides guidance for income statement classification of gains and losses on extinguishments of debt. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Company adopted SFAS 145 beginning January 1, 2003. During 2004 and 2003, the Company recorded a gain (loss) of $61,000 and $(107,000) on settlement of debt. The Company has determined that gain or loss are not extraordinary in nature.

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

To conform to the net method, the Company netted worksite employee payroll costs of $ 9 million for the year ended December 31, 2004 from gross billings of $11.3 million.

ADVERTISING

Expenditures for advertising and sales promotion are charged to expense as incurred. Advertising costs for the years ended December 31, 2004 and 2003 were $3 and $145 thousand, respectively.

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

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company did not incur any research and development cost during the year ended December 31, 2004 and 2003.

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

COMPREHENSIVE INCOME

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. At December 31, 2004 and 2003, the Company did not have an accumulated comprehensive amount in the balance sheet.

REPORTING SEGMENTS

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance of its sales activities in two segments, (1) PEO services and (2) the sale and distribution of automatic check cashing machines.

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

RECLASSIFICATIONS

Certain reclassifications were made to the 2003 financial statements to confirm to the 2004 presentation.

NOTE 4.  RECENT PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. The Company will be required to apply this Statement beginning July 1, 2005. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the "Act") introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109. The Company is currently assessing the impact of the Act on its financial position and results of operations but does not believe that the Act will likely provide the Company with the ability to recognize a reduction of income tax expense.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31 , 2004 as follows ($ in thousands, except per share amounts) :





         Net Loss - as reported                               $  (3,219)
         Stock-Based employee compensation expense
           included in reported net income, net of tax                0
         Total stock-based employee compensation
           expense determined under fair-value-based
           method for all rewards, net of tax                      (192)
                                                               ---------
         Pro forma net loss                                    $ (3,411)
                                                               =========


         Loss per share:
         Basic, as reported                           $  (0.03)
         Diluted, as reported                         $  (0.03)
         Basic, pro forma                             $  (0.03)
         Diluted, pro forma                           $  (0.03)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:


                       Risk-free interest rate            3.5%

                       Expected life of the options       5 years

                       Expected volatility                100%

                       Expected dividend yield            -


NOTE 5.  GOING CONCERN UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $8.7 million and an accumulated deficit of $41 million as of December 31, 2004, including losses of $3.2 million and $3.5 million for the years ended December 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

On January 14, 2003, the Company completed its sale of 19,183,390 shares of Greenland common stock, which represent sixty percent (60%) of the issued and outstanding shares of the Company, to Imaging Technologies Corporation ("ITEC"). Additionally, the Company sold warrants to purchase 95,319,510 shares of the Company's common stock to ITEC, which will represent an additional thirty percent (30%) of the issued and outstanding shares of the Company. The sale price for the shares and the exercise of the warrants was $2,250,000 in the form of a promissory note convertible into shares of common stock of ITEC, the number of which will be determined by a formula applied to the market price of the shares at the time that the promissory note is converted. (Note 1)

NOTE 6.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

The Company maintains cash deposits at one bank, which throughout the year periodically exceeds federally insured deposit limits of $100,000.

NOTE 7.  ACCOUNTS RECEIVABLE

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. As on December 31, 2004, the Company has accounts receivable of $646,460. The Company provided allowance for doubtful accounts for $441,303 to cover estimated losses. Included in this allowance was CardPlus International, Inc. The Company entered into an agreement with CardPlus International, Inc., the nation's only certified minority electronic payments processor. Pursuant to the agreement CardPlus purchased six interactive check cashing Maxcash (TM) Automated Banking Machine kiosks. These terminals are to be processed from CardPlus' Denver Colorado electronic transaction and data processing center. This transaction is the first purchase under the Company's ongoing strategy to aggressively pursue sales of the Maxcash ABM to customers that have their own processing capabilities. The Company has reserved 100% against the receivable for allowance for bad debts given the probability of collection.


NOTE 8.  PROPERTY AND EQUIPMENT

Net property and equipment at December 31, 2004 was as follows:


         (IN THOUSANDS)

         Furniture & equipment under capital leases                          59

         Furniture and fixtures                                              66
                                                                          ------
                                                                            125

         Accumulated depreciation & amortization
         (Including accumulated depreciation of $ 45
         on leased assets)                                                  (96)
                                                                          ------
                                                                          $  29
                                                                          ======



Depreciation expense, including capital lease assets, for the years ended December 31, 2004 and 2003 were $20 thousand and $145 thousand, respectively.


The assets in the Oklahoma office were disposed off due to the shut down of the office. Property and equipment in Oklahoma office for the year ended December 31, 2004 was as follows:



         (In thousands)
         Computers and equipment                                           $ 36
         Furniture and fixture                                                5
                                                                           -----
                                                                             41
         Accumulated depreciation & amortization
                                                                            (10)
                                                                           -----
                                                                           $ 31
                                                                           =====

The entire $31 thousand was disposed off during the year and has been recorded on the financials as loss from operation of discontinued operations.


NOTE 9.  OTHER ACCRUED EXPENSES

Accrued expenses at December 31, 2004 are as follows:

        (IN THOUSANDS)

        Other accrued expenses                                            $  17
        Lease termination expense                                           340
        Litigation accrual                                                  100
        Customer deposits                                                     3
        Customer prepaid communication costs                                 27
                                                                          ------
                                                                          $ 487
                                                                          ======


NOTE 10. CAPITAL LEASES

During 2000, the Company obtained financing for certain furniture and equipment through leases with interest rates ranging from 15.68% through 25.47%. Future minimum lease payments under the capital leases for the years ending December 31 are as follows:


        Future minimum lease payments under capital lease are (in thousands)

        December 31, 2005                                                 $ 580
                                                                          ------
        Total                                                               580

        Less: Amount representing Interest                                 (232)
                                                                          ------
        Present Value of Minimum lease payments                             348
        Less: Current Portion                                              (348)
                                                                          ------
        Deferred Portion                                                  $   0
                                                                          ======


NOTE 11. NOTES PAYABLE TO RELATED PARTIES


Notes payable to related parties at December 31, 2004 were as follows:



         (IN THOUSANDS)

         Note payable to a stockholder of the Company. Secured, Interest at
         8%. Principal due by August 6, 2005.  Interest expense as of
         December 31, 2004 and 2003 is $37,505 and $5,797 respectively.           $   547

         Note payable to a stockholder and officer of the Company.
         Secured, Interest at 8%. Principal due at various dates through
         January 2004.  Interest expense as of December 31, 2004 and 2003 is
         $8,910 and $11,166 respectively.                                             109

         Notes payable to a stockholder and entity owned by a president of the
         Company. Secured, Interest at 8%. Principal due at various dates through January 2004. Interest expense as of December 31, 2004 and
         2003 is $3,372 and $0 respectively.                                           65

         Notes payable to a stockholder and president of the Company.
         Secured, Interest at 8%. Principal due at various dates through
         January 2004. Interest expense as of December 31, 2004 and 2003 is
         $1,167 and $0 respectively.                                                   15
                                                                                  --------

                                                                                  $   736
                                                                                  ========

All the notes payable to related parties are secured by shares of Viper Networks, Inc. and any proceeds from Cardplus and Isaac Chang judgment.

The Company repaid notes payable during the year ended December 31, 2004 to related parties of $18 thousand through the issuance of stock.


NOTE 12. NOTES PAYABLE

Notes payable at December 31, 2004 were as follows:


         (IN THOUSANDS)

         Note payable to an unrelated party, unsecured with interest at 10%.
         Due through  the payment of commissions earned through March 9, 2001.      $  320

         Note payable to an unrelated party, unsecured with interest at 5.75%.
         Due through the principal and interest payment  March 31, 2004.
         Interest expense as of December 31, 2004 and 2003 is $1,397 and
         $4,921 respectively.                                                           15

         Note payable related to acquisition of client services contracts from
         A third party payable unsecured without interest through May 2005.            121
                                                                                  ---------

                                                                                  $    456
                                                                                  =========


NOTE 13. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share.

The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors.

The Company has no convertible preferred stock outstanding through December 31, 2004.

COMMON STOCK SPLIT

The Company implemented the 50-to-1 reverse stock split on October 29, 2002. All shares have been stated to affect this reverse stock split.

COMMON STOCK ISSUED

The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the year ended December 31, 2004, whereby, 90 million shares were returned to the Company in exchange of the promissory note. (See note 1)

The Company issued 7.5 million shares to retire notes payable in the amount of $68 thousand during the year ended December 31, 2004.

The Company issued 17 million shares of common stock during the year ended December 31, 2003 in settlement of debts totaling $353 thousand.

The Company issued 9.5 million and 10.3 million shares for services for the year ended December 31, 2004 and 2003, respectively. The Company has recognized expenses for such services in the amount of $49 thousand and $98 thousand in 2004 and 2003, respectively.

The Company issued 5 million shares of common stock for accrued salary payable to the director of the company totaling $57 thousand in the period ended December 31, 2004

The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock. The Company had accrued $60 thousand on the books as a liability. The Company recorded a gain of $45 thousand on the settlement of the debt.

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

SUBSCRIBED SHARES UNISSUED

During 2003, the Company had $877 thousand for unissued shares of exercised warrant. This amount was increased to $1,093 thousand in 2004. These amounts from the unissued shares are carried in the accompanying consolidated statement of stockholders equity. $921 thousand of the subscribed shares unissued is result of the acquisition of Expert HR Oklahoma by the Company in year 2003.

WARRANTS ISSUED

The Company issued no warrants in the year ended December 31, 2004 in conjunction with notes and for other services. The Company has no outstanding warrant as of December 31, 2004.

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

In 2004 and 2003, the Company issued non-qualified options to employees and directors to purchase 12.2 and 22.7 million shares with a weighted average exercise price of $0.016 and $0.0035 and recorded $0 and $0 thousand of expenses, respectively. In addition, in 2004 the Company issued non-qualified options to consultants to purchase 2.5 million shares with a weighted average exercise price of $0.004. The Company recognized an expense in 2004 of $6,055 related to the issuance of these options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2004 and 2003: risk free interest rate of 3.5% and 3.5%; dividend yield of 0%and 0%; expected lives of the options of 5 years; and volatility of 211% and 209%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effects on compensation expense and net income had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended December 31, 2004 and 2003 are as follows:


        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             2004         2003
                                                           --------     --------
        Net Loss                                           $(3,219)     $(3,536)
        Compensation recognized under APB 25                    --           --
        Compensation recognized under SFAS 123                (192)        (201)
        Net loss, pro forma                                 (3,411)      (3,737)

        Basic and diluted loss per common share
        As reported                                          (0.03)       (0.02)
        Pro forma                                            (0.03)       (0.02)

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2004 and 2003:


                                                          WEIGHTED AVERAGE
                                                       NUMBER OF        EXERCISE
                                                        SHARES           PRICE
                                                       --------        ---------
                                                    (IN THOUSANDS)

        Outstanding at January 1, 2003                  14,823         $   0.08
                                                       --------        ---------
            Granted                                     26,700             0.01
            Exercised                                  (12,913)            0.00
            Expired                                        (20)            0.80
                                                       --------        ---------
        Outstanding at December 31, 2003                28,590         $   0.06
                                                       ========        =========
            Granted in 2004                             14,700             0.01
            Exercised                                   (7,500)            0.00
            Expired                                    (11,222)            0.09
                                                       --------        ---------
        Outstanding at December 31, 2004                24,568         $   0.03
                                                       ========        =========
        Options exercisable at Dec. 31, 2004            24,508         $   0.03
                                                       ========        =========


 The weighted average remaining contractual life of options outstanding issued under the stock option plan is 9.2 years at December 31, 2004. The exercise price for the options outstanding under the Stock Option Plan at December 31, 2004 were as follows:

          EXERCISE PRICE            NUMBER OF OPTIONS
          --------------            -----------------
                                    (IN THOUSANDS)

                $ 0.0035                  1,800
            $0.01-$0.016                 22,200
             $0.40-$0.80                    489
            $1.10-$10.00                     79
                                         -------
                                         24,568
                                         =======

For options granted during the year ended December 31, 2004 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.010 and the weighted-average exercise price of such options was $0.016. For options granted during the year ended December 31, 2004 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.002 and the weighted-average exercise price of such options was $0.004. No options were granted during the year ended December 31, 2004, where the exercise price was greater than the stock price at the date of grant.

WARRANTS

The following summary present warrants sold, exercised, expired and outstanding at December 31, 2004 and 2003:


                                                          WEIGHTED AVERAGE
                                                       NUMBER OF      EXERCISE
                                                       WARRANTS        PRICE
                                                      ---------      ---------
                                                   (IN THOUSANDS)

        Outstanding at January 1, 2003                      77           7.97
                                                      ---------      ---------
            Issued                                           0              0
            Exercised                                        0              0
            Expired                                         (6)         61.25
        Outstanding at December 31, 2003                    71       $   8.13
                                                      =========      =========
            Issued in 2004                                   0              0
            Exercised                                        0              0
            Expired                                        (71)          8.13
        Outstanding at December 31, 2004                     0       $      0
                                                      =========      =========
        Warrants exercisable at December 31, 2004            0       $      0
                                                      =========      =========


NOTE 14. PROVISION FOR INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2004, the Company incurred aggregate net operating losses for tax purposes of approximately $31,433 thousand. The net operating loss carryforwards may be used to reduce taxable income through the year 2024. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2009. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                    December 31,    December 31,
                                                       2004            2003
                                                     --------        --------
Tax expense (credit) at statutory rate-federal          (34)%           (34)%
State tax expense net of federal tax                     (6)             (6)
Permanent differences                                     0               3
Changes in valuation allowance                           40              37
                                                     --------        --------
Tax expense at actual rate                               --              --
                                                     ========        ========

The net deferred tax asset balance as of December 31, 2004 was approximately $12,573 thousand relating to its net operating losses. Change in deferred tax from last year was $52 thousand. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.


NOTE 15. EARNINGS PER SHARE

Basic and diluted net loss per share for the year ended December 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share (in thousands, except for per share data):


                                                                      2004            2003
                                                                   ------------   ------------
   Numerators for basic and diluted earnings per share -
       Loss from continuing operation before income tax                 (3,186)        (3,483)
       Loss from discontinued operations                                   (31)           (51)
        Net loss                                                        (3,219)        (3,536)

   Denominator for basic and diluted loss per share
        Adjusted weighted-average shares and assumed conversions       102,184        197,436

   Basic earnings (loss) per share:
       Loss from continuing operation before income tax            $     (0.03)         (0.02)
                                                                   ============   ============
       Loss from discontinued operations                           $     (0.00)   $     (0.00)
                                                                   ============   ============
        Net loss                                                   $     (0.03)   $     (0.02)
                                                                   ============   ============

   Diluted earnings (loss) per share:
       Loss from continuing operation before income tax            $     (0.03)   $     (0.02)
                                                                   ============   ============
       Loss from discontinued operations                           $     (0.00)   $     (0.00)
                                                                   ============   ============
        Net loss                                                   $     (0.03)   $     (0.02)
                                                                   ============   ============


Outstanding options and warrants were not included in the computation of diluted EPS because the effect of their exercise would be antidilutive.


NOTE 16. SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the nine month period ended September 30, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note.

The Company issued 7.5 million shares to retire notes payable in the amount of $68 thousand in the year ended December 31, 2004.

The Company issued 9.5 million and 10.3 million shares for services for the year ended December 31, 2004 and 2003, respectively. The Company has recognized expenses for such services in the amount of $49 thousand and $98 thousand in 2004 and 2003, respectively.

The Company issued 5 million shares of common stock for accrued salary payable to the director of the company totaling $57 thousand in the period ended December 31, 2004.

The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock. The Company had accrued $60 thousand on the books as a liability. The Company recorded a gain of $45 thousand on the settlement of the debt.

The Company issued 2.5 million shares towards the exercise of option. The monies due on the exercise of the option amounted to $10,000 which has been applied towards the note payable due to the optionee.

In 2004 and 2003, the Company issued non-qualified options to employees and directors to purchase 12.2 and 22.7 million shares with a weighted average exercise price of $0.016 and $0.0035 and recorded $0 and $0 thousand of expenses, respectively.

  In addition, in 2004 the Company issued non-qualified options to consultants to purchase 2.5 million shares with a weighted average exercise price of $0.004. The Company recognized an expense in 2004 of $6,055 related to the issuance of these options.


NOTE  17. SEGMENTS AND MAJOR CUSTOMERS

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

The Company operated in one segment in 2004..

The following is information for the Company's reportable segments for the year ended December 31, 2003 (in thousands):

                                                  -------------------------------------------
                                                  PEO        Sales
                                                  Segment    Segment    Unallocated   Total

                  Revenue                         $ 3,418    $     0    $        0   $ 3,418
                  Gross margin                         81          0             0        81
                  Depreciation and amortization        45        131             0       176
                  Interest expense                    107        106             0       213
                  Other, net                       (1,776)    (1,576)            0    (3,352)

                  Net Loss                         (2,888)      (648)            0    (3,536)

                  Identifiable assets               2,115        121             0     2,236
                  Capital expenditures                 41          0             0        41


NOTE 18. OPERATING LEASE

The Company has a month to month lease agreement for its office facilities with monthly payments of $3 thousand due at the beginning of the month. In September 2004, the Company moved into a new office space.


NOTE 19. GAIN ON SETTLEMENT OF DEBT

The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock. The Company had accrued $60 thousand on the books as a liability. The Company recorded a gain of $45 thousand on the settlement of the debt.

The Company settled debts with third parties during the year and recorded the gain of $16,000 on settlement of the debt.

The entire $61 thousand has been recorded on the financials under Non-operating income as "Gain on settlement of debt".

NOTE 20. REPURCHASE OF DISTRIBUTOR AGREEMENT

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

NOTE 21. LEGAL PROCEEDINGS

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

The Company entered into an agreement with Intellicorp, Inc. ("Intellicorp") whereby Intellicorp agreed to invest $3,000,000 in exchange for seats on the board of directors and restricted shares of common stock of the Company. After making the initial payment of $500,000, Intellicorp defaulted on the balance. The Company is seeking a recovery of the unpaid $2,500,000. The defendant's ability to pay is unknown. The Company had issued 46,153,848 shares of common stock for the investment. The shares were returned back to the Company and were cancelled. A default judgment was entered against defendant IntelliCorp, IntelliGroup, and Isaac Chang. On May 16, 2003 the Court held a prove-up hearing for proof of damages. On July 17, 2003, the court entered Judgment By Default By Court and awarded the Company damages against IntelliCorp, IntelliGroup and Isaac Chang in the amount of $3,900,000 including $1,000,000 in punitive damages. Defendants time to appeal said damage award expired on September 17, 2003. The Company is pursuing collection actions of said amount. There is no assurance that the Company will be successful in its collection efforts.

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

On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company has filed a motion in 2003 with the Court for a default judgment of approximately $500,000 against CardPlus. CardPlus did not appear and a default was entered. The Company obtained a judgment against CardPlus and has turned the matter over to a collections company.

The Company has been notified by Accord of Oklahoma that it is owed fees or royalties. based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $ 300,000. The Company has accrued the amount in the accompanying consolidatedfinancials. Dalarada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and is also a named party in the action.

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

Viper then sought, ex parte, to stay the court's order pending some form of an appeal by Viper. A hearing was held on July 19, 2004, and the court denied Viper's request. In October 2004, the Court sent all matters before the San Diego Court to Arbitration. Presently the court proceedings are stayed pending arbitration. The Arbitration proceeding is pending with scheduling dates to be set at a later date.

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

On December 9, 2004, the Court issued a Preliminary Injunction against Viper ordering Viper to cooperate in the sale of Viper Stock by the Company. On or about January 13, 2005, the Court issued a show cause order whereby Viper is required to show cause why it should not be held in contempt for violating the Court's previous order. On March 8, 2005 the Court found Viper not to be in contempt, re-affirmed its December 9, 2004 order and refused to clarify the December 9, 2004 order.

The Company continues to have pending in the Utah court and action against Viper and InterWest transfer seeking $500,000 of damages. This action will likely be stayed pending outcome of the Arbitration proceeding in San Diego.
In summary, this dispute arose in connection with the Company's acquisition of shares of Viper Networks pursuant to a contract entered into on or about April 25, 2003. Under Rule 144 of the Securities Act, once the stock has been held for one year, said shares can be sold pursuant to Rule 144. The Company commenced steps to sell the stock on or about May 3, 2004 at which time it was informed that Viper would "block" any attempted sale.

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

NOTE 22. IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL

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

NOTE 23. SUBSEQUENT EVENTS

Subsequent to December 31, 2004, two Greenland shareholders, Jason Sunstein and John Castiglione, sent a draft of a legal action against Greenland, its officers and directors and former officers and directors of Greenland who were also officers/directors of Imaging Technologies Corporation. Management believes this threatened action is without merit. However, they is no assurance the action will not be filed and if so, the Company will defend its interest against Mr. Sunstein and Mr. Castiglione the law firm who has a major conflict of interest.

Subsequent to December 31, 2004, the Court issued a show cause order whereby Viper is required to show cause why it should not be held in contempt for violating the Court's previous order. On March 8, 2005 the Court found Viper not to be in contempt, re-affirmed its December 9, 2004 order and refused to clarify the December 9, 2004 order granting the Company its preliminary Injunction.

Subsequent to December 31, 2004, the Company settled with OutSource Now whereby OutSource Now paid $2,500 and the parties issued mutual releases.

 In March 2005, the Company settled with Ms. Allee, whereby Ms. Allee released the Company for a Department of Labor dispute, the parties issued join releases and the Company paid Ms. Allee $2,500.

Subsequent to December 31, 2004, on or about March 21, 2005, the Company filed an action in Superior Court of San Diego against, Brian Bonar, Eric Gaer, Richard Green, Robert Dietrich, Peter Benz and Dalrada Financial Corporation (formerly Imaging Technologies Corporation: "ITEC") . Bonar, Gaer, Green and Dietrich are former members of the board of directors of the Company were also serving as board members of ITEC during 2003 and part of 2004. The action alleges Breach of Fiduciary Duty, Fraud; negligent misrepresentation, concealment and conversion. The action also alleges legal malpractice against Owen Naccarrato and conspiracy to defraud against Peter Benz. The Company seeks two million dollars in damages.


ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The directors and executive officers of Greenland, their ages and positions with the Company as of December 31, 2004 are as follows:



        NAME                  AGE   SINCE   DIRECTOR TITLE
        ----                  ---   -----   --------------

        Thomas Beener         55    1999    Director and Chief Executive Officer
        Rick Moscatello       44    2004    Director
        John Celms            55    2004    Director


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

         John Celms has served as a member of the Board of Directors since August 2004. Mr. Celms holds a MBA from Harvard University and has served in various capacities including a position as financial accounting with Wayrehuaser in Hong Kong, President of an NASD brokerage firm, CEO of a technology firm. Seattle Silicon, and various consulting projects.

         Rick Moscatello has served as member of the Board of Directors since August 2004. Mr. Moscatello is a former employee of Greenland. Mr. Moscatello was responsible for establishing all back room operations for Greenland and subsequently, served as Chief Operating Officer.

         During 2004, Mr. Bonar, Mr. Gaer, Mr. Green and Mr. Dietrich resigned from the Board of Directors as part of the transaction between the Company and ITEC in the first quarter of 2004.

         In August 2004, Mr. Cross and Mr. Godwin resigned from the Board of Directors of the Company.

EXECUTIVE OFFICERS

         The executive officers of the Company as of the date of this filing, are as follows:



         NAME                      AGE        POSITION
         ----                      ---        --------

        Thomas Beener              55         Chief Executive Officer
        Thomas Beener              55         Chairman of the Board
        Thomas Beener              55         Chief Accounting Officer

ITEM 11. EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE
                                                                                              LONG TERM
                                                  ANNUAL                     COMPENSATION     COMPENSATION AWARDS
                                       FISCAL                                OTHER ANNUAL     OPTIONS/      OTHER
NAME AND PRINCIPAL POSITION            YEAR       SALARY       BONUS         COMPENSATION     SARS (#)      COMP

Thomas Beener(1)                       2004       178,000      -             -                3,000,000     -
Chief Executive Officer                2003       168,000      -             -                5,000,000     -



(1) Mr. Beener salary was paid by Expert HR.
(OPTION/SAR GRANTS IN LAST FISCAL YEAR)

         The following table provides information on Options/SARs granted in the 2004 Fiscal Year to the Named Officers.


                                 NUMBER OF         PERCENT OF                                     POTENTIAL REALIZABLE
                                 SECURITIES        TOTAL                                          VALUE AT ASSUMED
                                 UNDERLYING        OPTIONS/SARS                                   ANNUAL RATES OF
                                 OPTIONS/SARS      GRANTED TO        EXERCISE OR                  STOCK PRICE
                                 GRANTED (#)       EMPLOYEES IN      BASE PRICE     EXPIRATION    APPRECIATION FOR
NAME                             (1)               FISCAL YEAR       ($/SHARE)      DATE          OPTION TERM (2)
                                                                                                  5% ($)      10% ($)

Thomas Beener                    3,000,000         25%               .016           N/A           $  2,500           $  5,000


(1) Warrants/options are immediately exercisable from date of grant.
(2) Calculated based on the closing price of the Company's common stock on March 31, 2005 ($0.015).

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table provides information on option exercises in the 2004 Fiscal Year by the Named Officers and the value of such Named Officers' unexercised options at December 31, 2004. Warrants to purchase Common Stock are included as options. No stock appreciation rights were held by them at the end of the 2004 Fiscal Year.


                          SHARES         VALUE        NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                          ACQUIRED ON    REALIZED     UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS/SARS
NAME                      EXERCISE (#)   ($)          OPTIONS/SARS AT FY-END (#)       AT FISCAL YEAR END ($) (1)
                                                      EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE

Thomas Beener             -              -            8,825,005       -                $    88,250     $    -


(1) At the 2004 fiscal year end, the closing price of the Common Stock on that date as quoted by the NASD Electronic Bulletin Board was $0.0019.

COMPENSATION OF DIRECTORS

         None.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         None

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee currently consists of Messrs. Celms and, Moscatello. None of these individuals was an officer or employee of the Company at any time during the 2004 fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to the best of the Company's knowledge with respect to the beneficial ownership of Common Stock as of March 31, 2005, by (i) all persons who are beneficial owners of five percent (5 percent) or more of the Common Stock, (ii) each director, and (iii) all current directors and executive officers individually and as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.



                                                              PERCENT OF
        NAME                                NO. SHARES        CLASS (1)
        ----                                ----------        ----------

        Thomas Beener (2)                    13,825,005           12.2%
        John Celms (3)                        1,900,000            1.7%
        Rick Moscatello (3)                   1,900,000            1.7%

             All current directors and
           executive officers
           (group of 3)                      17,625,005           15.6%

         (1) Percentage of ownership is based on 113,022,365 shares of Common Stock outstanding on March 31, 2005. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

         (2) Including options now exercisable to purchase 5,000,000 shares of Greenland common stock at $.002 per share, 3,000,000 shares of Greenland common stock at $.016 per share, 5,000,000 shares of Greenland common stock at $.01 per share, 500,000 shares of Greenland common stock at $.0035 per share, 5,000,000 shares of Greenland common stock (does not include compensation owed Mr. Beener of approximately $187,800 which may be paid in the form of cash, stock and/or stock options).

         (3) Includes options to purchase 1,900,000 shares that are currently exercisable.


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



Date:    March 31, 2005

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




SIGNATURE            TITLE                                        DATE
---------            -----                                        ----

 /s/ Thomas Beener   Chief Executive Officer and Chairman of the
 -----------------        Board and Chief Financial Officer
   Thomas Beener
                            (PRINCIPAL EXECUTIVE OFFICER)         March 31, 2005
                           (PRINCIPAL ACCOUNTING OFFICER)

  /s/ John Celms                      Directors                   March 31, 2005
  --------------
     John Celms

/s/ Rick Moscatello                   Director                    March 31, 2005
-------------------
  Rick Moscatello


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTE:
THE OFFICERS AND DIRECTORS ABOVE WERE THE OFFICERS AND DIRECTORS OF THE COMPANY FOR THE PERIOD REPORTED.