Form 10QSB
period 2005-03-31
GREENLAND CORP
filed 2005-05-12
CIK 852127

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                         COMMISSION FILE NUMBER: 017833


                              GREENLAND CORPORATION
             (Exact Name of Registrant as specified in its charter)


                     NEVADA                                   87-0439051
(State of other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                         Identification Number)


                            100 East San Marcos Blvd
                              San Marcos, CA 92069
                    (Address of principal executive offices)


                                 (760) 510-5986
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| YES |_| NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      CLASS A COMMON STOCK $0.001 PAR VALUE
                113,022,365 SHARES OUTSTANDING AS OF MAY 11, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Traditional Small Business Disclosure Format (check one): |X| YES |_| NO

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements (unaudited)

           Consolidated balance sheet as of March 31, 2005 (unaudited)

           Consolidated statements of operations for the three month periods ended March 31, 2005 and 2004

           Consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004

           Notes to consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Part II.   Other Information

Item 1.    Legal Matters

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)

(in thousands, except share amounts)

ASSETS

Current assets
     Cash and cash equivalents                                          $      204
     Account Receivable, net of allowance for bad debts of $443                239
                                                                        ----------
          Total current assets                                                 443

Property and equipment, net                                                     26
Deposits                                                                         3
                                                                        ----------

                                                                        $      472
                                                                        ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                   $    1,068
     PEO payroll taxes and other payroll deductions                          5,533
     Accrued payroll                                                           312
     Accrued interest                                                          516
     Other accrued expenses                                                    488
     Client Deposit                                                              4
     Current maturities of obligations under capital lease                     348
     Notes payable to related parties                                          723
     Current Portion - Notes payable                                           456
                                                                        ----------

          Total current liabilities                                          9,448

Commitments & contingencies

Stockholders' deficit
     Convertible Preferred Class A stock, $.001 par value;
        10,000 shares authorized, no shares issued or outstanding               -0-
     Common stock, $0.001 par value, 500,000,000 shares
        authorized, 113,022,365 shares issued and
        outstanding, respectively                                              114
     Subscribed shares                                                       1,093
     Paid-in capital                                                        31,030
     Accumulated deficit                                                   (41,213)
                                                                        ----------
          Total shareholders' deficit                                       (8,976)

                                                                        $      472
                                                                        ==========

See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

in thousand, except per share amounts                                     2005                   2004
                                                                      -----------             ----------
   Net Revenue - PEO Services                                         $       468             $      762
   Cost of Revenue                                                            436                    706
                                                                      -----------             ----------
        Gross profit, (gross billings of $2,174,850, less
        worksite Employee payroll cost of $2,142,387)                          32                     56
   Operating expenses:
        General and Administrative expense                                    270                    680
                                                                      -----------             ----------

   Loss from operations                                                      (238)                  (624)

   Non-operating income  (expenses):
        Gain on settlement of debt                                             -0-                     6
        Loss on settlement of debt                                             (2)                    -0-
        Interest expense                                                      (53)                   (34)
        Interest income                                                        -0-                    -0-
                                                                      -----------             ----------
           Total non-operating income (expense)                               (55)                   (28)

   Loss from continuing operation before income tax                          (293)                  (652)

   Provision for income tax                                                     1                     -0-
                                                                      -----------             ----------
   Net loss                                                                  (294)                  (652)
                                                                      ===========             ==========

   Basic and diluted net loss per share                                    (0.003)                (0.008)
                                                                      -----------             ----------

   Basic and diluted weighted average number
       of common stock outstanding                                    113,022,365             84,972,365
                                                                      -----------             ----------

      See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

(in thousands)                                                              2005          2004
                                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $     (294)   $     (652)
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                            3             8
         Allowance for doubtful account                                           1             5
         Options issued for services                                              7            86
         Gain in settlement of debt                                              -0-           (6)
   (Increase) / decrease in current assets:
         Accounts receivable                                                    (35)          (17)
         Other assets                                                             6           338
   Increase in current liabilities:
         Account payable and accrued expense                                    419           194
                                                                         ----------    ----------
            Total Adjustments                                                   401           608
                                                                         ----------    ----------
  Net cash provided by (used in) operating activities                           107           (44)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on note payable                                             -0-         (136)
   Proceeds from (payment on) note payable-related party                        (13)          180
                                                                         ----------    ----------
  Net cash provided by (used in) financing activities                           (13)           44

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                               94            -0-

CASH & CASH EQUIVALENTS , BEGINNING BALANCE                                     110            -0-
                                                                         ----------    ----------


CASH & CASH EQUIVALENTS , ENDING BALANCE                                 $      204    $       -0-
                                                                         ----------    ----------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                 $        3    $       18
                                                                         ----------    ----------
  Cash paid for income tax                                               $        1    $        1
                                                                         ----------    ----------

      See accompanying notes to condensed consolidated financial statements

                              GREENLAND CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 was filed on March 31, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

NOTE 2. GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $9 million and an accumulated deficit of $41 million as of March 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three month period ended March 31, 2005, as follows ($ in thousands, except per share amounts) :

      Net loss - as reported                       $  (294)
      Stock-Based employee compensation
        expense included in reported net
        income, net of tax

      Total stock-based employee
        compensation expense determined
        under fair-value-based method for all
        rewards, net of tax                            (22)
                                                   -------
      Pro forma net loss                           $  (316)
                                                   =======


      Earnings per share:
      Basic, as reported                            (0.003)
      Diluted, as reported                          (0.003)
      Basic, pro forma                              (0.003)
      Diluted, pro forma                            (0.003)

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

To conform to the net method, the Company reclassified worksite employee payroll costs of $1.7 million for the three months period ended March 31, 2005, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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

NOTE 5. PROPERTY AND EQUIPMENT

Net property and equipment at March 31, 2005 was as follows:

         (In thousands)
         Furniture & equipment under capital lease           59
         Furniture and fixture                               35
                                                          -----
                                                             94
         Accumulated depreciation & amortization
            (Including accumulated amortization of
            $46 on leased assets)                           (68)
                                                          -----
                                                          $  26
                                                          =====

Depreciation expenses, including amortization of capital lease assets, for the three months ended March 31, 2005 and 2004 were $3 thousand and $8 thousand, respectively.

NOTE 6. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at March 31, 2005 were as follows:

                                                                        (in thousands)
Note payable to a stockholder of the Company.  Secured, interest at
8%. Principal due by August 6, 2005. Interest expense as of March 31,
2005 and 2004 is $11,369 and $4,686.                                        $  534
Notes payable to a stockholder and president of the Company. Secured,
interest at 8%. Principal due at various dates through January 2005.            15
Interest expense as of March 31, 2005 and 2004 is $300 and $120.
Notes payable to a stockholder and entity owned by a president of the
Company. Secured, Interest at 8%. Principal due at various dates
through January 2005. Interest expense as of March 31, 2005 and 2004            65
is $1,302 and $0 respectively.
Notes payable to a stockholder of the Company. Secured, interest at
8%. Principal due at various dates through January 2004.
Interest expense as of March 31, 2005 and 2004 is $2,179 and $2,239.           109
                                                                            ------
                                                                            $  723
                                                                            ======

Total interest expense for Notes payable to stockholders of the Company, for the three month period ended March 31, 2005 amounted to $15,150.

NOTE 7. NOTES PAYABLE

Notes payable at March 31, 2005 were as follows:

                                                                          (in thousands)
Note payable to an unrelated party, with interest at 10%. Due through
the payment of commissions earned through March 9, 2001.                     $   320
Note payable to an unrelated party, unsecured with interest at 5.75%.
Due through the principal and interest payment March 31, 2004.
Interest expense as of March 31, 2005 and 2004 is $221 and $660
respectively.                                                                     15
Note payable related to acquisition of client services contracts from
A third party, payable without interest through May 2005.                        121
                                                                             -------
                                                                             $   456
                                                                             =======

NOTE 8. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has no convertible preferred stock outstanding through March 31, 2005.

Common Stock Issued During the Period

The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the three month period ended March 31, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (note 13).

The Company issued 2.5 million shares to retire notes payable in the amount of $50 thousand in the three months ended March 31, 2004

The Company issued 5 million shares for services for the three months ended March 31, 2004. The Company has recognized expenses for such services in the amount of $86 thousand.

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

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at March 31, 2005:

                                                       WEIGHTED AVERAGE
                                                  NUMBER OF          EXERCISE
                                                    SHARES            PRICE
                                                  ----------       ----------
                                                (In thousands)
Outstanding at December 31, 2004                      24,568       $     0.03
                                                  ----------       ----------
    Granted in 2005                                   17,950             0.02
    Exercised                                            -0-             0.00
    Expired                                              -0-             0.00
                                                  ----------       ----------
Outstanding at March 31, 2005                         42,518       $     0.02
                                                  ==========       ==========
Options exercisable at March  31, 2005                34,978       $     0.02
                                                  ==========       ==========

NOTE 9. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three month periods ended March 31, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 10. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services and salaries, in the amount of $86 thousand for the three months ended March 31, 2004 by issuing its common stock.

The Company repaid notes payable to related parties of $50 thousand in the three month period ended March 31, 2004 by the issuance of common stock.

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

NOTE 11. SEGMENTS AND MAJOR CUSTOMERS

The Company had two reportable segments consisting of (1) the sale and distribution of automatic check cashing machines (ABM) and (2) PEO services. The accounting policies of the segments were the same as those described in the summary of significant accounting policies. The Company evaluated performance based on sales, gross profit margins and operating profit before income taxes.

The Company operated in one segment in 2005.

The following is information for the Company's reportable segments for the three month ended March 31, 2004:

                                                        -------------------------------------------
                                                            ABM      PEO
         (in thousands)                                   Segment  Segment    Unallocated   Total
                                                        -------------------------------------------
         Revenue                                          $  -0-   $  762      $   -0-      $ 762
         Gross margin
                                                             -0-       56          -0-         56
         Depreciation and amortization                        5         3          -0-          8
         Interest expense                                    31         3          -0-         34
         Other, net                                          -0-     (674)         -0-        674
         Loss from continuing operations before tax         (31)     (621)         -0-       (652)

         Identifiable assets                                 43       302          -0-        345
         Capital expenditures                                -0-       -0-         -0-         -0-

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

The Company was notified by Accord of Oklahoma that it is owed fees or royalties based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $300,000. The Company attended the arbitration in February 2005 for two days.

The proceeding has been continued until June 2005. The Company has accrued the amount in the accompanying financials. Dalrada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and is also a named party in the action.

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

On or about May 2004, Management was contacted by management of Viper Networks and informed that they intended to place an "Administrative Hold" and/or take other action to prevent the sale of Viper Networks shares owned by the Company. The Company purchased shares of Viper's common stock in April 2003 and obtained a promissory note in the amount of $225,000 to be paid from proceeds of fund raising activities of Viper. Under Rule 144 of the Securities Act once shares of restricted stock is owned for at least one year it can be sold subject to certain restrictions. The Company has complied with said restrictions and is attempting to sell shares of Viper pursuant to Rule 144. The primary purpose of said sales is to meet Company obligations to the Internal Revenue Service and the EDD. The Management of Viper has refused to acknowledge the Company's right to sell said shares. Viper and their Board of Directors have been informed that the Company has earmarked the proceeds of the sale of Viper Shares to the Internal Revenue Service and the EDD. Viper's Board has also been informed that their "Administrative Hold" and/or any other action that restricts or blocks the Company's ability to sell the Viper shares places Viper at risk for liability and possible personal liability to each Director. In addition the Company has notified Vipers transfer agent, Interwest Transfer, that the Company may take legal action against the transfer agent, for what may be improper conduct by the transfer agent. Finally, the Company will seek relief from certain stock promoters including and/or funding sources, engaged by Viper's Board of Directors for among other things failure to pay the Company approximately $225,000 in connection with the promissory note that is payable from proceed from funding sources. The Company has notified the Internal Revenue Service and EDD of the situation.

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

The Company is waiting the schedule to proceed with arbitration.

On or about February 2005, two of Company's shareholders sent a draft of a legal action against the Company, its officers and directors and former officers and directors who were also officers/directors of Imaging Technologies Corporation. Management believes this threatened action is without merit. However, there is no assurance the action will not be filed and if so, the Company will defend its interest against the shareholders.. Both shareholders are officers and/or directors of Viper Networks, Inc and management believes this threatened litigation is related to the pending litigation with Viper.

On or about March 21, 2005, the Company filed an action in Superior Court of San Diego against former members of the board of directors of the Company, Owen Naccarrato, Peter Benz and Dalrada Financial Corporation (formerly Imaging Technologies Corporation: "ITEC"). Bonar, Gaer, Green and Dietrich are former members of the board of directors of the Company were also serving as board members of ITEC during 2003 and part of 2004. The action alleges Breach of Fiduciary Duty, Fraud; negligent misrepresentation, concealment and conversion. The action also alleges legal malpractice against Owen Naccarrato and conspiracy to defraud against Peter Benz. The Company seeks two million dollars in damages. At this time the Company has not served Peter Benz. Upon re-evaluating its action against Mr. Benz, the Company will not serve and will dismiss Mr. Benz from this action.

On or about March 2005, ExpertHr-Michigan, Inc , and ExpertHR, Inc, both wholly owned subsidiary of Greenland Corporation was named in an amended complaint filed by LM Insurance Corporation in United States District Court in the Northern District of Illinois (collectively, "GRLC") . The original complaint was filed by LM against SourceOne Group., Inc a/k/a and d/b/a SourceOne Group, LLC and Payroll Services of Virginia; Dalrada Financial Corporation, a/k/a and d/b/a Imaging Technologies Corporation (collectively, "Dalrada"). The action relates to activities of Dalrada in its representation of the Arena Football 2 Operating Company (AF2) and Dalrada failure to pay worker's compensation insurance premiums to LM, after receiving payments from AF2 and/or securing said coverage under false representations. GRLC was named only after "representatives of Dalrada made representations that GRLC represented teams in the AF2. GRLC has obtained counsel and filed a motion to dismiss based on the factors that GRLC
(i) does not do  business in Illinois  (ii) never  represented  teams in the AF2
(iii) received no funds from AF2 teams (iv) was not a party to any dealing with LM and/or Dalrada and/or Brian Bonar in connection with the AF2. The motion was heard. The decision will be made sometimes in June.

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

INTRODUCTION

      The  following   discussion  pertains  to  our  operations  and  financial
condition as of March 31, 2005, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

      With little or no revenue being generated form check-cashing activities, in August 2002, we signed an agreement, which closed in January 2003, to sell 60% of our total issued and outstanding shares of common stock to Imaging Technologies Corporation ("ITEC") plus warrants to purchase an additional 30% of the Company's total issued and outstanding shares of common stock. In addition four members of the ITEC Board of Directors joined the Company's Board. The Closing was in January 2003.

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

      On February 11, 2004 the Company entered into an agreement with Imaging Technologies Corporation ("ITEC") whereby, among other conditions ITEC agreed to
(i) return all but 19,183,390 shares of the Company common stock received in connection with their purchase of the Company stock on January 2003 (including shares received in connection with exercise of warrants) and (ii) cause all members of the Company board of directors who also serve on ITEC board to resign from the Company's board; Brian Bonar, Eric Gaer, Richard Green and Robert Dietrich. As a result of this transaction ITEC was no longer the controlling shareholder nor does ITEC board members control the Company Board of Directors. During the period that ITEC controlled the Company, management had significant disagreements with ITEC over use of funds, including up-streaming of approximately $1,400,000, accounting policies and failure to pay taxes and conflicts of interest by ITEC Board members and legal counsel selected by ITEC.

      During, 2004 and as of the first quarter of 2005, the Company's business operations, was the PEO business with no activity from any check cashing activities. The Company initially believed that certain PEO customers may have an interest in purchasing the MaxCash ABM but results in to date do not reflect success.

      Our current strategy is: (1) to expand our PEO business through the use of our sales force and strategic acquisitions and (2) add various collateral services to the PEO services.

      The Company, as stated in its 10K-SB for period ended December 31, 2004, will no longer pursue it's check cashing operations in 2005.

      We continue to provide, through our wholly-owned subsidiary ExpertHR-Michigan, comprehensive personnel management services. We provide a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

      The control by ITEC resulted in the Company facing many serious problems in 2004 and into 2005 including, loss of the Oklahoma business in November 2003, tax liabilities with the Internal Revenue Service and the EDD and loss of significant cash and resulting inability to pay obligations of the Company. The Company has initiated action to address these problems (see" Legal Matters").

      On February 13, 2004 the Company entered into a transaction with ePEO, Link, Inc., an Idaho based PEO, to acquire their client base of approximately $33,000,000 and assume certain liabilities. In February the Department of Insurance of the State of Idaho ("DOI") issued a temporary restraining order against ePEO to prohibit the sale or transfer of any assets. The Company withdrew its offer to purchase and is awaiting a decision from the Department of Insurance of the State of Idaho regarding the transaction. The Company is presently in discussions with the DOI and ePEO and although there can be no assurances that a transaction will be completed and if so, on what terms or conditions. The Company is optimistic that the transaction will be completed.

      Accordingly, the Company continues to recover from the control by ITEC and is taking steps to correct the past problems but is confronted with significant issues. Based on these events, year-to-year or quarter to quarter financial comparisons may be of limited usefulness now and for the next several periods due to changes in our business as these changes relate to potential acquisitions of new businesses and changes in products and services.

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

      Presently, the Company owns shares of common stock of Viper Networks Inc. Although all or a majority of funds (depending on proceeds received) are set aside for payment of taxes, the Company anticipates a certain availability of funds to assist in the Company's on-going operation. However, they may be certain difficulties regarding the sale of said shares (See "Legal Matters").

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

Professional Employer Organization

      We provide, through our wholly-owned ExpertHR-Michigan subsidiary, comprehensive personnel management services. We provide a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, and employer liability management to small and medium-sized businesses.

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

      We have invested capital, time, and effort in the development and evolution of our back-office, risk management and transaction support software systems. Due to shortages of working capital and litigation with a key supplier, we altered our plans for ongoing development, production, and marketing of the MAXcash ABM system. We initially believed that there was a further opportunity to market the MAXcash ABM kiosk through PEO customers of our ExpertHR subsidiary; and to clients of other PEO companies in order to provide check cashing and other automated banking services to employees.

      However, such strategy has not proved successful and as stated in our 10K-Sb for period ended December 31, 2004, the Company does not intend to market the MaxCash ABM and anticipates no revenue stream from the MaxCash ABM.

RESULTS OF OPERATIONS

Gross Billing

      We had total gross billing of $2.2 million and $3.6 million from our PEO business for the three month ended March 31, 2005 and 2004. The Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Matters). The Company has made an aggressive effort to contact all clients and initiate a strong customer service department to address this problem. Gross revenue include wages $1.7 million, taxes $204 thousand, workers' compensation $131 thousand, administrative fees $60 thousand and other $73 thousand.

      The Company's sales operations related to check cashing was suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software.

Worksite Employee Payroll Cost

      The Company incurred total costs of PEO services of $2.1 million and $3.6 million for the three month ended March 31, 2005 and 2004. The decrease in cost is directly related to loss of clients for the reasons set forth above. Cost of PEO services included: wages $1.7 million, taxes $197 thousand, workers' compensation $139 thousand and other $97 thousand.

      Cost of goods sold in the prior year periods, associated with check cashing operations, was $0, which was associated with the since-suspended operations related to transaction processing.

Operating Expenses

      Selling, general and administrative expenses have consisted primarily of salaries and related costs for general corporate functions, including accounting, facilities, legal and fees for professional services. Selling, general and administrative expenses for the three months ended March 31, 2005 and 2004 were $270 thousand and $680 thousand, respectively. The decrease of $410 thousand (60%) due to reduction in various expenses which include but not limited to rent, consulting and salary. The Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.

      There were no research and development costs for the years ended December 31, 2005 and 2004, respectively.

Other Expense

      Net other income was $(55) thousand for the three month period ended March 31, 2005. Net other expenses were $(28) thousand for the year-earlier period. The difference is due to increase in interest expense.

Net Loss

      The net loss for the three months ended March 31, 2005 was $294 thousand compared to a net loss of $652 thousand for comparative period in 2004, a decrease of $358 thousand, or 55%. The Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Matters). The Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. To date, we have not been able to support our operations from revenues through sales of products or services.

      At March 31, 2005, we had a working capital deficit of $9 million compared with a working capital deficit of $8.7 million at December 31, 2004. The increase in working capital of $300 thousand, or 3% resulted primarily from an increase in PEO payroll tax and other payroll deductions.

      Stockholders' deficit increased for the three months ended March 31, 2005 from the previous fiscal year by $286 thousand, due primarily to the $294 thousand comprehensive loss which was offset by an increase in additional paid in capital.

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

      The  Company was  notified  by Accord of Oklahoma  that it is owed fees or royalties based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $300,000. The Company attended the arbitration in February 2005 for two days. The proceeding has been continued until June 2005. The Company has accrued the amount in the accompanying financials. Dalrada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and is also a named party in the action.

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

      On or about May 2004, Management was contacted by management of Viper Networks and informed that they intended to place an "Administrative Hold" and/or take other action to prevent the sale of Viper Networks shares owned by the Company. The Company purchased shares of Viper's common stock in April 2003 and obtained a promissory note in the amount of $225,000 to be paid from proceeds of fund raising activities of Viper. Under Rule 144 of the Securities Act once shares of restricted stock is owned for at least one year it can be sold subject to certain restrictions. The Company has complied with said restrictions and is attempting to sell shares of Viper pursuant to Rule 144. The primary purpose of said sales is to meet Company obligations to the Internal Revenue Service and the EDD. The Management of Viper has refused to acknowledge the Company's right to sell said shares. Viper and their Board of Directors have been informed that the Company has earmarked the proceeds of the sale of Viper Shares to the Internal Revenue Service and the EDD. Viper's Board has also been informed that their "Administrative Hold" and/or any other action that restricts or blocks the Company's ability to sell the Viper shares places Viper at risk for liability and possible personal liability to each Director. In addition the Company has notified Vipers transfer agent, Interwest Transfer, that the Company may take legal action against the transfer agent, for what may be improper conduct by the transfer agent. Finally, the Company will seek relief from certain stock promoters including and/or funding sources, engaged by Viper's Board of Directors for among other things failure to pay the Company approximately $225,000 in connection with the promissory note that is payable from proceed from funding sources. The Company has notified the Internal Revenue Service and EDD of the situation.

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

      The Company is waiting the schedule to proceed with arbitration.

      On or about February 2005, two Greenland shareholders, Jason Sunstein and John Castiglione, sent a draft of a legal action against Greenland, its officers and directors and former officers and directors of Greenland who were also officers/directors of Imaging Technologies Corporation. Management believes this threatened action is without merit. However, there is no assurance the action will not be filed and if so, the Company will defend its interest against Mr. Sunstein and Mr. Castiglione. Both Mr. Sunstein and Mr. Castiglione are officers and/or directors of Viper Networks, Inc and management believes this threatened litigation is related to the pending litigation with Viper.

      On or about March 21, 2005, the Company filed an action in Superior Court of San Diego against, Brian Bonar, Eric Gaer, Richard Green, Robert Dietrich, Owen Naaccarrato, Peter Benz and Dalrada Financial Corporation (formerly Imaging Technologies Corporation: "ITEC"). Bonar, Gaer, Green and Dietrich are former members of the board of directors of the Company were also serving as board members of ITEC during 2003 and part of 2004. The action alleges Breach of Fiduciary Duty, Fraud; negligent misrepresentation, concealment and conversion. The action also alleges legal malpractice against Owen Naccarrato and conspiracy to defraud against Peter Benz. The Company seeks two million dollars in damages. At this time the Company has not served Peter Benz. Upon re-evaluating its action against Mr. Benz, the Company will not serve and will dismiss Mr. Benz from this action.

      On or about March 2005, ExpertHr-Michigan, Inc , and ExpertHR, Inc, both wholly owned subsidiary of Greenland Corporation was named in an amended complaint filed by LM Insurance Corporation in United States District Court in the Northern District of Illinois (collectively, "GRLC") . The original complaint was filed by LM against SourceOne Group., Inc a/k/a and d/b/a SourceOne Group, LLC and Payroll Services of Virginia; Dalrada Financial Corporation, a/k/a and d/b/a Imaging Technologies Corporation (collectively, "Dalrada"). The action relates to activities of Dalrada in its representation of the Arena Football 2 Operating Company (AF2) and Dalrada failure to pay worker's compensation insurance premiums to LM, after receiving payments from AF2 and/or securing said coverage under false representations. GRLC was named only after "representatives of Dalrada made representations that GRLC represented teams in the AF2. GRLC has obtained counsel and filed a motion to dismiss based on the factors that GRLC (i) does not do business in Illinois (ii) never represented teams in the AF2 (iii) received no funds from AF2 teams (iv) was not a party to any dealing with LM and/or Dalrada and/or Brian Bonar in connection with the AF2. The Motion was heard. The decision will be made sometimes in June.

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

ITEM 2 - CHANGES IN SECURITIES

      The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the three month period ended March 31, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (note 13).

      The Company issued 2.5 million shares to retire notes payable in the amount of $50 thousand for the three months ended March 31, 2004 .

      The Company issued 5 million shares for services for the three months ended March 31, 2004. The Company has recognized expenses for such services in the amount of $86 thousand in 2004.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      99.1  -Certification  of the Chief Executive Officer Pursuant to 18 U.S.C.
            Section   1350,   as  Adopted   Pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002

      99.2 -Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 2005              By: /s/ Thomas J. Beener
                                Thomas J. Beener
                                CEO, President


Date: May 11, 2005              By: /s/ Thomas Beener
                                Thomas Beener
                                Chief Accounting Officer