Form 10QSB
period 2005-06-30
GREENLAND CORP
filed 2005-08-09
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
               113,022,365 SHARES OUTSTANDING AS OF AUGUST 9, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Traditional Small Business Disclosure Format (check one): |X|YES   NO

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

Part I.       Financial Information

Item 1.       Financial Statements (unaudited)

              Consolidated balance sheet as of June 30, 2005 (unaudited)

              Consolidated statements of operations for the three month periods ended June 30, 2005 and 2004 (unaudited)

              Consolidated statements of operations for the six month periods ended June 30, 2005 and 2004 (unaudited)

              Consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004 (unaudited)

              Notes to (unaudited) consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Part II.      Other Information

Item 1.       Legal Matters

Item 6.       Exhibits and Reports on Form 8-K

              Signatures

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (unaudited)

(in thousands, except share amounts)


ASSETS

Current assets
     Cash and cash equivalents                                         $    109
     Account Receivable, net of allowance for bad debts of $443             229
                                                                       ---------
          Total current assets                                              338

Property and equipment, net                                                  23
Deposits                                                                      3
                                                                       ---------

                                                                       $    364
                                                                       =========

 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                  $  1,034
     PEO payroll taxes and other payroll deductions                       5,870
     Accrued payroll                                                        312
     Accrued interest                                                       568
     Other accrued expenses                                                 701
     Client Deposit                                                           4
     Current maturities of obligations under capital lease                  348
     Notes payable to related parties                                       709
     Current Portion - Notes payable                                        456
                                                                       ---------
          Total current liabilities                                      10,002

Commitments & contingencies                                                 -0-


Stockholders' deficit
     Convertible Preferred Class A stock, $.001 par value;
        10,000 shares authorized, no shares issued or outstanding           -0-
     Common stock, $0.001 par value, 500,000,000 shares
        authorized, 113,022,365 shares issued and
        outstanding, respectively                                           114
     Subscribed shares                                                      946
     Paid-in capital                                                     31,030
     Accumulated deficit                                                (41,728)
                                                                       ---------
          Total shareholders' deficit                                    (9,638)

                                                                       $    364
                                                                       =========

See accompanying notes to condensed unaudited consolidated financial statements


                                             GREENLAND CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                                  (UNAUDITED)


in thousand, except per share amounts                                    2005             2004
                                                                         ----             ----
Net Revenue - PEO Services                                         $         404       $         577
Cost of Revenue                                                              266                 548
                                                                   --------------      --------------
     Gross profit, (gross billings of $2,071,709 less
     worksite Employee payroll cost of $1,933,723)                           138                  29
Operating expenses:
     General and Administrative expense                                      529                 327
                                                                   --------------      --------------

Loss from operations                                                        (391)               (298)

Non-operating income  (expenses):
     Gain on settlement of debt                                              -0-                  45
     Litigation expense                                                      (67)                -0-
     Interest expense                                                        (56)                (36)
                                                                   --------------      --------------

        Total non-operating income (expense)                                (123)                  9

Loss from continuing operation before income tax                            (514)               (289)

Provision for income tax                                                     -0-                 -0-
                                                                   --------------      --------------
Loss from continuing operations                                             (514)               (289)

Discontinued operations
Loss from discontinued operations                                            -0-                 (31)
                                                                   --------------      --------------

Net loss                                                                    (514)               (320)
                                                                   ==============      ==============
Basic and diluted weighted average number
     Of common stock outstanding                                     113,022,365          99,055,332
                                                                   ==============      ==============

Basic and diluted loss per share from continuing operation:        $      (0.005)      $      (0.003)
                                                                   ==============      ==============
Basic and diluted loss per share from discontinued operation:      $      (0.000)      $      (0.000)
                                                                   ==============      ==============
Basic and diluted net loss per share:                              $      (0.005)      $      (0.003)
                                                                   ==============      ==============


                 See accompanying notes to condensed unaudited consolidated financial statements


                              GREENLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


In thousand, except per share amounts                                   2005               2004
                                                                        ----               ----
Net Revenue - PEO Services                                         $         872       $       1,339
Cost of Revenue                                                              702               1,254
                                                                   --------------      --------------
     Gross profit, (gross billings of $4,246,559 less
     worksite Employee payroll cost of $4,076,110)                           170                  85
Operating expenses:
     General and Administrative expense                                      800               1,007
                                                                   --------------      --------------

Loss from operations                                                        (630)               (922)

Non-operating income  (expenses):
     Gain on settlement of debt                                              -0-                  51
     Loss  on settlement of debt                                              (2)                -0-
     Interest expense                                                       (108)                (71)
     Litigation Expense                                                      (67)                -0-
                                                                   --------------      --------------
       Total non-operating income (expense)                                 (177)                (20)

Loss from continuing operation before income tax                            (807)               (942)

Provision for income tax                                                       1                 -0-
                                                                   --------------      --------------
Loss from continuing operations                                             (808)               (942)

Discontinued operations
Loss from discontinued operations                                            -0-                 (31)
                                                                   --------------      --------------

Net loss                                                           $        (808)      $        (973)
                                                                   ==============      ==============
Basic and diluted weighted average number
     of common stock outstanding                                     113,022,365          91,500,387
                                                                   ==============      ==============
Basic and diluted loss per share from continuing operation:        $      (0.007)      $      (0.010)
                                                                   ==============      ==============
Basic and diluted loss per share from discontinued operation:      $      (0.000)      $      (0.000)
                                                                   ==============      ==============
Basic and diluted net loss per share:                              $      (0.007)      $      (0.010)
                                                                   ==============      ==============


               See accompanying notes to condensed unaudited consolidated financial statements

                                        GREENLAND CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                             (UNAUDITED)


(in thousands)                                                               2005        2004
                                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(808)      $(973)
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                          7          10
         Allowance for doubtful account                                         1           5
         Options granted for services                                           7          50
         Stock issued for legal services                                      -0-          15
         Gain on settlement of debt                                           -0-         (51)
         Loss on disposal of assets                                           -0-          31
   (Increase) / decrease in current assets:
         Accounts receivable                                                  (23)         13
         Other assets                                                           6         342
   Increase in current liabilities:
         Account payable and accrued expense                                  835         198
                                                                            ------      ------
            Total Adjustments                                                 833         613
                                                                            ------      ------
  Net cash provided by (used in) operating activities                          25        (360)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on note payable                                          -0-        (136)
   Proceeds from (payment on) note payable-related party                      (26)        496
                                                                            ------      ------
  Net cash provided by (used in) financing activities                         (26)        360

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                             (1)        -0-

CASH & CASH EQUIVALENTS , BEGINNING BALANCE                                   110         -0-
                                                                            ------      ------

CASH & CASH EQUIVALENTS , ENDING BALANCE                                    $ 109       $ -0-
                                                                            ------      ------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                    $   7       $  21
                                                                            ------      ------
  Cash paid for income tax                                                  $   3       $   1
                                                                            ------      ------

             See accompanying notes to condensed unaudited consolidated financial statements

                              GREENLAND CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 was filed on March 31, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

NOTE 2.  GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $9.6 million and an accumulated deficit of $42 million as of June 30, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE 3.  RECENT PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company believes that SFAS 151 will not have any impact on the Company's overall results of operations or financial position.

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

In compliance with FAS No. 148 the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the six month period ended June 30, 2005, as follows ($ in thousands, except per share amounts):


Net loss - as reported                       $   (808)
Stock-Based employee compensation
  expense included in reported net
  income, net of tax

Total stock-based employee
  compensation expense determined
  under fair-value-based method for all
  rewards, net of tax                             (22)
                                             ---------
Pro forma net loss                           $   (830)
                                             =========



       Earnings per share:
       Basic, as reported                      (0.007)
       Diluted, as reported                    (0.007)
       Basic, pro forma                        (0.007)
       Diluted, pro forma                      (0.007)


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

To conform to the net method, the Company reclassified worksite employee payroll costs of $3.4 million for the six months period ended June 30, 2005, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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

NOTE 5.  ACCRUED PAYROLL

Accrued payroll as at June 30, 2005 was as follows:



         (In thousands)
          Accrued payroll                                  $188
          Accrued payroll tax                               124
                                                           ----
                                                           $312
                                                           ====

Accrued payroll includes payroll for an officer of the Company for 2001 and 2002. Accrued payroll tax includes the unpaid payroll tax & 401K employer contribution for the years 2000, 2001 and 2002.

NOTE 6.  OTHER ACCRUED EXPENSES

Other accrued expenses as at June 30, 2005 were as follows:



         (In thousands)
         Kazarian lease termination                        $275
         Columbus lease termination                          65
         NKS settlement                                     100
         Litigation accrual                                 214
         Others                                              47
                                                           -----
                                                           $701
                                                           =====

The Kazarian lease termination is the unpaid balance on the office vacated in December 2001. The Columbus lease termination is the unpaid balance of the lease of office vacated in December 2002. The NKS settlement is the accrual for the court settlement with a customer for the MAXcash machine. The litigation accrual is the accrual for a suit filed for the company's default of its obligations under a subscription agreement.

NOTE 7.  PROPERTY AND EQUIPMENT

Net property and equipment at June 30, 2005 was as follows:


         (In thousands)
         Furniture & equipment under capital lease           59
         Furniture and fixture                               35
                                                            ----
                                                             94
         Accumulated depreciation & amortization
            (Including accumulated amortization of
            $48 on leased assets)                           (71)
                                                            ----
                                                            $23
                                                            ====

Depreciation expenses, including amortization of capital lease assets, for the six months ended June 30, 2005 and 2004 were $7 thousand and $14 thousand, respectively.

NOTE 8.  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2005 were as follows:

                                                                                  (in thousands)
         Note payable to a stockholder of the Company.  Secured, interest at
         8%. Principal due by August 6, 2005. Interest expense for the three
         month period ending June 30, 2005 and 2004 is $10,524 and $10,013.          $  520
         Notes payable to a stockholder and president of the Company. Secured, interest at 8%. Principal due at various dates through January 2005.
         Interest expense for the three month period ending June 30, 2005 and
         2004 is $303 and $433.                                                          15
         Notes payable to a stockholder and entity owned by a president of the
         Company. Secured, Interest at 8%. Principal due at various dates through January 2005. Interest expense for the three month period
         ending June 30, 2005 and 2004 is $1,316 and $710 respectively.                  65
         Notes payable to a stockholder of the Company. Secured, interest at
         8%. Principal due at various dates through January 2004.
         Interest expense for the three month period ending June 30, 2005 and
         2004 is $2,204 and $2,215.                                                     109
                                                                                     ------
                                                                                     $  709
                                                                                     ======

Total interest expense for Notes payable to stockholders of the Company, for the six month period ended June 30, 2005 amounted to $29,497. The company is in default in the payment of notes.

NOTE 9.       NOTES PAYABLE

Notes payable at June 30, 2005 were as follows:

                                                                               (in thousands)
         Note payable to an unrelated party, with interest at 10%. Due through
         the payment of commissions earned through March 9, 2001.                    $  320
         Note payable to an unrelated party, unsecured with interest at 5.75%.
         Due through the principal and interest payment March 31, 2004.
         Interest expense for the three month period ending June 30, 2005 and
         2004 is $221and $215 respectively.                                              15
         Note payable related to acquisition of client services contracts from
         A third party, payable without interest through May 2005.                      121
                                                                                     ------
                                                                                     $  456
                                                                                     ======

The company is in default in the payment of notes.

NOTE 10.      STOCKHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has no convertible preferred stock outstanding through June 30, 2005.

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

The Company issued 7.5 million shares to retire notes payable in the amount of $68 thousand in the six months ended June 30, 2004

The Company issued 9.5 million shares for services for the six months ended June 30, 2004. The Company has recognized expenses for such services in the amount of $49 thousand.

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

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at June 30, 2005:


                                                  WEIGHTED AVERAGE
                                                NUMBER OF       EXERCISE
                                                   SHARES          PRICE
                                                   ------          -----
                                           (IN THOUSANDS)
Outstanding at December 31, 2004                   24,568    $      0.03
                                                 --------    -----------
    Granted in 2005                                17,950           0.02
    Exercised                                         -0-           0.00
    Expired                                           -0-           0.00
                                                 --------    -----------
Outstanding at June 30, 2005                       42,518   $       0.02
                                                 ========   ============
Options exercisable at June  30, 2005              39,467   $       0.02
                                                 ========   ============

NOTE 11. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the six month periods ended June 30, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 12. INTEREST AND PENALTIES ON UNPAID TAXES

The company has been delinquent in paying taxes. The general and administrative expenses include approximately $275,000 for the interest and penalties accrued on the taxes payable.

NOTE 13. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company paid for services and salaries, in the amount of $49 thousand for the six months ended June 30, 2004 by issuing its common stock.

The Company repaid notes payable to related parties of $67 thousand in the six month period ended June 30, 2004 by the issuance of common stock.

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

NOTE 14. SEGMENTS AND MAJOR CUSTOMERS

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

The following is information for the Company's reportable segments for the six month ended June 30, 2004:

                                                        ------------------------------------------------
         (in thousands)                                      ABM        PEO
                                                           Segment     Segment Unallocated    Total
                                                        ------------------------------------------------
                                                        ------------------------------------------------
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

The Company was notified by Accord of Oklahoma that it is owed fees or royalties based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $300,000. The Company attended the arbitration in February 2005 for two days. The proceeding was continued until June 21, 2005 at which time the arbitration was completed. The arbitrator has requested that each party file a brief and then each party may reply to the other's brief. The briefs and replies are due in August. The Company has accrued the amount in the accompanying financials. Dalrada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and is also a named party in the action.

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

Viper then sought, ex parte, to stay the court's order pending some form of an appeal by Viper. A hearing was held on July 19, 2004, and the court denied Viper's request. In October 2004, the Court sent all matters before the San Diego Court to Arbitration. Presently the court proceedings are stayed pending arbitration. The Arbitration proceeding is pending with a hearing scheduled for September 2005.

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

The arbitration hearing has been scheduled for September 2005. The actions pending in San Diego Court and Salt Lake City court are presently stayed pending the arbitration.

On or about February 2005, two of Company's shareholders, Jason Sunstein and John Castogoinle, both Directotrs of Viper Networks, Inc., sent a draft of a legal action against the Company, its officers and directors and former officers and directors who were also officers/directors of Imaging Technologies Corporation. Management believes this threatened action is without merit. However, there is no assurance the action will not be filed and if so, the Company will defend its interest against the shareholders. Both shareholders are officers and/or directors of Viper Networks, Inc and management believes this threatened litigation is related to the pending litigation with Viper.

In March 2005, the Company filed a lawsuit in the Superior Court of San Diego against Dalrada Financial Corporation (formerly Imaging Technologies Corporation) and its current and former directors Brian Bonar, Eric Gaer, Richard Green, and Robert Dietrich. Bonar, Gaer, Green and Dietrich are all former members of the Company's board of directors. The complaint also names the Company's former Chief Financial Officer, James Downey, as a defendant. The complaint alleges that Dalrada and these defendants conspired with each other to misappropriate Greenland's assets for themselves. The complaint also names the Company's former attorney, Owen Naccarato, as a defendant and alleges he accepted shares of the Company's stock without paying for them and failed to disclose to the Company his prior relationship with the other defendants or that the other defendants were misappropriating the Company's assets. The Company seeks over $2 million in damages.

All of the above defendants filed legal challenges to the Company's complaint. On July 18, 2005, Judge Jeffrey Barton ruled that the Company had stated legally sufficient claims against all defendants. The Court also scheduled a hearing for September in order to set a trial date. Management feels strongly in the merits of its case.

On or about March 2005, ExpertHr-Michigan, Inc , and ExpertHR, Inc, both wholly owned subsidiary of Greenland Corporation was named in an amended complaint filed by LM Insurance Corporation in United States District Court in the Northern District of Illinois (collectively, "GRLC"). The original complaint was filed by LM against SourceOne Group., Inc a/k/a and d/b/a SourceOne Group, LLC and Payroll Services of Virginia; Dalrada Financial Corporation, a/k/a and d/b/a Imaging Technologies Corporation (collectively, "Dalrada"). The action relates to activities of Dalrada in its representation of the Arena Football 2 Operating Company (AF2) and Dalrada failure to pay worker's compensation insurance premiums to LM, after receiving payments from AF2 and/or securing said coverage under false representations. GRLC was named only after "representatives of Dalrada made representations that GRLC represented teams in the AF2. GRLC has obtained counsel and filed a motion to dismiss based on the factors that GRLC
(i) does not do business in Illinois (ii) never represented teams in the AF2
(iii) received no funds from AF2 teams (iv) was not a party to any dealing with LM and/or Dalrada and/or Brian Bonar in connection with the AF2. The motion was heard. The Company is waiting the courts ruling on its motion to dismiss.

On or about June 15, 2005 Alpha Capital Aktiengesellschaft ("ACA") filed in Supreme Court of the State of New York County of New York, an action to recover $173,000 plus interest in connection with and investment by ACA in 2003, arranged by Brian Bonar and Dalrada. A hearing was scheduled for July 27, 2005. At this time the court has not issued a decision. The Company has included the amount together with the interest in accrued expenses and excluded the amount from the subscribed shares.

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

INTRODUCTION

         The following discussion pertains to our operations and financial condition as of June 30, 2005, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

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

         During, 2004 and in 2005, the Company's business operations, was the PEO business with no activity from any check cashing activities. The Company initially believed that certain PEO customers may have an interest in purchasing the MaxCash ABM but results in to date do not reflect success.

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

RESULTS OF OPERATIONS

Gross Billing

         We had total gross billing of $4.2 million and $6.6 million from our PEO business for the six month ended June 30, 2005 and 2004. Gross revenue include wages $3.3 million, taxes $354 thousand, workers' compensation $243 thousand, administrative fees $128 thousand and other $146 thousand.

         Total gross billing of $2 million and $2.9 million for the three-month period ended June 30, 2005 and 2004, respectively; a decrease of $872 thousand (42%). The Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Matters). The Company has made an aggressive effort to contact all clients and initiate a strong customer service department to address this problem.

         The Company's sales operations related to check cashing was suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software.

Worksite Employee Payroll Cost

         The Company incurred total costs of PEO services of $4 million and $6.6 million for the six month ended June 30, 2005 and 2004. Cost of PEO services included: wages $3.3 million, taxes $342 thousand, workers' compensation $180 thousand and other $177 thousand.

         Cost of PEO services for the three month period ended June 30, 2005 and 2004 were $1.9 million and $2.9 million, respectively. The decrease in cost is directly related to loss of clients for the reasons set forth above.

         Cost of goods sold in the prior year periods, associated with check cashing operations, was $0, which was associated with the since-suspended operations related to transaction processing.

Operating Expenses

         Selling, general and administrative expenses for the six months ended June 30, 2005 and 2004 were $800 thousand and $1 million, respectively. The decrease of $207 thousand due to reduction in various expenses which include but not limited to rent, consulting and salary. The Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.

           Selling, general and administrative expenses for the three months ended June 30, 2005 and 2004 were $529 thousand and $327 thousand, respectively. The increase of $202 thousand was due to accrual of interest and penalty on payroll tax. The Company believes that as clients are added that operating expenses will not increase significantly. The Company has centralized operations in California and feels that it is positioned to add clients without adding personnel. Accordingly, the Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.

         There were no research and development costs for the years ended December 31, 2005 and 2004, respectively.

Other Expense

         Net other expense was $(177) thousand for the six month period ended June 30, 2005. Net other expenses were $(20) thousand for the year-earlier period. Net other expense was $(123) thousand for the three month period ended June 30, 2005. Net other expenses were $9 thousand for the year-earlier period. The difference is due to increase in interest expense and accrual of litigation expense.

Net Loss

         The net loss for the six months ended June 30, 2005 was $808 thousand compared to a net loss of $973 thousand for comparative period in 2004, a decrease of $165 thousand, or 17%. The net loss for the three months ended June 30, 2005 was $514 thousand compared to a net loss of $320 thousand for comparative period in 2004, an increase of $194 thousand due to accrued interest and penalty on payroll tax. The Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Matters). The Company is on the path to add approximately 500-600 clients thereby placing the Company in a break even and/or cash flow position.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. To date, we have not been able to support our operations from revenues through sales of products or services.

         At June 30, 2005, we had a working capital deficit of $9.6 million compared with a working capital deficit of $8.7 million at December 31, 2004. The increase in working capital of $938 thousand, or 11% resulted primarily from an increase in PEO payroll tax and other payroll deductions.

         Stockholders' deficit increased for the six months ended June 30, 2005 from the previous fiscal year by $948 thousand, due primarily to the $808 thousand comprehensive loss which was offset by an increase in additional paid in capital.

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

         The Company was notified by Accord of Oklahoma that it is owed fees or royalties based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $300,000. The Company attended the arbitration in February 2005 for two days. The proceeding was continued until June 2005 at which time the arbitration was completed. The arbitrator has requested that each party file a brief and then each party file a reply to the other's brief. The briefs and the replies are due in August. The Company has accrued the amount in the accompanying financials. Dalrada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and is also a named party in the action.

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

         Viper then sought, ex parte, to stay the court's order pending some form of an appeal by Viper. A hearing was held on July 19, 2004, and the court denied Viper's request. In October 2004, the Court sent all matters before the San Diego Court to Arbitration. Presently the court proceedings are stayed pending arbitration. The Arbitration proceeding is pending with a hearing scheduled for September 2005.

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

         The arbitration hearing is scheduled for September 2005. The actions in the San Diego Court and the Salt Lake City court are presently stayed pending arbitration.

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

         In March 2005, the Company filed a lawsuit in the Superior Court of San Diego against Dalrada Financial Corporation (formerly Imaging Technologies Corporation) and its current and former directors Brian Bonar, Eric Gaer, Richard Green, and Robert Dietrich. Bonar, Gaer, Green and Dietrich are all former members of the Company's board of directors. The complaint also names the Company's former Chief Financial Officer, James Downey, as a defendant. The complaint alleges that Dalrada and these defendants conspired with each other to misappropriate Greenland's assets for themselves. The complaint also names the Company's former attorney, Owen Naccarato, as a defendant and alleges he accepted shares of the Company's stock without paying for them and failed to disclose to the Company his prior relationship with the other defendants or that the other defendants were misappropriating the Company's assets. The Company seeks over $2 million in damages.

         All of the above defendants filed legal challenges to the Company's complaint. On July 18, 2005, Judge Jeffrey Barton ruled that the Company had stated legally sufficient claims against all defendants. The Court also scheduled a hearing for September in order to set a trial date. Management feels strongly in the merits of its case.

         On or about March 2005, ExpertHr-Michigan, Inc , and ExpertHR, Inc, both wholly owned subsidiary of Greenland Corporation was named in an amended complaint filed by LM Insurance Corporation in United States District Court in the Northern District of Illinois (collectively, "GRLC") . The original complaint was filed by LM against SourceOne Group., Inc a/k/a and d/b/a SourceOne Group, LLC and Payroll Services of Virginia; Dalrada Financial Corporation, a/k/a and d/b/a Imaging Technologies Corporation (collectively, "Dalrada"). The action relates to activities of Dalrada in its representation of the Arena Football 2 Operating Company (AF2) and Dalrada failure to pay worker's compensation insurance premiums to LM, after receiving payments from AF2 and/or securing said coverage under false representations. GRLC was named only after "representatives of Dalrada made representations that GRLC represented teams in the AF2. GRLC has obtained counsel and filed a motion to dismiss based on the factors that GRLC (i) does not do business in Illinois (ii) never represented teams in the AF2 (iii) received no funds from AF2 teams (iv) was not a party to any dealing with LM and/or Dalrada and/or Brian Bonar in connection with the AF2. The Motion was heard. The Company is waiting the courts ruling on its motion to dismiss.

         On or about June 15, 2005 Alpha Capital Aktiengesellschaft ("ACA") filed in Supreme Court of the State of New York County of New York, an action to recover $173,000 plus interest in connection with and investment by ACA in 2003, arranged by Brian Bonar and Dalrada. A hearing was scheduled for July 27, 2005. At this time the court has not issued a decision. The Company has included the amount together with the interest in accrued expenses and excluded the amount from the subscribed shares.

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

         The Company issued 7.5 million shares to retire notes payable in the amount of $68 thousand for the six months ended June 30, 2004 .

         The Company issued 9.5 million shares for services for the six months ended June 30, 2004. The Company has recognized expenses for such services in the amount of $49 thousand in 2004.

         The Company issued 5 million shares of common stock for unpaid salary totaling $57 thousand in the period ended June 30, 2004.

         The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock in the period ended June 30, 2004.

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



Date: August 9, 2005            By: /s/ Thomas J. Beener
                                    ---------------------------
                                Thomas J. Beener
                                CEO, President



Date: August 9, 2005            By: /s/ Thomas Beener
                                    ---------------------------
                                Thomas Beener
                                Chief Accounting Officer