Form 10QSB
period 2005-09-30
GREENLAND CORP
filed 2005-11-09
CIK 852127

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                      CLASS A COMMON STOCK $0.001 PAR VALUE
              113,022,365 SHARES OUTSTANDING AS OF NOVEMBER 9, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Traditional Small Business Disclosure Format (check one): [X] YES   [ ] NO

                              GREENLAND CORPORATION
                              REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

Part I.           Financial Information

Item 1.           Financial Statements (unaudited)

                  Consolidated balance sheet as of September 30, 2005
                  (unaudited)

                  Consolidated statements of operations for the three month periods ended September 30, 2005 and 2004 (unaudited)

                  Consolidated statements of operations for the nine month periods ended September 30, 2005 and 2004 (unaudited)

                  Consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004 (unaudited)

                  Notes to (unaudited) consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

Part II.          Other Information

Item 1.           Legal Matters

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                              GREENLAND CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (unaudited)


(in thousands, except share amounts)


ASSETS

Current assets
     Cash and cash equivalents                                         $     58
     Account Receivable, net of allowance for bad debts of $443             203
     Other current assets                                                     3
                                                                       ---------
          Total current assets                                              264

Property and equipment, net                                                  19
Deposits                                                                      3
                                                                       ---------
                                                                       $    286
                                                                       ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                  $  1,055
     PEO payroll taxes and other payroll deductions                       6,038
     Accrued payroll                                                        312
     Accrued interest                                                       561
     Other accrued expenses                                                 724
     Client Deposit                                                           4
     Current maturities of obligations under capital lease                  292
     Notes payable to related parties                                       697
     Current Portion - Notes payable                                        456
                                                                       ---------
          Total current liabilities                                      10,139

Commitments & contingencies                                                 -0-


Stockholders' deficit
     Convertible Preferred Class A stock, $.001 par value;
        10,000 shares authorized, no shares issued or outstanding           -0-
     Common stock, $0.001 par value, 500,000,000 shares
        authorized, 113,022,365 shares issued and
        outstanding, respectively                                           114
     Subscribed shares                                                      946
     Paid-in capital                                                     31,030
     Accumulated deficit                                                (41,943)
                                                                       ---------
          Total shareholders' deficit                                    (9,853)
                                                                       ---------

                                                                       $    286
                                                                       =========

See accompanying notes to condensed unaudited consolidated financial statements


                                             GREENLAND CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                                  (UNAUDITED)


(in thousand, except per share amounts)                                     2005                2004
---------------------------------------                                     ----                ----
Net Revenue - PEO Services                                         $         357       $         561
Cost of Revenue                                                              334                 516
                                                                   --------------      --------------
     Gross profit, (gross billings of $2,021,070 less
     worksite Employee payroll cost of $1,998,342 )                           23                  45
Operating expenses:
     General and Administrative expense                                      309                 265
                                                                   --------------      --------------
Loss from operations                                                        (286)               (220)

Non-operating income  (expenses):
     Gain on settlement of debt                                              155                  10
     Litigation expense                                                       45                 -0-
     Interest expense                                                       (129)                (41)
                                                                   --------------      --------------

        Total non-operating income (expense)                                  71                 (31)
                                                                   --------------      --------------

Loss from continuing operation before income tax                            (215)               (251)

Provision for income tax                                                     -0-                   1
                                                                   --------------      --------------
Loss from continuing operations                                             (215)               (252)

Discontinued operations
Loss from discontinued operations                                            -0-                 -0-
                                                                   --------------      --------------

Net loss                                                           $        (215)      $        (252)
                                                                   ==============      ==============
Basic and diluted weighted average number
     Of common stock outstanding                                     113,022,365         112,478,887
                                                                   --------------      --------------

Basic and diluted loss per share from continuing operation:        $      (0.002)      $      (0.002)
                                                                   ==============      ==============
Basic and diluted loss per share from discontinued operation:      $      (0.000)      $      (0.000)
                                                                   ==============      ==============
Basic and diluted net loss per share:                              $      (0.002)      $      (0.002)
                                                                   ==============      ==============


                See accompanying notes to condensed unaudited consolidated financial statements

                                             GREENLAND CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                                  (UNAUDITED)


In thousand, except per share amounts                                       2005                2004
-------------------------------------                                       ----                ----

Net Revenue - PEO Services                                         $       1,230       $       1,900
Cost of Revenue                                                            1,037               1,769
                                                                   --------------      --------------
     Gross profit, (gross billings of $6,267,629 less
     worksite Employee payroll cost of $6,074,451)                           193                 131
Operating expenses:
     General and Administrative expense                                    1,109               1,272
                                                                   --------------      --------------

Loss from operations                                                        (916)             (1,141)

Non-operating income  (expenses):
     Gain on settlement of debt                                              155                  61
     Loss  on settlement of debt                                              (2)                -0-
     Interest expense                                                       (238)               (112)
     Litigation Expense                                                      (22)                -0-
                                                                   --------------      --------------
       Total non-operating income (expense)                                 (107)                (51)

Loss from continuing operation before income tax                          (1,023)             (1,192)

Provision for income tax                                                       1                   1
                                                                   --------------      --------------
Loss from continuing operations                                           (1,024)             (1,193)

Discontinued operations
Loss from discontinued operations                                            -0-                 (31)
                                                                   --------------      --------------

Net loss                                                           $      (1,024)      $      (1,224)
                                                                   ==============      ==============

Basic and diluted weighted average number
     of common stock outstanding                                     113,022,365          98,544,263
                                                                   --------------      --------------

Basic and diluted loss per share from continuing operation:        $      (0.009)      $      (0.012)
                                                                   ==============      ==============
Basic and diluted loss per share from discontinued operation:      $      (0.000)      $      (0.000)
                                                                   ==============      ==============
Basic and diluted net loss per share:                              $      (0.009)      $      (0.012)
                                                                   ==============      ==============

               See accompanying notes to condensed unaudited consolidated financial statements

                                             GREENLAND CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                                  (UNAUDITED)


(in thousands)                                                                 2005          2004
--------------                                                                 ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(1,024)      $(1,224)
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                           10            17
         Allowance for doubtful account                                           1             5
         Options granted for services                                             7             6
         Stock issued for services                                              -0-            50
         Stock issued for legal services                                        -0-            15
         Gain on settlement of debt                                            (155)          (61)
         Loss on disposal of assets                                             -0-            31
   (Increase) / decrease in current assets:
         Accounts receivable                                                      1          (156)
         Other assets                                                            (3)          424
   Increase in current liabilities:
         Account payable and accrued expense                                  1,150           541
                                                                            --------      --------
            Total Adjustments                                                 1,011           872
                                                                            --------      --------
   Net cash provided by (used in) operating activities                          (13)         (352)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of  equipment                                                       -0-            (4)
                                                                            --------      --------
   Net cash used in investing activities                                        -0-            (4)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on note payable                                            -0-          (136)
   Proceeds from note payable-related party                                     -0-           520
   Proceeds from (payment on) note payable-related party                        (39)          (28)
                                                                            --------      --------
   Net cash provided by (used in) financing activities                          (39)          356

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                              (52)          -0-

CASH & CASH EQUIVALENTS , BEGINNING BALANCE                                     110           -0-
                                                                            --------      --------

CASH & CASH EQUIVALENTS , ENDING BALANCE                                    $    58       $    -0-
                                                                            --------      --------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                    $     9             2
                                                                            --------      --------
  Cash paid for income tax                                                  $     3       $    -0-
                                                                            --------      --------

               See accompanying notes to condensed unaudited consolidated financial statements

                              GREENLAND CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 was filed on March 31, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

NOTE 2.  GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency of approximately $10 million and an accumulated deficit of $42 million as of September 30, 2005. The company received a `Notice of Federal Tax Lien' from IRS during the three month period ended September 30, 2005. The lien is in favor of the United States on all property belonging to the company for the amount of the taxes assessed, and additional penalties, interest, and costs that may accrue. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE 3.  RECENT PRONOUNCEMENTS

In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine month period ended September 30, 2005, as follows ($ in thousands, except per share amounts):

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

To conform to the net method, the Company reclassified worksite employee payroll costs of $5 million for the nine months period ended September 30, 2005, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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

NOTE 5.  PROPERTY AND EQUIPMENT

Net property and equipment at September 30, 2005 was as follows:

         (In thousands)
         Furniture & equipment under capital lease        59
         Furniture and fixture                            35
                                                        -----
                                                          94
         Accumulated depreciation & amortization
            (Including accumulated amortization of
            $50 on leased assets)                        (75)
                                                        -----
                                                        $ 19
                                                        =====

Depreciation expenses, including amortization of capital lease assets, for the nine months ended September 30, 2005 and 2004 were $10 thousand and $17 thousand, respectively.

The assets in the Oklahoma office were disposed off in September 30, 2004 due to the shut down of the office. Property and equipment in Oklahoma office for the nine month ending September 30, 2004 was as follows:


         (In thousands)
         Computers and equipment                      $ 36
         Furniture and fixture                           5
                                                      -----
                                                        41
         Accumulated depreciation & amortization       (10)
                                                      -----
                                                      $ 31
                                                      =====

The entire $31 thousand was disposed off during the year 2004 and was recorded on the financials under Non-operating expense as "Loss on disposal of assets".


NOTE 6.  ACCRUED PAYROLL

Accrued payroll as at September 30, 2005 was as follows:


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

NOTE 7.  OTHER ACCRUED EXPENSES

Other accrued expenses as at September 30, 2005 were as follows:


         (In thousands)
         Kazarian lease termination      $275
         Columbus lease termination        65
         NKS settlement                   100
         Litigation accrual               170
         Citicorp lease termination        67
         Others                            47
                                         ----
                                         $724
                                         ====

The Kazarian lease termination is the unpaid balance on the office vacated in December 2001(see Note 15). The Columbus lease termination is the unpaid balance of the lease of office vacated in December 2002. The NKS settlement is the accrual for the court settlement with a customer for the MAXcash machine (see
Note 15). The litigation accrual is the accrual for a suit filed for the company's default of its obligations under a subscription agreement.

NOTE 8.  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at September 30, 2005 were as follows:

                                                                                 (in thousands)
         Note payable to a stockholder of the Company.  Secured, interest at
         8%. Principal due by August 6, 2005. Interest expense for the three month period ending September 30, 2005 and 2004 is $10,373 and
         $11,540.                                                                    $  508
         Notes payable to a stockholder and president of the Company. Secured, interest at 8%. Principal due at various dates through January 2005.
         Interest expense for the three month period ending September 30, 2005
         and 2004 is $307 and $307.                                                      15
         Notes payable to a stockholder and entity owned by a president of the
         Company. Secured, Interest at 8%. Principal due at various dates through January 2005. Interest expense for the three month period
         ending September 30, 2005 and 2004 is $1,331 and $1,330 respectively.           65
         Notes payable to a stockholder of the Company. Secured, interest at
         8%. Principal due at various dates through January 2004.
         Interest expense for the three month period ending September 30, 2005
         and 2004 is $2,228 and $2,228.                                                 109
                                                                                 ----------
                                                                                 $      697
                                                                                 ==========

Total interest expense for Notes payable to stockholders of the Company, for the nine month period ended September 30, 2005 amounted to $29,577. The company is in default in the payment of notes.

NOTE 9.       NOTES PAYABLE

Notes payable at September 30, 2005 were as follows:

                                                                               (in thousands)
         Note payable to an unrelated party, with interest at 10%. Due through
         the payment of commissions earned through March 9, 2001.                $      320
         Note payable to an unrelated party, unsecured with interest at 5.75%.
         Due through the principal and interest payment March 31, 2004.
         Interest expense for the three month period ending September 30, 2005
         and 2004 is $221and $215 respectively.                                          15
         Note payable related to acquisition of client services contracts from
         A third party, payable without interest through May 2005.                      121
                                                                                 ----------
                                                                                 $      456
                                                                                 ==========

The company is in default in the payment of notes.

NOTE 10.      STOCKHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 10,000 shares of Class A convertible preferred stock with a face value of ten thousand Dollars ($10,000) and a par value of $.001 per share. The Company is authorized to issue 10,000 shares of Class B convertible preferred stock with a face value and with a par value to be determined at the discretion of the Board of directors. The Company has no convertible preferred stock outstanding through September 30, 2005.

Common Stock Issued During the Period

The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the nine month period ended September 30, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (note 16).

The Company issued 7.5 million shares to retire notes payable in the amount of $68 thousand in the nine months ended September 30, 2004

The Company issued 9.5 million shares for services for the nine months ended September 30, 2004. The Company has recognized expenses for such services in the amount of $49 thousand.

The Company issued 5 million shares of common stock for accrued salary payable to the director of the company totaling $57 thousand in the period ended September 30, 2004

The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock in the period ended September 30, 2004.

The Company issued 2.5 million shares towards the exercise of option in the period ended September 30, 2004.

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

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at September 30, 2005:

                                                    WEIGHTED AVERAGE
                                                  NUMBER OF   EXERCISE
                                                     SHARES      PRICE
                                             (IN THOUSANDS)

Outstanding at December 31, 2004                     24,568    $  0.03
                                                    -------    -------
    Granted in 2005                                  17,950       0.02
    Exercised                                           -0-       0.00
    Expired                                             -0-       0.00
                                                    -------    -------
Outstanding at September 30, 2005                    42,518   $   0.02
                                                    =======   ========
Options exercisable at September 30, 2005            42,458   $   0.02
                                                    =======   ========

NOTE 11. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the nine month periods ended September 30, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock. The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split of 50:1. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 12. INTEREST AND PENALTIES ON UNPAID TAXES

The company has been delinquent in paying taxes. The general and administrative expenses include approximately $320,000 for the interest and penalties accrued on the taxes payable. The company received a `Notice of Federal Tax Lien' from IRS during the three month period ended September 30, 2005. The lien is in favor of the United States on all property belonging to the company for the amount of the taxes assessed, and additional penalties, interest, and costs that may accrue.

NOTE 13. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

The Company repaid notes payable to related parties of $67 thousand in the nine month period ended September 30, 2004 by the issuance of common stock.

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

On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company has filed a motion in 2003 with the Court for a default judgment of approximately $500,000 against CardPlus. CardPlus did not appear and a default was entered. The Company obtained a judgment against CardPlus and has turned the matter over to collection companies.

The Company was notified by Accord of Oklahoma that it is owed fees or royalties based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $300,000. The Company attended the arbitration proceedings which concluded in June 2005. Each party then filed briefs in August 2005. On September 8, 2005 the arbitrator issued his decision whereby he awarded Accord $163,724.10 in damages and attorney fees of $32,744.80 and costs in the amount of $1,314.42. The Company has accrued the amount in the accompanying financials. Dalrada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and was also named jointly liable for damages, attorney fees and cost in the same amount.

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

The arbitration hearing was originally scheduled for September 2005 and was rescheduled for October 26, 27 and 28 of October. The actions pending in San Diego Court and Salt Lake City court are presently stayed pending the arbitration.

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

All of the above defendants filed legal challenges to the Company's complaint. On July 18, 2005, Judge Jeffrey Barton ruled that the Company had stated legally sufficient claims against all defendants. The Court scheduled a trial date in April 2006. Management feels strongly in the merits of its case.

On or about August Dalrada Financial Corporation, Robert Dietrich, Eric Gaer, Brian Bonar, Richard Green, Owen Naccarato and James Downey filed a cross-complaint in the Superior Court of San Diego, (collectively, "Dalrada Defendants") naming Greenland Corporation, Thomas Beener (current officer and Director of Greenland), Gene Cross, George Godwin (former directors of Greenland) and Edwin Sano as defendants (collectively, "Greenland Defendants"). The action alleges breach of fiduciary duty, negligent misrepresentation, conspiracy, and legal malpractice. While Dalrada Defendants claim that they are entitle to monetary damages, no specific amount requested. The Greenland defendants have filed legal challenges to the complaint and a hearing is scheduled for November 18, 2005 at which time the court will rule on said challenges. This action is also scheduled for trial in April 2006 and will be heard together with the above referenced action. The Greenland defendants feel strongly in the merits of their defenses.

On or about March 2005, ExpertHr-Michigan, Inc , and ExpertHR, Inc, both wholly owned subsidiary of Greenland Corporation was named in an amended complaint filed by LM Insurance Corporation in United States District Court in the Northern District of Illinois (collectively, "GRLC"). The original complaint was filed by LM against SourceOne Group., Inc a/k/a and d/b/a SourceOne Group, LLC and Payroll Services of Virginia; Dalrada Financial Corporation, a/k/a and d/b/a Imaging Technologies Corporation (collectively, "Dalrada"). The action relates to activities of Dalrada in its representation of the Arena Football 2 Operating Company (AF2) and Dalrada failure to pay worker's compensation insurance premiums to LM, after receiving payments from AF2 and/or securing said coverage under false representations. GRLC was named only after "representatives of Dalrada made representations that GRLC represented teams in the AF2. GRLC has obtained counsel and filed a motion to dismiss based on the factors that GRLC
(i) does not do business in Illinois (ii) never represented teams in the AF2
(iii) received no funds from AF2 teams (iv) was not a party to any dealing with LM and/or Dalrada and/or Brian Bonar in connection with the AF2. The motion was heard and the court denied the motion without prejudice, stating that after completion certain discovery, the Company could re-file its motion to dismiss. LM conducted a deposition of a representative of the Company in September 2005 in Chicago, Illinois. The Company is waiting for a response from LM regarding their willingness to agree to dismissing the Company from the case and in the vent no agreement is reached, the Company intends to re-file its motion to dismiss.

On or about June 15, 2005 Alpha Capital Aktiengesellschaft ("ACA") filed in Supreme Court of the State of New York County of New York, an action to recover $173,000 plus interest in connection with and investment by ACA in 2003, arranged by Brian Bonar and Dalrada. A hearing was scheduled for July 27, 2005. In September 2005, the court issued a decision granting ACA a judgment of $133,000. The Company has included the amount together with the interest in accrued expenses and excluded the amount from the subscribed shares.

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

NOTE 17.   SUBSEQUENT EVENTS

In the matter of Citicorp Vendor Finance Inc v Greenland Corporation filed in Superior Court of the State of California County of San Diego, North County Division, Citicorp has scheduled a debtors exam for December 2, 2005 in connection with a judgment for $45,513.30. This relates to certain computer equipment leased by Greenland from Citicorp in connection with the check cashing operation of Greenland. Greenland did not contest the judgment.

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

INTRODUCTION

         The following discussion pertains to our operations and financial condition as of September 30, 2005, and should be read in conjunction with our financial statements and notes thereto, and other financial information included elsewhere in this report.

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

         On February 13, 2004 the Company entered into a transaction with ePEO, Link, Inc., an Idaho based PEO, to acquire their client base of approximately $33,000,000 and assume certain liabilities. In February the Department of Insurance of the State of Idaho ("DOI") issued a temporary restraining order against ePEO to prohibit the sale or transfer of any assets. The Company withdrew its offer to purchase and is awaiting a decision from the Department of Insurance of the State of Idaho regarding the transaction. The Company is presently in discussions with the DOI and ePEO and although there can be no assurances that a transaction will be completed and if so, on what terms or conditions. The Company has been informed that the DOI anticipates completing its decision making process in November 2005. The Company is optimistic that the transaction will be completed.

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

         The Company acquired shares of common stock of Viper Networks Inc. in April 2003 and believed those shares could be sold in the first or second quarter of 2004. The Company expected a significant source of income from said sale. Unfortunately, Viper blocked all attempts of the Company to sell said shares and the Company was forced to take legal action. If the Company is successful in prevailing in the legal action it may recover a significant some of money. However, all or a majority of funds (depending on proceeds received) are set aside for payment of taxes, and it is uncertain if any funds would remain for use by the Company. (See "Legal Matters").

         In addition, if the Company is able to complete the acquisition of ePEO Link, the Company will likely engage in a private offering to raise funds.

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

RESULTS OF OPERATIONS

Gross Billing

         We had total gross billing of $6.2 million and $9.6 million from our PEO business for the nine month ended September 30, 2005 and 2004. Gross revenue include wages $5 million, taxes $482 thousand, workers' compensation $325 thousand, administrative fees $206 thousand and other $217 thousand.

         Total gross billing of $2 million and $2.9 million for the three-month period ended September 30, 2005 and 2004, respectively; a decrease of $948 thousand (47%). The Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Matters). The Company has made an aggressive effort to contact all clients and initiate a strong customer service department to address this problem.

         The Company's sales operations related to check cashing was suspended primarily due to a legal dispute with its software provider and the associated financial risks to the Company represented by the dispute. Management has made the decision to discontinue its sales/licensing efforts related to the MaxCash ABM and/or the software.

Worksite Employee Payroll Cost

         The Company incurred total costs of PEO services of $6 million and $9.5 million for the nine month ended September 30, 2005 and 2004. Cost of PEO services included: wages $5 million, taxes $475 thousand, workers' compensation $282 thousand and other $280 thousand.

         Cost of PEO services for the three month period ended September 30, 2005 and 2004 were $2 million and $2.9 million, respectively. The decrease in cost is directly related to loss of clients for the reasons set forth above.

         Cost of goods sold in the prior year periods, associated with check cashing operations, was $0, which was associated with the since-suspended operations related to transaction processing.

Operating Expenses

         Selling, general and administrative expenses for the nine months ended September 30, 2005 and 2004 were $1.1 million and $1.3 million, respectively. The decrease of $164 thousand due to reduction in various expenses which include but not limited to rent, consulting and salary. The Company continues its efforts to add sufficient number of work-site employees placing the Company in a break even and/or cash flow position.

           Selling, general and administrative expenses for the three months ended September 30, 2005 and 2004 were $309 thousand and $265 thousand, respectively. The increase of $44 thousand was due to accrual of interest and penalty on payroll tax. The Company believes that as clients are added that operating expenses will not increase significantly. The Company has centralized operations in California and feels that it is positioned to add clients without adding personnel..

         There were no research and development costs for the nine month ended September 30, 2005 and 2004, respectively.

Other Expense

         Net other expense was $(107) thousand for the nine month period ended September 30, 2005. Net other expenses were $(51) thousand for the year-earlier period. The difference is due to increase in interest expense and accrual of litigation expense. Net other expense was $71 thousand for the three month period ended September 30, 2005. Net other expenses were $(31) thousand for the year-earlier period. The difference is due to increase in gain on settlement of debt caused by over accrual related to the Accord case.

Net Loss

         The net loss for the nine months ended September 30, 2005 was $1 million compared to a net loss of $1.2 million for comparative period in 2004, a decrease of $200 thousand, or 16%. The net loss for the three months ended September 30, 2005 was $215 thousand compared to a net loss of $252 thousand for comparative period in 2004, a decrease of $36 thousand. The Company has experienced a poor client retention rate. The Company believes this is due in large part to the various changes of operations the Company has transitioned through, that most clients were purchased from other companies creating an additional transition problem, and the fact that certain former employees have left the Company and may have engaged in conduct not in the Company's interest (see Legal Matters). The Company continues to pursue acquisition opportunities, including ePEO Link to add sufficient number of work site employees to placing the Company in a break even and/or cash flow position.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. To date, we have not been able to support our operations from revenues through sales of products or services.

         At September 30, 2005, we had a working capital deficit of $10 million compared with a working capital deficit of $8.7 million at December 31, 2004. The increase in working capital of $1.1 million, or 13% resulted primarily from an increase in PEO payroll tax and other payroll deductions.

         Stockholders' deficit increased for the nine months ended September 30, 2005 from the previous fiscal year by $1.2 million and, due primarily to the $1 million comprehensive loss which was offset by an increase in additional paid in capital.

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

         In order to address this uncertainty, the Company will pursue raising additional funds to finance its operations and to continue to grow its PEO business.

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

         On July 30, 2003, the Company commenced a legal action against CardPlus International, Inc., in Superior Court in San Diego California seeking damages in connection with the sale of five MaxCash ABM's and the licensing of the Company's CCBO back office processing software. The Company has filed a motion in 2003 with the Court for a default judgment of approximately $500,000 against CardPlus. CardPlus did not appear and a default was entered. The Company obtained a judgment against CardPlus and has turned the matter over to collection companies.

         The Company was notified by Accord of Oklahoma that it is owed fees or royalties based on a percentage of gross revenues received by the Company on certain business acquired by the Company from Accord. Accord filed an action for arbitration in Oklahoma City, Oklahoma seeking damages of approximately $300,000. The Company attended the arbitration proceedings which concluded in June 2005. Each party then filed briefs in August 2005. On September 8, 2005 the arbitrator issued his decision whereby he awarded Accord $163,724.10 in damages, attorney fees of $32,744.80 and costs of $1,314.42. The Company has accrued the amount in the accompanying financials. Dalrada Finance Corporation (formerly Imaging Technologies Corporation) is a guarantor of the payment of sums due under the agreement between the Company and Accord and was also named jointly liable for damages, attorney fees and costs in the same amount.

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

         The arbitration hearing was originally scheduled for September 2005 was rescheduled for October 26, 27 and 28 2005. The actions in the San Diego Court and the Salt Lake City court are presently stayed pending arbitration.

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

         All of the above defendants filed legal challenges to the Company's complaint. On July 18, 2005, Judge Jeffrey Barton ruled that the Company had stated legally sufficient claims against all defendants. The Court scheduled a trial date in April 2006. Management feels strongly in the merits of its case.

         On or about August Dalrada Financial Corporation, Robert Dietrich, Eric Gaer, Brian Bonar, Richard Green and James Downey filed a cross-complaint in the Superior Court of San Diego, (collectively, "Dalrada Defendants") naming Greenland Corporation, Thomas Beener (current officer and Director of Greenland), Gene Cross, George Godwin (former directors of Greenland) and Edwin Sano as defendants (collectively, "Greenland Defendants"). The action alleges breach of fiduciary duty, negligent misrepresentation, conspiracy, and legal malpractice. While Dalrada Defendants claim that they are entitle to monetary damages, no specific amount requested. The Greenland defendants have filed legal challenges to the complaint and a hearing is scheduled for November 18, 2005 at which time the court will rule on said challenges. This action is also scheduled for trial in April 2006 and will be heard together with the above referenced action. The Greenland defendants feel strongly in the merits of their defenses.

         On or about March 2005, ExpertHr-Michigan, Inc , and ExpertHR, Inc, both wholly owned subsidiary of Greenland Corporation was named in an amended complaint filed by LM Insurance Corporation in United States District Court in the Northern District of Illinois (collectively, "GRLC") . The original complaint was filed by LM against SourceOne Group., Inc a/k/a and d/b/a SourceOne Group, LLC and Payroll Services of Virginia; Dalrada Financial Corporation, a/k/a and d/b/a Imaging Technologies Corporation (collectively, "Dalrada"). The action relates to activities of Dalrada in its representation of the Arena Football 2 Operating Company (AF2) and Dalrada failure to pay worker's compensation insurance premiums to LM, after receiving payments from AF2 and/or securing said coverage under false representations. GRLC was named only after "representatives of Dalrada made representations that GRLC represented teams in the AF2. GRLC has obtained counsel and filed a motion to dismiss based on the factors that GRLC (i) does not do business in Illinois (ii) never represented teams in the AF2 (iii) received no funds from AF2 teams (iv) was not a party to any dealing with LM and/or Dalrada and/or Brian Bonar in connection with the AF2. The Motion was heard and the court denied the motion without prejudice, stating that after completion certain discovery, the Company could re-file its motion to dismiss. LM conducted a deposition of a representative of the Company in September 2005 in Chicago, Illinois. The Company is waiting for a response from LM regarding their willingness to agree to dismissing the Company from the case and in the vent no agreement is reached, the Company intends to re-file its motion to dismiss.

         On or about June 15, 2005 Alpha Capital Aktiengesellschaft ("ACA") filed in Supreme Court of the State of New York County of New York, an action to recover $173,000 plus interest in connection with and investment by ACA in 2003, arranged by Brian Bonar and Dalrada. A hearing was scheduled for July 27, 2005. In September 2005 the court issued a decision granting ACA a judgment of $133,000. The Company has included the amount together with the interest in accrued expenses and excluded the amount from the subscribed shares.

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

ITEM 2 - CHANGES IN SECURITIES

         The Company had issued 115.1 million shares on January 14, 2003 to Imaging Technologies Corporation (ITEC) pursuant to a share purchase agreement for a convertible promissory note which was payable in two years, in the amount of $2.25 million. The Company entered into a settlement agreement in the nine month period ended September 30, 2004, whereby, 90 million shares was returned to the Company in exchange of the promissory note (note 16).

         The Company issued 7.5 million shares to retire notes payable in the amount of $68 thousand for the nine months ended September 30, 2004.

         The Company issued 9.5 million shares for services for the nine months ended September 30, 2004. The Company has recognized expenses for such services in the amount of $49 thousand in 2004.

         The Company issued 5 million shares of common stock for unpaid salary totaling $57 thousand in the period ended September 30, 2004.

         The Company entered into a settlement with Mr. Ellis of all matters in consideration of 1 million shares of the Company stock in the period ended September 30, 2004.

         The Company issued 2.5 million shares towards the exercise of option in the period ended September 30, 2004.

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



Date: November 9, 2005          By: /s/ Thomas J. Beener
                                    ----------------------
                                Thomas J. Beener
                                CEO, President



Date: November 9, 2005          By: /s/ Thomas Beener
                                    ----------------------
                                Thomas Beener
                                Chief Accounting Officer